Form 10QSB
period 2007-09-30
Red Pearl Acquisition Corp
filed 2007-11-14
CIK 1392545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period __________ to __________

Commission File Number: 000-52575

Red Pearl Acquisition Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	20-8583866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

106 Chelsea Parkway, Boothwyn, Pa 19061
(Address of principal executive offices)

(610) 494 5534
(Issuer’s telephone number)

3273 E. Warm Springs Road, Las Vegas NV 89120
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,000,000 common shares as of  September 30, 2007

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
4	Balance Sheet as Balance Sheet as of September 30, 2007;
5	Statements of Operations for the three and six months ended September 30, 2007 and period from inception (March 1, 2007) through September 30, 2007;
6	Statement of Stockholders’ Equity from inception (March 1, 2007) through September 30, 2007;
7	Statements of Cash Flows for the six months ended September 30, 2007 and period from inception (March 1, 2007) through September 30, 2007;
8	Notes to FinaNotes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

RED PEARL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

September 30, 2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash in bank	$-
Prepaid expenses	-

TOTAL CURRENT ASSETS	-

TOTAL ASSETS	$-

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-
Advances from related parties	-

TOTAL CURRENT LIABILITIES	-

LONG-TERM DEBT	-

TOTAL LIABILITIES	-

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock: $0.001 par value; 90,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000
Additional paid in capital	2,750
Accumulated deficit	(5,750)

TOTAL STOCKHOLDERS' EQUITY	-

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-

The accompanying notes are an integral part of these financial statements.

RED PEARL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2007	For the Six Months Ended September 30, 2007	From Inception On March 1, 2007 through September 30, 2007
REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	2,500	5,420	5,750

TOTAL OPERATING EXPENSES	2,500	5,420	5,750

NET LOSS	$(2,500)	$(5,420)	$(5,750)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

RED PEARL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance March 1, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000
Contributed Capital			2,750		2,750
Net loss for the period ended September 30, 2007	-	-	-	(5,750)	(5,750)

Balance September 30, 2007	3,000,000	$3,000	$2,750	$(5,750)	$-

The accompanying notes are an integral part of these financial statements.

RED PEARL ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended September 30, 2007	From Inception On March 1, 2007 through September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,420)	$(5,750)

Adjustments to reconcile net income to net cash provided by operating activities:
Contributed capital	2,750	2,750
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,500	-
Increase (decrease) in accounts payable	-	-

NET CASH USED IN OPERATING ACTIVITES	(170)	(3,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	-	3,000
Increase in advances from related parties	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,000

NET INCREASE IN CASH	(170)	-

CASH - Beginning of period	170	-

CASH - End of period	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURE:

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

RED PEARL ACQUISITION CORPORATION
Notes to the Condensed Financial Statements
September  30, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company from the operations of Lightning Poker Inc. (“Lightning”) upon the consummation  of the merger with Lightning.  However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3-MERGER

On September 28, 2007 the Company  entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its  wholly owned subsidiary  LPI Acquisition Corp., a Pennsylvania corporation  (the “Merger Sub”) and Lightning a Pennsylvania corporation.

Subject to the terms and conditions of the Merger Agreement, (a) Merger Sub will be merged with and into Lightning (the “Merger”), with Lightning being the surviving corporation; (b) each of the outstanding shares of common stock of Lightning (“Lightning Stock”) (other than any shares as to which dissenters’ rights have been exercised) will be converted into the right to receive one share of the Company’s  common stock (“Purchaser Stock”); (c) Lightning will survive the Merger as  a wholly-owned subsidiary of the Company; (d) all outstanding warrants and options to purchase shares of Lightning Stock will become exercisable for an equal number of  shares of Purchaser Stock on the same terms and conditions; and (e) upon or before consummation of the Merger (the “Closing”), the Company will retire its currently outstanding shares, all of which are held by the Company’s  sole director and executive officer, on terms which create no liability or continuing obligation of the Company for the payment of consideration as of the Closing.

The Merger Agreement includes customary representations, warranties, covenants and termination rights of the parties, including the right to terminate if the Closing does not occur by December 31, 2007.

The Closing is subject to customary conditions, including approval by holders of a majority of the outstanding shares of Lightning Stock and the non-exercise of dissenters’ rights by holders of at least 95% of the outstanding shares of Lightning Stock, both of which conditions have been satisfied.

At September 30, 2007  Lightning Poker Inc. had  outstanding 4,300,727 shares of common stock, 1,891,000 options and 4,453,157 warrants to purchase shares of common stock.

Note 4-SUBSEQUENT EVENT

On November 12, 2007 Lightning completed the acquisition of all the assets of Poker Automation LLC, a California limited liability company ("Poker Automation"), pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"). In connection with the completion of the acquisition and in consideration for the assets acquired, Lightning paid $400,000 in cash at closing and issued 344,058 shares of its common stock to Poker Automation LLC. Such shares were issued pursuant to the exemption from registration afforded under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

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

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. In furtherance of that goal, we entered into the Agerement and Plan of Merger dated September 28, 2007 with our subsidiary LPI Acquisition Corp. ("LPI") and Lightning pursuant to which LPI will merge with and into Lightning and Lightning will become our wholly owned subsidiary.

Lightning is an early stage company which manufactures and sells fully-automated, proprietary electronic poker tables intended for sale to commercial and tribal casinos, card rooms, other gaming and lottery venues, bars and restaurants and the home market. On November 12, 2007 Lightning completed the acquisition of all the assets of Poker Automation LLC, a California limited liability company ("Poker Automation"), pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement"). In connection with the completion of the acquisition of Poker Automation and in consideration for the assets acquired, Lightning paid $400,000 in cash at closing and issued 344,058 shares of its common stock to Poker Automation. Such shares were issued pursuant to the exemption from registration afforded under Section 4(2) of the Securities Act of 1933.

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through the completion of the acqusition of Lightning and the expansion of its business.

We do not currently engage in any business activities that provides cash flow. Excluding any significant acquisitions of businesses, we believe the existing cash, investments, debt financing and projected cash flow from the future operations of Lightning will be sufficient to fund our operation, long term obligations, capital expenditures and new product development for the foreseeable future. If actual performance differs from estimated performance, projected cash flows would be positively or negatively impacted.

Results of Operations for the three months ended September 30, 2007 and period from inception (March 1, 2007 ) through September  30, 2007.

We did not earn any revenues from inception (March 1, 2007) through September 30, 2007. We recognized a net loss of $2,500 for the three months ended September 30, 2007 and a net loss of $5,750 for the period from inception through September 30, 2007. Expenses during this period  were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of September 30, 2007, we had no significant capital resources. We do not currently engage in any business activities that provides cash flow. Excluding any significant acquisitions of businesses, we believe the existing cash, investments, debt financing and projected cash flow from the future operations of Lightning will be sufficient to fund our operation, long term obligations, capital expenditures and new product development for the foreseeable future. If actual performance differs from estimated performance, projected cash flows would be positively or negatively.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include consumation of the merger with Lightning. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Brian Haveson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On October 17, 2007, our sole shareholder approved an amendment to our articles of incorporation to change our corporate name to Lightning Gaming, Inc. and approved our 2007 Equity Incentive Plan. Further information on these matters is contained in the Schedule 14C Information Statement we filed with the Securities and Exchange Commission on October 29, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Agreement and Plan of Merger(1)

(1) Previously included as an exhibit to the Form 8-k filed October 4, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Red Pearl Acquisition Corp.

Date: November 14, 2007

By: /s/ Brian Haveson Brian Haveson President, Secretary, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Director