Form 10QSB
period 2007-12-31
Lightning Gaming, Inc.
filed 2008-02-19
CIK 1392545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52575

Lightning Gaming, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8583866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

106 Chelsea Parkway , Boothwyn, Pa 19061
(Address of principal executive offices)

(610) 494 5534
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,644,875 common shares as of  February 11, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as Balance Sheet as of December 31, 2007;
F-2	Statements of Operations for the three months and nine months ended December 31, 2007 and period from inception (March 1, 2007) through December 31, 2007;
F-3	Statement of Stockholders’ Equity from inception (March 1, 2007) through December 31, 2007;
F-4	Statements of Cash Flows for the nine months ended Decemner 31, 2007 and period from inception (March 1, 2007) through December 31, 2007;
F-5	Notes to FinaNotes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

LIGHTNING GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31, 2007
(Unaudited)
ASSETS

CURRENT ASSETS
Cash in bank	$-

TOTAL CURRENT ASSETS	-

TOTAL ASSETS	$-

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-

TOTAL CURRENT LIABILITIES	-

TOTAL LIABILITIES	-

STOCKHOLDERS' EQUITY
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock: $0.001 par value; 90,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000
Additional paid in capital	2,750
Accumulated deficit	(5,750)

TOTAL STOCKHOLDERS' EQUITY	-

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$-

The accompanying notes are an integral part of these financial statements.

LIGHTNING GAMING,INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2007	For the Nine Months Ended December 31, 2007	From Inception On March 1, 2007 through December 31, 2007

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	-	5,420	5,750

TOTAL OPERATING EXPENSES	-	5,420	5,750

NET LOSS	$-	$(5,420)	$(5,750)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

LIGHTNING GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance March 1, 2007	-	$-	$-	$-	$-

Shares issued for cash at $0.001 per share	3,000,000	3,000	-	-	3,000
Contributed Capital			2,750		2,750
Net loss for the period March 1, 2007 to December 31, 2007	-	-	-	(5,750)	(5,750)

Balance December 31, 2007	3,000,000	$3,000	$2,750	$(5,750)	$-

The accompanying notes are an integral part of these financial statements.

LIGTHNING GAMING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended December 31, 2007	From Inception On March 1, 2007 through December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,420)	$(5,750)

Adjustments to reconcile net loss to net cash used in operating activities:
Contributed capital	2,750	2,750
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,500	-
Increase (decrease) in accounts payable	-	0

NET CASH USED IN OPERATING ACTIVITES	(170)	(3,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment purchased	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issued	-	3,000
Increase in advances from related parties	-	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,000

NET DECREASE IN CASH	(170)	-

CASH - Beginning of period	170	-

CASH - End of period	$-	$-

The accompanying notes are an integral part of these financial statements.

LIGTHNING GAMING, INC.

Notes to the Condensed Financial Statements
December 31, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2007 audited financial statements. The results of operations for the periods ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company from the operations of Lightning Poker, Inc. (“Lightning Poker”) upon the consummation  of the merger with Lightning Poker. Howeve management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3-MERGER

On January 29, 2008, under the Agreement and Plan of Merger dated September 28, 2007 (the “Merger Agreement”), the Company (formerly known as Red Pearl Acquisition Corp.)  completed a merger (the "Merger") with Lightning Poker. In the Merger, LPI Acquisition Corp. a Pennsylvania corporation and wholly-owned subsidiary of the Company, merged with and into Lightning Poker.

As result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company and each share of common stock of Lightning Poker outstanding immediately prior to the Merger was converted into the right to receive one share of the Company’s common stock (“Common Stock”). As a result, the former stockholders of Lightning Poker are entitled to receive an aggregate of 4,644,785 shares of  Common Stock . In addition, all of the Company’s previously outstanding stock, which was held by Brian D. Haveson, was canceled with no obligation on the Company’s part for the payment of any consideration. Consequently, the Merger resulted in the former stockholders of Lightning Poker having the same percentage ownership interests in the Company as they had in Lightning Poker prior to the Merger.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” as the term is defined in   Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended(“Exchange Act”). These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negatives of any such words or expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: our future results under our ownership of Lightning Poker, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and changes in generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless applicable law requires us to do so. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission  (“SEC”).

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held or publicly reporting corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through the acquisition and ownership of Lightning Poker.

Excluding any significant acquisitions of businesses, we believe the existing cash, investments, debt financing and projected cash flow from the future operations of Lightning Poker  will be sufficient to fund our operation, long term obligations, capital expenditures and new product development for the foreseeable future. If actual performance differs from estimated performance, projected cash flows would be positively or negatively impacted.

Results of Operations for the three months ended December 31 , 2007 and period from inception (March 1, 2007 ) through December 31 , 2007.

We did not earn any revenues from inception (March 1, 2007) through December 31, 2007. We recognized a net loss of $0 for the three months ended December 31, 2007 and a net loss of $5,750 for the period from inception through December 31, 2007. Expenses during this period were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of December 31, 2007, we had no significant capital resources. The generation of cash flow sufficient to meet our cash needs in the future will depend on  the  ability of our new subsidiary, Lightning Poker, to obtain the regulatory approvals required to distribute its product, the Lightning Poker  Gaming System (the “System”), and successfully market it to casinos and card clubs.

Off- Balance Sheet Arrangements

As of December 31, 2007, there were no off- balance sheet arrangements.

Going Concern

Our  financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We and  Lightning Poker both have limited capital resources, net operating losses and negative cash flows from operations since our respective inceptions and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet our cash needs in the future will depend on  Lightning Poker’s  ability to obtain the regulatory approvals required to distribute the System and successfully market it to casinos and card clubs. Based on our cash flow projections and anticipated revenues under our ownership of Lightning Poker, we believe we  will be able to support our operations for the foreseeable future, and we  do not expect to have to raise additional capital to fund our operations. However, if sales of the System do not meet, or our expenses exceed, our projections, we  may need to raise additional funds through a public or private offering of securities or a credit facility. If that becomes necessary, there is no assurance that we would be able to obtain such financing,  at all, or on reasonable terms. If we  need additional funding and  we are unable to obtain it, our  financial condition would be adversely affected. In that event, we  would have to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent Event - Acquisition of Lightning Poker

On January 29, 2008, we acquired Lightning Poker in a merger (the “Merger”), under which Lightning Poker became our wholly-owned subsidiary, the stockholders of Lightning Poker became our stockholders with the same percentage ownership interests in our company as they had in Lightning Poker prior to the Merger, all of our previously outstanding stock was canceled with no obligation on our part for the payment of any consideration, and we ceased being a shell company.

Information concerning Lightning Poker is contained in the Form 8-K that we filed with the SEC on January 30, 2008.  Our periodic Exchange Act reports for periods ending after the date of the Merger will be presented on a consolidated basis, reflecting our ownership of Lightning Poker.

Item 3A(T). Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”).  Based upon that evaluation, our CEO and CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have  materially affected,or are reasonably likely to materially affect, our internal control  over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or furnished under the Exchange Act is accumulated and communicated to management, including our CEO  and CFO, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our CEO and CFO  concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On October 17, 2007, our Board of Directors adopted a resolution to amend our articles of incorporation to change our corporate name to Lightning Gaming, Inc. and to submit this amendment and name change to our sole stockholder for approval.  The amendment and name change were approved by our sole stockholder on that same date by written consent. We changed our corporate name to reflect our  acquisition of Lightning Poker and to conform our name to the activities of our subsidiary after the acquisition.

On October 17, 2007, our Board of Directors adopted our 2007 Equity Incentive Plan (the “2007 Plan”) and directed that it be presented to our sole stockholder for approval.  The 2007 Plan was approved by our sole stockholder on that same date by written consent.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 8-K filed January 30, 2008, Commission File No. 000-52575)
3.2*	By-Laws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23,2007, Commission File No. 000-52575)
10.1*	Agreement and Plan of Merger by and among the Company, LPI Acquisition Corp. and Lightning Poker (see Exhibit 10.1 to Form 8-K filed October 4, 2007, Commission File No. 000-52575)
10.2*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007, Commission File No. 000-52575)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

*
These documents are incorporated herein by reference as exhibits hereto.  Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated.

(A)	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lightning Gaming, Inc.

Date:	February 19, 2008

By: /s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director