Form 10-Q
period 2008-03-31
Lightning Gaming, Inc.
filed 2008-05-15
CIK 1392545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52575

Lightning Gaming, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8583866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

106 Chelsea Parkway , Boothwyn, Pa 19061
(Address of principal executive offices)

(610) 494 5534
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐                                                                           Accelerated filer  ☐

Non-accelerated filer    ☐                                                                           Small reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,644,875 common shares as of  May 12, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
1	Balance Sheets as of March 31, 2008 and December 31, 2007;
2	Statements of Operations for the three months ended March 31, 2008 and 2007;
3	Statements of Cash Flows for the three months ended March 31, 2008 and 2007;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash	$1,836,112	$2,638,266
Accounts receivable, net	86,692	411,615
Inventory	867,150	768,553
Prepaid expenses and notes receivable	36,753	73,552
Total Current Assets	2,826,707	3,891,986

Property, Plant and Equipment, net	1,109,125	982,570

Intangible Assets, net	510,691	521,991
Other Assets	60,482	36,082

Total Assets	$4,507,005	$5,432,629

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long term debt	$15,879	$-
Accounts payable	528,397	433,390
Accrued expenses	543,987	579,042
Total Current Liabilities	1,088,263	1,012,432

Long Term Debt
Long term debt	8,254,287	8,124,235
Interest payable	684,006	514,006
Total Long Term Debt	8,938,293	8,638,241

Commitments

Stockholders' Deficit
Preferred Stock: $0.001 par value; authorized 10,000,000 shares, no shares issued and outstanding	-	-
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,644,785 shares issued and outstanding at March 31, 2008	4,645	-
Capital stock, authorized 50,000,000 shares, no par value, 4,644,785 shares issued and outstanding at December 31, 2007		2,950,496
Additional Paid in Capital	2,949,710	-
Accumulated deficit	(8,473,906)	(7,168,540)
Total Stockholder's Deficit	(5,519,551)	(4,218,044)

Total Liabilities and Stockholders’ Deficit	$4,507,005	$5,432,629

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three  Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
	2008	2007

Revenues
Sales of systems and parts	$241,936	$213,500
License fees	72,487	-
Total revenues	314,423	213,500

Costs and operating expenses
Cost of products sold	95,633	114,965
Operating expenses	133,494	269,125
Research and development	416,065	245,817
Selling general & administrative expenses	624,510	412,656
Depreciation and amortization	144,880	33,398
Total costs and operating expenses	1,414,582	1,075,961

Operating loss	(1,100,159)	(862,461)

Non-operating income (expense)
Net interest expense	(205,207)	(78,026)
Net Loss	$(1,305,366)	$(940,487)
Net loss per common share-basic and diluted	$(0.28)	$(0.23)
Weighted average common shares outstanding-basic and diluted	4,644,785	4,100,727

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three  Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
	2008	2007

NET CASH USED IN OPERATING ACTIVITES	$(745,778)	$(987,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(310,459)	(150,390)
Increase in other assets	(48,636)	-
Proceeds from sale of equipment	210,000	-

NET CASH USED BY INVESTING ACTIVITIES	(149,095)	(150,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	92,719	1,000,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,719	1,000,000

NET DECREASE IN CASH	(802,154)	(137,865)

CASH - Beginning of period	2,638,266	310,145

CASH - End of period	$1,836,112	$172,280

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
Notes to the Consolidated Condensed Financial Statements
March 31, 2008

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

On January 29, 2008, under the Agreement and Plan of Merger dated September 28, 2007 (the “Merger Agreement”), Lightning Gaming, Inc.(formerly known as  Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the "Merger") with Lightning Poker, Inc. (“Lightning Poker”). As a result of the Merger, LPI Acquisition Corp., a wholly-owned subsidiary of the Company, merged with and into Lightning Poker and Lightning Poker became a wholly-owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market fully automated, proprietary electronic poker tables  (“Systems”) to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market.  Lightning Poker’s  System is designed to improve economics for casino operators while improving overall player experience.

On November 12, 2007 Lightning Poker completed the acquisition of certain assets of Poker Automation LLC ("Poker Automation"), pursuant to an Asset Purchase Agreement. In connection with the completion of the acquisition and in consideration for the assets acquired, Lightning Poker paid $400,000 in cash at closing.  In addition  344,058 shares of Lightning Poker’s stock were issuable to Poker Automation’s members and  certain creditors.

In January 2007, Lightning Poker entered into an exclusive licensing and distribution agreement with Shuffle Master, Inc. (“Shuffle Master”).  Pursuant to the agreement, Shuffle Master acts as the worldwide exclusive distributor of the Systems to the gaming industry.  In exchange for distributing the Systems, Shuffle Master will receive a fixed distribution fee for each System placed into operation.  The initial term of the agreement is for ten years and is renewable for an additional five year term at Shuffle Master's option if specific minimum order requirements are met.  Shuffle Master must also achieve certain minimum order requirements during the first five years of the agreement to retain exclusive distribution rights.  In addition to selling Systems, Shuffle Master is responsible for carrying out all service and maintenance on systems and will receive all the service revenues.

Through December 31, 2006 Lightning Poker was considered a development stage company. During 2007, Lightning Poker increased its customer base and commenced leasing and sales of Systems to a point that it no longer believes this classification is necessary.

Lightning Poker’s activities through December 31, 2006 principally related to the development of its Systems, assembling and training personnel and applying for and obtaining the required licenses and certifications to operate in certain jurisdictions in the gaming industry.

From April 1, 2004 (inception) through June 1, 2005, Lightning Poker operated as a limited liability company, Pokermatic, L.L.C.  On June 1, 2005 Lightning Poker incorporated under the name Pokermatic, Inc.  In September 2006 Lightning Poker changed its name to Lightning Poker, Inc.

Basis of Presentation:

The unaudited  condensed statements of operations and cash flows reflect the Merger as if the Merger occurred on January 1, 2007.

The unaudited interim financial statements contained herein should be read in conjunction with our amended report on Form 8-K filed on April 29, 2008 (“Merger Form 8-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Merger  Form 8-K but have not been audited. In management’s opinion, the financial statements include all adjustments which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2007 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

generally accepted  in the United States of America. The results of operations for the three months ended March 31. 2008 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in our significant accounting policies described in the Merger Form 8-K.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on its ability to obtain the regulatory approvals required to distribute its System and successfully market it to casinos and card clubs. The Company  believe it will be able to support its operations for the foreseeable future, and it does not expect to have to raise additional capital to fund its operations. However, if sales of the System do not meet its projections or its expenses exceed its projections, the Company may need to raise additional funds through  public or private offerings of its  securities or through a credit facility. If that becomes necessary,  there is  no assurance that the Company  would be able to obtain such financing, if at all , or on  reasonable terms. If the Company  needs additional funding and is unable to  obtain it,  its financial condition would be adversely affected. In that event, it would have  to postpone or discontinue planned operations and projects. The Company’s  continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.   Inventory

Inventory  consisted of the following:

	March 31, 2008	December 31, 2007
Finished tables	$542,934	$484,540
Raw materials	324,216	284,013
Inventory	$867,150	$768,553

Note 3.   Property and Equipment

Property and equipment consist of the following:

	March31, 2008	December 31, 2007
Equipment, principally tables	$1,493,865	$1,260,620
Furniture and fixtures	20,796	20,796
Property, plant and equipment	1,514,661	1,281,416
Less accumulated depreciation	405,536	298,846
Property, plant and equipment, net	$1,109,125	$982,570

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	March 31, 2008	December 31, 2007
Customer contracts	$377,540	$377,540
Non -compete agreement	167,052	167,052
Total intangibles	544,592	544,592
Less accumulated amortization	33,901	22,601
Intangible assets, net	$510,691	$521,991

At March 31, 2008  the weighted average amortization period for the customer contracts  acquired in 2007 is 2.5 years.  The weighted average amortization period for the non -compete agreement  acquired in 2007 is 2 years.

Note 5.   Debt

Long Term Debt consists of the following:

	March 31, 2008	December 31, 2007

Capital Lease obligation interest at 7.5% payable monthly through March, 2013	$92,719	$-
Notes Payable 8% interest due 2009	2,000,000	2,000,000
Notes Payable 8% interest due 2010	6,500,000	6,500,000
Total long term debt	8,592,719	8,500,000
Less: current installments	(15,879)	-
Less: unamortized fair market value of warrants	(322,553)	(375,7665)
Total long term debt	$8,254,287	$8,124,235

In March  2008, the Company entered into a  capital lease obligation to finance the purchase of a recreational vechicle.  Annual  payments, including interest, under the capital lease are $22,152 a year. The capital lease is secured by the vehicle and a certificate of deposit in the amount of $40,000. The certificate of deposit is included in other assets.

Interest is payable at maturity of the Notes.

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.   Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Option Plan:  In 2007 the Company  adopted the 2007 Equity Incentive Plan (the “Stock Plan”) to enable the Company  to offer key employees, consultants and directors equity interests in the Company , thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of the Company.  The options are granted at the discretion of the Board of Directors and, at March 31, 2008, the maximum aggregate number of shares of common stock issuable under the Stock Plan was  2,500,000.  The purchase price of each option will be determined by the Board at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant.  Options granted will not be exercisable after 10 years from the grant date.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years.  The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

As permitted under accounting principles generally accepted in the United States of America, options granted under the plan are accounted for under SFAS No. 123R, Share Based Payments, and its related interpretations.  Accordingly, compensation costs of $43,858 and $28,672 have been recognized for the three  months  ended March 31, 2008, and 2007, respectively.

A summary of option transactions in 2008  is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31,2007	1,873,000	$1.53
Options granted	165,200	1.54
Options exercised	-	-
Options cancelled	(290,000)	1.10
Options at March 31, 2008	1,748,200	$1.56
Options available for grant at March 31,2008	751,800

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table.  Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company.  The Company  uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 was $0.15.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.  The Company estimated 0% forfeitures for the stock options that were granted in 2008.

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.   Stockholders’ Deficit (continued)
Stock Option Plan (continued)

The following table summarizes information with respect to stock options outstanding at March 31, 2008:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,748,200	6.63	$1.56	-	556,200	6.38	$1.10	-

The following table summarizes information with respect to stock options outstanding at December 31, 2007:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,873,000	7.7	$1.53	-	558,200	8.7	$1.10	-

As of  March 31, 2008, there was approximately $330,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan.  The cost is expected to be recognized over a weighted-average period of 3 years.

Warrants:  In accordance with the loans obtained by the Company (Note 5), the lenders hold  warrants, whereby they may purchase 4,453,157 shares of the Company’s  stock at any time through June 2012 at a  price  ranging between $1.10 and $2.57 per share.  The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock -based compensation.

The following table is a summary of the  Company’s  warrant activity for the three months ended March 31, 2008:

Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31,2007	4,453,157	$1.77
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled	-	-
Warrants at March 31. 2008	4,453,157	$1.77

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.   Stockholders’ Deficit (continued)
Warrants (continued)

The following table summarizes information with respect to warrants outstanding at March 31, 2008:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
4,453,157	3.87	$1.77	-	4,453,157	$1.77	-

The following table summarizes information with respect to warrants outstanding at December 31, 2007:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
4,453,157	4.1	$1.77	-	4,453,157	$1.77	-

 The weighted average fair value of each warrant granted for the year ended December 31, 2007 was $0.08.

Note 7.   Income Taxes

The Company  accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes”.  SFAS No.109 provides for the recognition and measurement of deferred income tax benefits and liabilities based on the likelihood of their realization in future years.  A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

 As of March 31, 2008, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $6,000,000, which expire at various times through 2028.  The utilization of the NOL carryforwards is dependent upon the ability of  the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

Note 8. Related Party Transactions

During 2006 and 2007 the Company  borrowed a total of $5,500,000  under various  loan agreements (the “CI II Loans”) with the  Co Investment Fund II LP (“CI II”). CI II  is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and  beneficially owns more than 5% of the Company’s outstanding common stock. Mr. Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic and  Mr. Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with the CI II Loans, the Company issued to CI II warrants to purchase 3,178,990 shares of common stock. The aggregate fair market value of the warrants at the time the Company issued them was $706,088. During the three months ended March 31, 2008 and 2007, interest on the CI II Loans amounted to $110,000 and $53,000, respectively . During 2008 and 2007, we made no  principal payments on the CI II Loans.  As of March 31, 2008, the aggregate outstanding principal amount of the CI II Loans was $5,500,000.

Mr. Tecce is of counsel to the law firm of Buchanan Ingersoll & Rooney PC, which the Company retained for various legal matters in  2007.  During  the three months  ended March 31, 2008 and 2007  fees and expenses incurred to that firm totaled $0 and  $50,000, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” as the term is defined in   Section 27A of the Securities Act of 1933, as amended (the “ Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negatives of any such words or expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: our future results under our ownership of Lightning Poker, Inc. (“Lightning Poker”), our ability to obtain additional gaming licenses, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and changes in generally accepted accounting principles. These risks and uncertainties should  be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless applicable law requires us to do so. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission  (“SEC”).

Overview

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

Information concerning Lightning Poker is contained in the amended Form 8-K that we filed with the SEC on April 29, 2008.  Our  Exchange Act reports for periods ending after the date of the Merger will be presented on a consolidated basis, reflecting our ownership of Lightning Poker.

Lightning Poker was formed to develop and market an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide.   Our fully automated, electronic poker table ( our “System”) is designed to increase revenue and security while helping to reduce the labor costs associated with poker play.  Our System achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per hand fee collected by the operator commensurately.   The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. Our System has an added benefit of eliminating mistakes by both the dealer and the player, and eliminating the need to tip the dealer.   Our System also provides an opportunity to present information about the game to the players via individual player screens and via the common center monitor.

Our initial product is  our System, a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch -screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform.

Our System has received Gaming Laboratories Incorporated certification for a casino version of Texas Hold'em, Omaha, cash, and single table tournament poker, which we need  in order to install our System in certain jurisdictions.

Poker is one of several card games in which two or more players strategically bet against each other. Many casinos and “card clubs” operate poker rooms that typically consist of tables at which up to 10 players play any of several types of poker against the other players at the table. A dealer employed by the casino or card club is responsible for dealing cards, calculating bets, collecting the “rake,” which is the amount the casino or card club charges for each hand of poker, and distributing payouts. Unlike most other games played at a casino, where the casino may win the full amount of a player’s bet, the casino or card club’s revenue from the poker room is limited to the rake.

Accordingly, poker generally generates lower relative profits for the casino operator than slots and other table games. Our gaming products seek to improve the profitability of poker by enhancing the operator’s revenue opportunities while decreasing the labor burden.

 The number of Systems  installed at any particular location is fluid and may increase or decrease over time. For example, casinos remodel periodically and may expand or contract the amount of floor space allocated to poker. In addition, from time to time certain customers find that they license more Systems from us than demand will support in their poker rooms, which itself is affected by factors ranging from seasonality (people tend to travel shorter distances in the winter months) to macroeconomic and competitive factors. In other cases, regulatory changes in a particular jurisdiction may result in a temporary delay or removal of  Systems. Sometimes, we may elect to redeploy Systems to more productive venues  to maximize our return on investment. Frequently we install Systems at new customer sites where we engage in trial periods of varying lengths with customers to satisfy regulatory requirements as well as to test demand, and educate customers. We view these fluctuations as an expected and normal part of the growth phase of our business and an effective tool for managing our assets.

We have generated operating revenue but have a history of losses since our inception. We incurred a net loss of $1,305,366 in the three months ended  March 31, 2008. We have only recently begun to generate operating revenue.

Three Months Ended March 31, 2008  Compared to Three  Months Ended March 31, 2007

Revenue

Our revenues for the three months ended March 31, 2008 were $314,423 compared to $213,500 for the comparable prior year period. The increase in revenues was due to the commencement of  Systems  under license fee arrangements and  the sale of   additional  Systems to an international casino.

Cost of Products Sold

For the three months ended March 31, 2008 cost of products sold  decreased $19,332 or approximately 17% from $114,965  for the three months ended March 31, 2007. This decrease was due to the absence in the current period of commissioned sales partly offset by the cost of an additional System sold.

Operating Expenses

Operating expenses decreased by $135,631 to $133,494  for the three months ended March 31, 2008, from $269,125 for the three months ended March 31, 2007.  This  decrease  was primarily the result of the  commencement of operations and the decrease in start up costs incurred in 2007.

Research and Development Expenses

Research and development expenses increased by $170,248 to $416,065 for the three months ended March 31, 2008, from $245,817 for the three months ended March 31, 2007. Research and development expenses are primarily related to the development of our System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $211,854 to $624,510 for the three months ended March 31, 2008, from $412,656 for the three months ended March 31, 2007.  This increase was primarily the result of the addition of personnel, licensing expenditures and travel expenses to support our growth strategy.

Depreciation and Amortization

Depreciation and amortization increased from $33,398 for the three months ended March 31, 2007 to $144,880 for the three months  ended March 31, 2008. This increase was primarily related to the placement of our System under contracts.

Net Interest Income (Expense)

Net interest expense increased from $78,026 for the three months  ended March 31, 2007 to $205,207 for the three months  ended March 31, 2008. This change was the result of the issuance of notes payable and related warrants during 2007 of $5,500,000.

 Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans and from the issuance of our common stock.

For the three months ended March 31, 2008, we incurred a net loss of $1,305,366 and used $745,788 of cash in operating activities. At March 31, 2008, we had an accumulated deficit of $8,473,906. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our System and successfully market it to more casinos and card clubs.

Our current cash requirements are approximately $400,000 to $450,000 per month, principally for salaries, professional services, marketing, office expenses and the purchase of the hardware components for our System.

Based on our cash flow projections and anticipated revenues, we believe we will be able to support our operations for the foreseeable future, and we do not expect to have to raise additional capital to fund our operations. However, if sales of our System do not meet, or our expenses exceed, our projections, we may need to raise additional funds through a public or private offering of securities or  a credit facility. If that becomes necessary, there is no assurance that such financing would be available to us, if at all, on reasonable terms. If we need additional funding and are unable to obtain it, our financial condition would be adversely affected.

In addition, our ability to sell or lease our System on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available to us, if at all, on reasonable terms. Our inability to obtain such financing on terms that allow us to lease our System profitably would hamper our ability to distribute our System on a large scale.

Recent Developments

In January 2008, the maturity date of our $1.5 million one-year loan from The Co Investment Fund II LP was extended by two years to June 27, 2010.

On March 25, 2008, Ronald Skotarczak resigned as the President and member of the board of directors of Lightning Poker. We appointed Brian Haveson as Lightning Poker’s President. See our 8-K filed March 28, 2008 reporting Mr. Skotarczak’s resignation.

Off- Balance Sheet Arrangements

As of March 31, 2008, there were no off- balance sheet arrangements.

Going Concern

Our  financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since our  inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute the System and successfully market it to  more casinos and card clubs. Based on our cash flow projections and anticipated revenue we believe we  will be able to support our operations for the foreseeable future, and we  do not expect to have to raise additional capital to fund our operations. However, if sales of the System do not meet, or our expenses exceed, our projections, we  may need to raise additional funds through a public or private offering of securities or a credit facility. If that becomes necessary, there is no assurance that we would be able to obtain such financing,  at all, or on reasonable terms. If we  need additional funding and  we are unable to obtain it, our  financial condition would be adversely affected. In that event, we  would have to postpone or discontinue planned operations and projects. Our continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quanitative  and Qualitative  Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”).  Based upon that evaluation, our CEO and CFO concluded that, as of March 31, 2008, our disclosure controls and procedures were effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have  materially affected, or are reasonably likely to materially affect, our internal control  over financial reporting.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our CEO and CFO  concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On March 4, 2008, Lightning Gaming, Inc. (the “Company”) initiated litigation against PokerTek, Inc. in the United States District Court for the District of New Jersey for infringing the Company's U.S. Patent No. 7,306,516. The complaint requests monetary damages and injunctive relief.  PokerTek answered the complaint denying all allegations of infringement and did not assert any counter claims.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 25, 2008, the Company granted to Ronald Skotarczak a nonqualified option to purchase, between June 26, 2008 and March 25, 2010, up to 115,200 shares of the Company’s stock, subject to reduction by that number of shares (if any) that  Mr. Skotarczak purchases under an outstanding stock option that will terminate on June 26, 2008.  The exercise price per share is $1.10.  The Company granted the option in connection with Mr. Skotarczak’s resignation and as part of his separation agreement, for the purpose of giving him a two-year period within which to exercise his options that were vested as of the date of his resignation.  The Company issued the option without registration under the Securities Act based on the exemption from registration set forth in Section 4(2) of the Securities Act.

For information on other unregistered sales of equity securities during the quarter ended March 31, 2008 that we previously reported, please see the amended Form 8-K that we filed on April 29, 2008.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1*
Second Amendment  dated January 16, 2008 to Loan Agreement dated January 31, 2007 between Lightning Poker and The Co Investment Fund II LP (see Exhibit 10.20 to Form 8-K/A  filed  April 29, 2008, Commission File No. 000-52575)

10.2(A)	Separation Agreement and Release and Stock Option Agreeement among Ronald Skotarczak, Lighting Poker and the Company, dated March 25-26, 2008
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

*
This document is incorporated herein by reference as an exhibit hereto.  Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated.

(A)	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lightning Gaming, Inc.

Date:	May 15, 2008

By: /s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director