Form 10-Q
period 2008-06-30
Lightning Gaming, Inc.
filed 2008-08-14
CIK 1392545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐                                                                           Accelerated filer  ☐

Non-accelerated filer    ☐                                                                           Small reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,636,974 common shares as of  August 1, 2008

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:
1	Balance Sheet as Balance Sheets as of June 30, 2008 and December 31, 2007;
2	Statements of Operations for the three months and six months ended June 30, 2008 and 2007;
3	Statements of Cash Flows for the six months ended June 30, 2008 and 2007;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash	$2,414,126	$2,638,266
Accounts receivable, net	144,134	411,615
Inventory	743,358	768,553
Prepaid expenses and notes receivable	123,622	73,552
Total Current Assets	3,425,240	3,891,986

Property, Plant and Equipment, net	1,537,775	982,570

Intangible Assets net	470,709	521,991
Other Assets	109,180	36,082

Total Assets	$5,542,904	$5,432,629

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long term debt	$2,015,879	$-
Accounts payable	715,659	433,390
Accrued interest	286,466	-
Accrued expenses	643,892	579,042
Total Current Liabilities	3,661,896	1,012,432

Long Term Debt
Long term debt	8,170,010	8,124,235
Accrued interest and other long term liabilities	541,187	514,006
Total Long Term Liabilities	8,711,197	8,638,241

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, no shares issued and outstanding	-	-
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,644,785 shares issued and 4,636,974 outstanding at June 30, 2008	4,645	-
Capital stock, authorized 50,000,000 shares, no par value, 4,644,785 shares issued and outstanding at December 31, 2007	-	2,950,496
Additional Paid in Capital	3,134,465	-
Accumulated deficit	(9,961,488)	(7,168,540)
Treasury stock, 7,811 shares at cost	(7,811)	-
Total Stockholder's Deficit	(6,830,189)	(4,218,044)

Total Liabilities and Stockholders’ Deficit	$5,542,904	$5,432,629
See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three  Months Ended June 30, 2008 and 2007
	Three Months Ended
	June 30,
	2008	2007

Revenues
Sales of systems and parts	$220,356	$675,466
License and service fees	71,639	42,000
Total revenues	291,995	717,466

Costs and operating expenses
Cost of products sold	99,656	331,078
Operating expenses	224,502	69,124
Research and development	429,026	384,730
Selling, general & administrative expenses	549,008	367,391
Depreciation and amortization	231,687	50,752
Total costs and operating expenses	1,533,879	1,203,075

Operating loss	(1,241,884)	(485,609)

Non-operating expense
Net interest expense	(245,698)	(133,095)
Net loss	$(1,487,582)	$(618,704)
Net loss per common share-basic and diluted	$(0.32)	$(0.15)
Weighted average common shares outstanding-basic and diluted	4,644,184	4,217,394

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30,
	2008	2007

Revenues
Sales of systems and parts	$462,292	$888,966
License and service fees	144,126	42,000
Total revenues	606,418	930,966

Costs and operating expenses
Cost of products sold	195,289	446,043
Operating expenses	357,996	338,249
Research and development	845,091	630,547
Selling, general & administrative expenses	1,173,518	780,047
Depreciation and amortization	376,567	84,150
Total costs and operating expenses	2,948,461	2,279,036

Operating loss	(2,342,043)	(1,348,070)

Non-operating expense
Net interest expense	(450,905)	(211,121)
Net loss	$(2,792,948)	$(1,559,191)
Net loss per common share-basic and diluted	$(0.60)	$(0.37)
Weighted average common shares outstanding-basic and diluted	4,644,485	4,159,060

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six  Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30,
	2008	2007

NET CASH USED IN OPERATING ACTIVITES	$(1,395,175)	$(1,849,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(936,660)	(439,350)
Increase in other assets	(182,601)	-
Proceeds from sale of equipment	210,000	-

NET CASH USED IN INVESTING ACTIVITIES	(909,261)	(439,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	2,088,107	5,700,000
Proceeds from issuance of common stock	-	220,000
Purchase of treasury stock	(7,811)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,080,296	5,920,000

NET INCREASE ( DECREASE) IN CASH	(224,140)	3,630,951

CASH - Beginning of period	2,638,266	310,145

CASH - End of period	$2,414,126	$3,941,096

Supplemental Disclosure of cash Flow Information:
Cash paid for interest	$1,679	$-
Non cash financing activities:
Issuance of capital stock warrants in connection with notes payable	$159,000	$184,292

See Note to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
Notes to  Consolidated Condensed Financial Statements
June 30, 2008

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

On January 29, 2008, under the Agreement and Plan of Merger dated September 28, 2007 (the “Merger Agreement”), Lightning Gaming, Inc. (formerly known as  Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the "Merger") with Lightning Poker, Inc. (“Lightning Poker”). As a result of the Merger, LPI Acquisition Corp., a wholly-owned subsidiary of the Company, merged with and into Lightning Poker and Lightning Poker became a wholly-owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market fully automated, proprietary electronic poker tables  (“Systems”) to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market.  Lightning Poker’s  product is designed to improve economics for casino operators while improving overall player experience.

On November 12, 2007 Lightning Poker acquired certain assets of Poker Automation LLC ("Poker Automation"), pursuant to an Asset Purchase Agreement. In connection with the acquisition and in consideration for the assets acquired, Lightning Poker paid $400,000 in cash at closing.  In addition  344,058 shares of Lightning Poker’s stock were issued to Poker Automation’s members and  certain creditors.

In January 2007 Lightning Poker entered into an exclusive licensing and distribution agreement with Shuffle Master, Inc. (“Shuffle Master”).  Pursuant to the agreement, Shuffle Master acts as the worldwide exclusive distributor of the Systems to the gaming industry.  In exchange for distributing the Systems, Shuffle Master will receive a fixed distribution fee for each System placed into operation.  The initial term of the agreement is for ten years and is renewable for an additional five year term at Shuffle Master's option if specific minimum order requirements are met.  Shuffle Master must also achieve certain minimum order requirements during the first five years of the agreement to retain exclusive distribution rights.  In addition to selling Systems, Shuffle Master is responsible for carrying out all service and maintenance on Systems and will receive all the service revenues.

Through December 31, 2006, Lightning Poker was considered a development stage company. During 2007, Lightning Poker increased its customer base and commenced leasing and sales of Systems to a point that it no longer believes this classification is necessary.

Lightning Poker’s activities through December 31, 2006 principally related to the development of its Systems, assembling and training personnel and applying for and obtaining the required licenses and certifications to operate in certain jurisdictions in the gaming industry.

From April 1, 2004 (inception) through June 1, 2005, Lightning Poker operated as a limited liability company, Pokermatic, L.L.C.  On June 1, 2005, Lightning Poker incorporated under the name Pokermatic, Inc.  In September 2006 Lightning Poker changed its name to Lightning Poker, Inc.

Basis of Presentation:

The unaudited  condensed statements of operations and cash flows reflect the Merger as if the Merger occurred on January 1, 2007.

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s amended report on Form 8-K filed on April 29, 2008 (“Merger Form 8-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Merger Form 8-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2007 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted  in the United States of America (“GAAP”). The results of operations for the six  months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Merger Form 8-K.

The allowance for doubtful accounts at June 30, 2008 and December 31, 2007 was $25,604 and $13,625, respectively.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on its ability to obtain the regulatory approvals required to distribute its Systems and successfully market it to casinos and card clubs. However, if sales of the Systems do not meet its projections or its expenses exceed its projections, the Company may need to raise additional funds through  public or private offerings of its  securities or through a credit facility. If that becomes necessary,  there is  no assurance that the Company  would be able to obtain such financing at all, or on  reasonable terms. If the Company  needs additional funding and is unable to  obtain it,  its financial condition would be materially and adversely affected. In that event, it would have  to postpone or discontinue planned operations and projects. The Company’s  continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.   Inventory

Inventory  consists of the following:

	June 30, 2008	December 31, 2007
Finished tables	$320,928	$484,540
Raw materials	422,430	284,013
Inventory	$743,358	$768,553

Note 3.   Property and Equipment

Property and equipment consist of the following:

	June 30, 2008	December 31, 2007
Equipment, principally Systems	$2,020,965	$1,260,620
Furniture and fixtures	20,796	20,796
Property, plant and equipment	2,041,761	1,281,416
Less accumulated depreciation	503,986	298,846
Property, plant and equipment, net	$1,537,775	$982,570

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	June 30, 2008	December 31, 2007
Customer contracts	$377,540	$377,540
Non-compete agreement	167,052	167,052
Software license	16,518	-
Total intangibles	561,110	544,592
Less accumulated amortization	90,401	22,601
Intangible assets, net	$470,709	$521,991

At June 30, 2008, the weighted average amortization period for the customer contracts  acquired in 2007 is 2.5 years.  The weighted average amortization period for the non-compete agreement  acquired in 2007 is 2 years.  The software license  acquired in 2008 is being amortized over 3 years.

Note 5.   Debt

Long Term Debt consists of the following:

	June 30, 2008	December 31, 2007
Capital Lease obligation interest at 7.5% payable monthly through March, 2013	$88,308	$-
Notes Payable 8% interest due 2009	2,000,000	2,000,000
Notes Payable 8% interest due 2010	6,500,000	6,500,000
Notes Payable 8% interest due 2011	2,000,000	-
Total long term debt	10,588,308	8,500,000
Less: current installments	2,015,879	-
Less: unamortized fair market value of warrants	(402,419)	(375,765)
Total long term debt	$8,170,010	$8,124,235

In June 2008 the Company entered into a $4,000,000 three year loan agreement with interest at 8% per annum.  The Notes issued under the loan agreement are secured by the assets of Lightning Poker.  In connection with the loan, the Company issued warrants to purchase $4,000,000 worth of shares of capital stock at an exercise price equal to $2.00 per share of stock.  The warrants are exercisable through June 2013.

The Company borrowed $2,000,000 in June 2008 and another $2,000,000 in  July 2008, under the June 2008 loan agreement.

Interest is payable at maturity of the Notes.

In March  2008, the Company entered into a  capital lease obligation to finance the purchase of a recreational vehicle.  Annual  payments, including interest, under the capital lease  are $22,152 a year. The capital lease is secured by the vehicle and a certificate of deposit in the amount of $40,000. The certificate of deposit is included in other assets.

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt (continued)

In accordance with the loans obtained by the Company , the lenders hold warrants to purchase 7,009,145 shares of the Company’s  stock at any time through June 2013 at prices  ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation. Expense recognized for the three months ended June 30, 2008 and June 30, 2007 and six months ended June 30, 2008 and June 30, 2007 related  to these warrants was $79,133; $65,590; $132,346; and $93,700, respectively, and was included in interest expense.

Note 6.   Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Option Plan:  In 2007 the Company  adopted the 2007 Equity Incentive Plan (the “Stock Plan”) to enable the Company  to offer key employees, consultants and directors equity interests in the Company , thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of the Company.  The options are granted at the discretion of the Board of Directors (acting as the Company’s Compensation Committee) and, at June 30, 2008, the maximum aggregate number of shares of common stock issuable under the Stock Plan was  2,500,000.  The exercise price of each option will be determined by the Board at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant.  Options granted will not be exercisable after 10 years from the grant date.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years.  The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

As permitted under GAAP, options granted under the Stock  Plan are accounted for under Statement  of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payments”, and its related interpretations.  Accordingly, compensation costs of $25,758 and $23,522 have been recognized for the three months  ended June 30, 2008, and 2007, and $69,613 and $45,640  have been recognized for the six months ended June 30, 2008 and 2007, respectively.

A summary of option transactions in 2008  is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2007	1,873,000	$1.53
Options granted	185,200	$1.65
Options exercised	-	-
Options cancelled	(325,000)	$1.21
Options outstanding at June 30, 2008	1,733,200	$1.59
Options available for grant at June 30, 2008	766,800

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

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.   Stockholders’ Deficit (continued)
Stock Option Plan (continued)

The weighted average grant-date fair value of options granted during the three months ended June 30, 2008 was $0.14.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.  The Company estimated 0% forfeitures for the stock options that were granted in 2008.

The following table summarizes information with respect to stock options outstanding at June 30, 2008:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,733,200	6.61	$1.59	-	610,200	7.01	$1.10	-

The following table summarizes information with respect to stock options outstanding at December 31, 2007:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,873,000	7.70	$1.53	-	558,200	8.70	$1.10	-

As of  June 30, 2008, there was approximately $252,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 3 years.

Warrants:  In accordance with the loans obtained by the Company (Note 5), the lenders hold  warrants to purchase 7,009,145 shares of the Company’s  stock at any time through June 2013 at  prices  ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation.

The following table is a summary of the  Company’s  warrant activity for the six months ended June 30, 2008:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2007	4,453,157	$1.77
Warrants granted	4,500,000	$2.00
Warrants exercised	-	-
Warrants cancelled	(1,944,012)	$2.57
Warrants outstanding at June 30, 2008	7,009,145	$1.70

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.   Stockholders’ Deficit (continued)
Warrants (continued)

The following table summarizes information with respect to warrants outstanding at June 30, 2008:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	4.03	$1.70	-	7,009,145	$1.70	-

The weighted average fair value of each warrant granted for the six months ended June 30, 2008 was $0.05.

The following table summarizes information with respect to warrants outstanding at December 31, 2007:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
4,453,157	4.10	$1.77	-	4,453,157	$1.77	-

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

 As of June 30, 2008, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $7,000,000, which expire at various times through 2028.  The utilization of the NOL carryforwards is dependent upon the ability of  the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

Note 8. Related Party Transactions

During 2006 , 2007 and 2008 the Company  borrowed $9,500,000  under various  loan agreements (the “CI II Loans”) with the  Co Investment Fund II LP (“CI II”). CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and beneficially owns more than 5% of the Company’s outstanding common stock. Donald Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic  and  Frederick Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with the CI II Loans, the Company issued to CI II warrants to purchase 4,401,385 shares of common stock. The aggregate fair market value of the warrants at the time the Company issued them was $791,205. During the three months ended June 30, 2008 and 2007 and six months  ended June 30, 2008 and 2007, interest on the CI II Loans amounted to $110,000, $68,227, $220,000 and $167,295, respectively . During 2008 and 2007, we made no  principal payments  on the CI II Loans.  As of June 30, 2008, the aggregate outstanding principal amount of the CI II Loans was $9,500,000.

Mr. Tecce is of counsel to the law firm of Buchanan Ingersoll & Rooney PC, which the Company retained for various legal matters in 2008 and 2007.  During  the three months ended June 30, 2008 and 2007 and six months ended June 30, 2008 and 2007,  fees and expenses incurred to that firm totaled $0, $4,000, $7,000 and  $53,000, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” as the term is defined in   Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negatives of any such words or expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The Company’s  ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on its operations and future prospects on a consolidated basis include, but are not limited to: the Company’s future results under its ownership of Lightning Poker, Inc. (“Lightning Poker”), the Company’s ability to obtain additional gaming licenses, changes in economic conditions, fuel price increases, the current slowdown in the economy and condition of capital markets, legislative/regulatory changes, availability of capital, interest rates, competition, and changes in generally accepted accounting principles. These risks and uncertainties should  be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless applicable law requires us to do so. Further information concerning the Company’s business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission  (“SEC”).

Overview
On January 29, 2008, the Company acquired Lightning Poker in a merger (the “Merger”), under which Lightning Poker became a wholly-owned subsidiary, the stockholders of Lightning Poker became the Company’s stockholders with the same percentage ownership interests in the Company  as they had in Lightning Poker prior to the Merger, all of the Company's previously outstanding stock was canceled with no obligation on the part of the Company for the payment of any consideration, and the Company ceased being a shell company.

Information concerning Lightning Poker is contained in the amended Form 8-K that we filed with the SEC on April 29, 2008.  Exchange Act reports for periods ending after the date of the Merger are presented on a consolidated basis, reflecting the Company’s ownership of Lightning Poker.

Lightning Poker was formed to develop and market an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide.   Lightning Poker's fully automated, electronic poker table ( the “System”) is designed to increase revenue and security while helping to reduce the labor costs associated with poker play.  The System is a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. The System achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per hand fee collected by the operator commensurately.   The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. The System has an added benefit of eliminating mistakes by  the dealer or the player, and it eliminates the need to tip the dealer.   The System also provides an opportunity to present information about the game to the players via individual player screens and via the common center monitor.

       The System has received Gaming Laboratories Incorporated certification for a casino version of Texas Hold'em, Omaha, cash, and single table tournament poker, which the Company  needs  in order to install the  System in certain jurisdictions.

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

Accordingly, poker generally generates lower relative profits for the casino operator than slots and other table games. The System is intended to improve the profitability of poker by enhancing the operator’s revenue opportunities while decreasing the labor burden.

The number of Systems  installed at any particular location is fluid and may increase or decrease over time. For example, casinos remodel periodically and may expand or contract the amount of floor space allocated to poker. In addition, from time to time certain customers find that they license more Systems from us than demand will support in their poker rooms, which itself is affected by factors ranging from seasonality (people tend to travel shorter distances in the winter months) to macroeconomic and competitive factors. In other cases, regulatory changes in a particular jurisdiction may result in a temporary delay or removal of  Systems. Sometimes, we may elect to redeploy Systems to more productive venues  to maximize the Company’s return on investment. Frequently we install Systems at new customer sites where we engage in trial periods of varying lengths with customers to satisfy regulatory requirements as well as to test demand, and educate customers. We view these fluctuations as an expected and normal part of the growth phase of the Company’s business and an effective tool for managing the Company’s assets.

The Company  has a history of losses since the Company’s inception. The Company incurred a net loss of $2,792,948 in the six months ended  June 30, 2008. The Company has only recently begun to generate operating revenue.

Three Months Ended June 30, 2008  Compared to Three  Months Ended June 30, 2007

Revenue

The Company’s revenues for the three months ended June 30, 2008 were $291,995 compared to $717,466 for the comparable prior year period. The decrease  in revenues was due to the absence of  a  System sale  to an international casino  in the current period.

Cost of Products Sold

For the three months ended June 30, 2008, cost of products sold  decreased $231,422 or approximately 70% from $331,078  for the three months ended June 30, 2007. This decrease was due to the absence in the current period of a System sale  to an international casino .

Operating Expenses

Operating expenses increased by $155,378 to $224,502  for the three months ended June 30, 2008, from $69,124 for the three months ended June 30, 2007.  This  increase  was primarily the result of the  commencement of operations with the manufacturing, delivery, testing and installation of  Systems during the current quarter.

Research and Development Expenses

Research and development expenses increased by $44,296 to $429,026 for the three months ended June 30, 2008, from $384,730 for the three months ended June 30, 2007. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $181,617 to $549,008 for the three months ended June 30, 2008, from $367,391 for the three months ended June 30, 2007.  This increase was primarily the result of the expenses related to the Merger, addition of personnel,  and travel expenses to support the Company’s growth strategy.

Depreciation and Amortization

Depreciation and amortization increased from $50,752 for the three months ended June 30, 2007 to $231,687 for the three months  ended June 30, 2008. This increase was primarily related to the placement of the  System under contracts.

Net Interest Expense

Net interest expense increased from $133,095 for the three months  ended June 30, 2007 to $245,698 for the three months  ended June 30, 2008. This change was the result of the issuance of notes and related warrants during 2007 of $5,500,000.

 Six Months Ended June 30, 2008  Compared to Six  Months Ended June 30, 2007

Revenue

The Company’s revenues for the six months ended June 30, 2008 were $606,418 compared to $930,966 for the comparable prior year period. The decrease in revenues was due to the absence in the current period of a sale of a  System to an international casino, but was partly offset by the commencement of  Systems  under license fee arrangements.

Cost of Products Sold

For the six months ended June 30, 2008, cost of products sold  decreased $250,754  from $446,043  for the six months ended June 30, 2007. This decrease was due to the absence in the current period of  a sale of a System to an international casino.

Operating Expenses

Operating expenses increased by $19,747 to $357,996 for the six months ended June 30, 2008, from $338,249 for the six months ended June 30, 2007.  This  increase   was primarily the result of  the manufacturing, delivery, testing and installation of  Systems during the current period.

Research and Development Expenses

Research and development expenses increased by $214,544 to $845,091 for the six months ended June 30, 2008, from $630,547 for the six months ended June 30, 2007. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $393,471 to $1,173,518 for the six months ended June 30, 2008, from $780,047 for the six months ended June 30, 2007.  This increase was primarily the result of  expenses associated with the Merger, addition of personnel, licensing and patent expenditures, insurance  and travel expenses to support the Company’s growth strategy.

Depreciation and Amortization

Depreciation and amortization increased from $84,150 for the six months ended June 30, 2007 to $376,567 for the six months  ended June 30, 2008. This increase was primarily related to the placement of the  System under contracts.

Net Interest Expense

Net interest expense increased from $211,121 for the six months  ended June 30, 2007 to $450,905 for the six months  ended June 30, 2008. This change was the result of the issuance of notes payable and related warrants during 2007 of $5,500,000.

Liquidity and Capital Resources

Since the Company’s inception, the Company has funded its startup costs, operating costs and capital expenditures through loans and  issuance of the Company’s common stock.

For the six months ended June 30, 2008, we incurred a net loss of $2,792,948 and used $1,395,175 of cash in operating activities. At June 30, 2008, the Company had an accumulated deficit of $9,961,488. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute the System and successfully market it to more casinos and card clubs.

The Company’s current cash requirements are approximately $400,000 to $450,000 per month, principally for salaries, professional services, marketing, office expenses and the purchase of the hardware components for the System.

Based on the Company’s cash flow projections and anticipated revenues, we believe we will be able to support the Company’s operations for the foreseeable future. However, if sales of the System do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or  a credit facility. If that becomes necessary, there is no assurance that such financing would be available to the Company at all, or on reasonable terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be materially and adversely affected.

In addition, the Company’s ability to sell or lease the  System on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available at all, or on reasonable terms. The Company’s inability to obtain such financing on terms that allow it to lease the  System profitably would hamper its ability to distribute the  System on a large scale.

Recent Developments

In June 2008, the Company entered into a $4,000,000 three year loan agreement with interest at 8% per annum.  The Notes issued under the loan agreement are secured by the assets of Lightning Poker.  In connection with the loan, the Company issued warrants to purchase $4,000,000 worth of shares of capital stock at an exercise price equal to $2.00 per share.  The warrants are exercisable through June 2013.

Off-Balance Sheet Arrangements

As of June 30, 2008, there were no off-balance sheet arrangements.

Going Concern

The Company’s  financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s  inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute the System and successfully market it to  more casinos and card clubs. However, if sales of the System do not meet, or the Company’s expenses exceed, the Company’s projections, the Company  may need to raise additional funds through an offering of securities or a credit facility. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing, at all, or on reasonable terms. If the Company needs additional funding and  is  unable to obtain it, the Company’s  financial condition would be materially and adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative  and Qualitative  Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”).  Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have  materially affected, or are reasonably likely to materially affect, the Company’s internal control  over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or furnished under the Exchange Act is accumulated and communicated to management, including the CEO  and CFO, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will necessarily prevent all fraud and material error. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the Company’s objectives, and the CEO and CFO  concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share(or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
June 1, 2008 to June 30, 2008(1)	7,811	$1.00	-	-
Total	7,811	$1.00	-	-

Notes;
(1) In June, 2008 the Company in a private transaction purchased 7,811 shares of common stock from a shareholder.

Item 3.     Defaults upon Senior Securities
None

Item 4.     Submission of Matters to a Vote of Security Holders
None

Item 5.     Other Information
None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1(A)	Lightning Gaming Inc. 2007 Equity Incentive Plan form of Incentive Stock Option Agreement
10.2(A)	Lightning Gaming Inc. 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement
10.3*
Loan Agreement dated June 30, 2008 among Lightning Poker, SIG Strategic Investments,LLLP (“SIG”) and Co Investment Fund II LP (“CI II”) (see Exhibit 99.1 to Form 8-K  filed  July 7, 2008, Commission File No. 000-52575)

10.4*	Promisory Note issued by Lightning Poker to CI II (see Exhibit 99.2 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.5*	Promisory Note issued by Lightning Poker to SIG (see Exhibit 99.3 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.6*	Warrant for Stock issued by Lightning Gaming, Inc. (“LGI”) to CI II (see Exhibit 99.4 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.7*	Warrant for Stock issued by LGI to SIG (see Exhibit 99.5 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.8*	Guaranty Agreement by LGI in favor of CI II as the Lenders’ Agent (“Agent”) (see Exhibit 99.6 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.9*	Security Agreement between Lightning Poker and CI II as Agent (see Exhibit 99.7 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.10*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent (see Exhibit 99.8 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.11*	Intellectual Property Security Agreement for Copyrights and Masked Works between Lightning Poker and CI II as Agent (see Exhibit 99.9 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

*
This document is incorporated herein by reference as an exhibit hereto.  Following the description of such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated.

(A)                  Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lightning Gaming, Inc.

Date:	August 14, 2008

By: /s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director