Form 10-Q
period 2008-09-30
Lightning Gaming, Inc.
filed 2008-11-14
CIK 1392545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer  ☐                                                                        Accelerated filer  ☐

Non-accelerated filer    ☐                                                            Small reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,647,474 common shares as of November 1, 2008

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:
1	Balance Sheet as Balance Sheets as of September 30, 2008 and December 31, 2007;
2	Statements of Operations for the three months and nine months ended September 30, 2008 and 2007;
3	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash	$3,428,474	$2,638,266
Accounts receivable, net	371,441	411,615
Inventory	667,776	768,553
Prepaid expenses and notes receivable	169,332	73,552
Total Current Assets	4,637,023	3,891,986

Property, Plant and Equipment, net	1,689,476	982,570

Intangible Assets net	211,150	521,991
Other Assets	151,389	36,082

Total Assets	$6,689,038	$5,432,629

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long term debt	$2,015,879	$-
Accounts payable	514,076	433,390
Accrued interest	326,466	-
Accrued expenses	732,295	579,042
Total Current Liabilities	3,588,71616	1,012,432

Long Term Debt
Long term debt	10,167,025	8,124,235
Accrued interest and other long term liabilities	728,593	514,006
Total Long Term Liabilities	10,895,618	8,638,241

Commitments

Stockholders' Deficit
P Preferred stock: $0.001 par value; authorized 10,000,000 shares, no shares issued and outstanding	-	-
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,648,985 shares issued and 4,641,174 outstanding at September 30, 2008	4,648	-
Capital stock, authorized 50,000,000 shares, no par value, 4,644,785 shares issued and outstanding at December 31, 2007	-	2,950,496
Additional Paid in Capital	3,221,721	-
Accumulated deficit	(11,013,854)	(7,168,540)
Treasury stock, 7,811 shares at cost	(7,811)	-
Total Stockholders’ Deficit	(7,795,296)	(4,218,044)

Total Liabilities and Stockholders’ Deficit	$6,689,038	$5,432,629

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2008 and 2007
	Three Months Ended
	September 30,
	2008	2007

Revenues
Sales of systems and parts	$602,775	$368,048
License and service fees	130,970	106,679
Total revenues	733,745	474,727

Costs and operating expenses
Cost of products sold	311,736	158,846
Operating expenses	52,992	227,033
Research and development	291,871	374,220
Selling, general & administrative expenses	387,684	507,150
Depreciation and amortization including impairment charges	447,469	80,045
Total costs and operating expenses	1,491,752	1,347,294

Operating loss	(758,007)	(872,567)

Non-operating expense
Net interest expense	(291,553)	(243,585)
Other income(expense)	(2,809)	15,945
Net loss	$(1,052,369)	$(1,100,207)
Net loss per common share-basic and diluted	$(0.23)	$(0.26)
Weighted average common shares outstanding- basic and diluted	4,636,974	4,217,394

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
	September 30,
	2008	2007

Revenues
Sales of systems and parts	$1,065,067	$1,257,014
License and service fees	275,096	148,679
Total revenues	1,340,163	1,405,693

Costs and operating expenses
Cost of products sold	507,025	604,889
Operating expenses	410,987	565,282
Research and development	1,136,962	1,004,767
Selling, general & administrative expenses	1,558,355	1,287,197
Depreciation and amortization including impairment charges	824,036	164,195
Total costs and operating expenses	4,437,365	3,626,330

Operating loss	(3,097,202)	(2,220,637)

Non-operating expense
Net interest expense	(742,458)	(454,706)
Other income( expense)	(5,654)	15,945
Net loss	$(3,845,314)	$(2,659,398)
Net loss per common share-basic and diluted	$(0.83)	$(0.63)
Weighted average common shares outstanding- basic and diluted	4,642,181	4,206,283

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
	September 30,
	2008	2007

NET CASH USED IN OPERATING ACTIVITES	$(2,174,308)	$(2,652,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,336,711)	(710,819)
Increase in other assets	(136,251)	-
Proceeds from sale of equipment	356,162	186,000

NET CASH USED IN INVESTING ACTIVITIES	(1,116,800)	(524,819)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	4,084,927	6,500,000
Proceeds from issuance of common stock	4,200	220,000
Purchase of treasury stock	(7,811)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,081,316	6,720,000

NET INCREASE IN CASH	790,208	3,542,561

CASH - Beginning of period	2,638,266	310,145

CASH - End of period	$3,428,474	$3,852,706

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,679	$-
Non cash financing activities:
Issuance of capital stock warrants in connection with notes payable	$221,000	$223,264

See Note to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARY
Notes to Consolidated Condensed Financial Statements
September 30, 2008

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

In January 2007 Lightning Poker entered into an exclusive licensing and distribution agreement with Shuffle Master, Inc. (“Shuffle Master”).  Pursuant to the agreement, Shuffle Master acts as the worldwide exclusive distributor of the Systems to the gaming industry.  In exchange for distributing the Systems, Shuffle Master  receives a fixed distribution fee for each System placed into operation.  The initial term of the agreement is for ten years and is renewable for an additional five year term at Shuffle Master's option if specific minimum order requirements are met.  Shuffle Master must also achieve certain minimum order requirements during the first five years of the agreement to retain exclusive distribution rights.  In addition to selling Systems, Shuffle Master is responsible for carrying out all service and maintenance on Systems and  receives all the service revenues.

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

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s amended report on Form 8-K filed on April 29, 2008 (“Merger Form 8-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Merger Form 8-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2007 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Merger Form 8-K.

The allowance for doubtful accounts at September 30, 2008 and December 31, 2007 was $1,000 and $13,625, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. FAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company adopted the provisions of FAS 157 as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of FAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), Disclosures about Derivative Instruments and Hedging Activities. FAS 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is not currently the holder of any derivative instruments; thus, adoption of FAS 161 would not currently have any effect on the Company's results of operations, financial condition, or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with  GAAP. The  GAAP hierarchy was previously set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Though the FASB does not expect a change in current practice, the FASB issued FAS 162 in order for the GAAP hierarchy to reside in the accounting literature established by the FASB. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of FAS 162 shall be reported as a change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. The Company is currently reviewing FAS 162 to determine its impact on the Company’s  financial statements upon adoption.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FASB concluded in this FSP that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. The Company is currently reviewing FAS 162 to determine its impact on the Company’s  financial statements upon adoption .

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“FAS 160”), Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. FAS 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. The Company is currently reviewing FAS 162 to determine its impact on the Company’s  financial statements upon adoption ..

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities (“FAS 159”). FAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting FAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. The Company has not elected the fair value option for any of its assets or liabilities.

Note 2.   Inventory

Inventory consists of the following:

	September 30, 2008	December 31, 2007
Finished tables	$169,523	$484,540
Raw materials	498,253	284,013
Inventory	$667,776	$768,553

Note 3.   Property and Equipment

Property and equipment consist of the following:

	September 30, 2008	December 31, 2007
Equipment, principally Systems	$2,263,721	$1,260,620
Furniture and fixtures	41,786	20,796
Property, plant and equipment	2,305,507	1,281,416
Less accumulated depreciation	616,031	298,846
Property, plant and equipment, net	$1,689,476	$982,570

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	September 30, 2008	December 31, 2007
Customer contracts	$151,884	$377,540
Non-compete agreement	167,052	167,052
Software license	16,518	-
Total intangibles	335,454	544,592
Less accumulated amortization	124,304	22,601
Intangible assets, net	$211,150	$521,991

During the quarter ended September 30, 2008, the Company reviewed the value of certain contracts acquired in 2007. As a result of the review the Company recorded an impairment charge of $204,000. The fair value of the contracts was determined based on the sum of the future undiscounted cash flows which was determined to be nil. The impairment charge is included in depreciation and amortization including impairment charges expense in the Statement of Operations for three months and nine months ended September 30, 2008.

At September 30, 2008, the weighted average amortization period for the customer contracts acquired in 2007 is 3 years.  The weighted average amortization period for the non-compete agreement acquired in 2007 is 2 years.  The software license acquired in 2008 is being amortized over 3 years.

Note 5.   Debt

Long Term Debt consists of the following:

	September 30, 2008	December 31, 2007

Capital Lease obligation interest at 7.5% payable monthly through March, 2013	$84,928	$-
Notes Payable 8% interest due 2009	2,000,000	2,000,000
Notes Payable 8% interest due 2010	6,500,000	6,500,000
Notes Payable 8% interest due 2011	4,000,000	-
Total long term debt	12,584,928	8,500,000
Less: current installments	(2,015,879)	-
Less: unamortized fair market value of warrants	(402,024)	(375,765)
Total long term debt	$10,167,025	$8,124,235

In June 2008, the Company entered into a $4,000,000 three year loan agreement with interest at 8% per annum.  The Notes issued under the loan agreement are secured by the assets of Lightning Poker.  In connection with the loan, the Company issued warrants to purchase $4,000,000 worth of common stock  at an exercise price of $2.00 per share of stock.  The warrants are exercisable through June 2013.

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

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt (continued)

In accordance with the loans obtained by the Company, the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through June 2013 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation. Expense recognized for the three months ended September 30, 2008 and September 30, 2007 and nine months ended September 30, 2008 and September 30, 2007 related  to these warrants was $62,229; $65,590; $194,575; and $209,368, respectively, and was included in interest expense.

Certain notes in the amount of $1,500,000 and related accrued interest of $193,014 at September 30, 2008 are convertible at the discretion of the noteholder  into 846,507 shares of the Company’s common stock.

Note 6.   Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Options:  In 2007 the Company adopted the 2007 Equity Incentive Plan (the “Stock Plan”) to enable the Company to offer key employees, consultants and directors equity interests in the Company, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of the Company.  The options are granted at the discretion of the Board of Directors (acting as the Company’s Compensation Committee) and, at September 30, 2008, the maximum aggregate number of shares of common stock issuable under the Stock Plan was 2,500,000.  The exercise price of each option will be determined by the Board at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant.  Options granted will not be exercisable after 10 years from the grant date.

Options granted under the Stock Plan generally vest at 20% per year starting on the first anniversary of the grant date and are fully vested after five years.  The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

As permitted under GAAP, stock options granted  are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payments”, and its related interpretations.  Accordingly, compensation costs of $21,226 and $23,522 have been recognized for the three months ended September 30, 2008, and 2007, and $90,839 and $71,541 have been recognized for the nine months ended September 30, 2008 and 2007, respectively.

A summary of option transactions in 2008 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2007	1,873,000	$1.53
Options granted	200,200	$1.68
Options exercised	-	-
Options cancelled	(460,000)	$1.23
Options outstanding at September 30, 2008	1,613,200	$1.62
Options available for grant under the Stock Plan at September 30, 2008	1,002,000

Included in the options granted during  2008 are 115,200 shares granted outside the Stock Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.   Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.   Stockholders’ Deficit (continued)
Stock Options (continued)

The weighted average grant-date fair value of options granted during the three months ended September 30, 2008 was $0.15 per share.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.  The Company estimated 0% forfeitures for the stock options that were granted in 2008.

The following table summarizes information with respect to stock options outstanding at September 30, 2008:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,613,200	6.23	$1.62	-	621,000	7.74	$1.31	-

The following table summarizes information with respect to stock options outstanding at December 31, 2007:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
\Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,873,000	7.70	$1.53	-	558,200	8.70	$1.10	-

As of September 30, 2008, there was approximately $199,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 2.75 years.

Warrants:  In accordance with the loans obtained by the Company (Note 5), the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through June 2013 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation.

The following table is a summary of the Company’s warrant activity for the nine months ended September 30, 2008:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2007	4,453,157	$1.77
Warrants granted	4,500,000	$2.00
Warrants exercised	-	-
Warrants cancelled	(1,944,012)	$2.57
Warrants outstanding at September 30, 2008	7,009,145	$1.70

Lightning Gaming, Inc. and Subsidiary Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.   Stockholders’ Deficit (continued)
Warrants (continued)

The following table summarizes information with respect to warrants outstanding at September 30, 2008:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	3.78	$1.70	-	7,009,145	$1.70	-

The weighted average fair value per share of each  warrant granted for the nine months ended September 30, 2008 was $0.05.

The following table summarizes information with respect to warrants outstanding at December 31, 2007:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
4,453,157	4.10	$1.77	-	4,453,157	$1.77	-

 The weighted average fair value per share of each  warrant granted for the year ended December 31, 2007 was $0.08.

In June 2008, the Company repurchased 7,811 shares of  common stock at $1.00 per share.

Note 7.   Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards No.109, Accounting for Income Taxes.  SFAS No.109 provides for the recognition and measurement of deferred income tax benefits and liabilities based on the likelihood of their realization in future years.  A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

 As of September 30, 2008, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $7,400,000, which expire at various times through 2028.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any tax carryforward benefits in the financial statements.

Note 8. Related Party Transactions

During 2006, 2007 and 2008 the Company borrowed $7,500,000 under various loan agreements (the “CI II Loans”) with the Co Investment Fund II LP (“CI II”). CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and beneficially owns more than 5% of the Company’s outstanding common stock. Donald Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic  and  Frederick Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with the CI II Loans, the Company issued to CI II warrants to purchase 4,401,385 shares of common stock. The aggregate fair market value of the warrants at the respective times the Company issued them was $791,205. In addition, principal and interest on certain notes in the amount of $1,693,014 at September 30, 2008 are convertible into 846,507 shares of common stock. During the three months ended September 30, 2008 and 2007 and nine months  ended September 30, 2008 and 2007, interest on the CI II Loans amounted to $150,000, $68,227, $370,000 and $167,295, respectively . During 2008 and 2007, we made no principal payments on the CI II Loans.  As of September 30, 2008, the aggregate outstanding principal amount of the CI II Loans was $7,500,000.

Mr. Tecce is of counsel to the law firm of Buchanan Ingersoll & Rooney PC, which the Company retained for various legal matters in 2008 and 2007.  During  the three months ended September 30, 2008 and 2007 and nine months ended September 30, 2008 and 2007,  fees and expenses incurred to that firm totaled $41,000, $4,000, $48,000 and  $53,000, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to the Company’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” as the term is defined in   Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, or the negatives of any such words or expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on its operations and future prospects on a consolidated basis include, but are not limited to: the Company’s future results under its ownership of Lightning Poker, Inc. (“Lightning Poker”), the Company’s ability to obtain additional gaming licenses, changes in economic conditions, fuel price increases, the current slowdown in the economy and condition of capital and credit markets, legislative/regulatory changes, availability of capital, interest rates, competition, and changes in generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless applicable law requires us to do so. Further information concerning the Company’s business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).

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

Lightning Poker was formed to develop and market an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide.   Lightning Poker's fully automated, electronic poker table (the “System”) is designed to increase revenue and security while helping to reduce the labor costs associated with poker play.  The System is a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. The System achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per hand fee collected by the operator commensurately.   The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. The System has an added benefit of eliminating mistakes by the dealer or the player, and it eliminates the need to tip the dealer.   The System also provides an opportunity to present information about the game to the players via individual player screens and via the common center monitor.

The System has received Gaming Laboratories Incorporated certification for a casino version of Texas Holdem, Omaha, cash, and single table tournament poker, which the Company needs in order to install the System in certain jurisdictions.

The Company has filed and will continue to file applications for licensure in various gaming jurisdictions. The Company evaluates economic impact of each jurisdiction in determining the priority of filing in a jurisdiction.  Currently the Company is in the process of evaluating the electronic poker table market in Nevada in order to determine the importance of this market to the Company.

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

The Company has a history of losses since the Company’s inception. The Company incurred a net loss of $3,830,143 in the nine months ended September 30, 2008. The Company has only recently begun to generate operating revenue.

Three Months Ended September 30, 2008  Compared to Three  Months Ended September 30, 2007
( All amounts rounded to the nearest $1,000)
Revenues

The Company’s revenues for the three months ended September 30, 2008 were $734,000 compared to $475,000 for the comparable prior year period. The increase in revenues was due to the increase in both sales of Systems and parts and license and service fees.

Sales of Systems and parts increased by $235,000 (64%) to $603,000 for the three months ended September 30, 2008 as compared to $368,000 for the three monthed ended September 30, 2007 due to the placement of additional Systems at existing international customers.

License and service fees increased by $24,000 (23%) to $131,000 for the three months ended September 30, 2008 as compared to $107,000 for the three monthed ended September 30, 2007 due to the placement of Systems at new casino customers.

Cost of Products Sold

For the three months ended September 30, 2008, cost of products sold increased $153,000 (96%) to $312,000 as compared to $159,000 for the three months ended September 30, 2007 due to the placement of additional Systems at existing international customers. Gross margins were 48% for the three months ended September 30, 2008 compared with 57% for the three months ended September 30, 2007. The decline in gross margin for the three months ended September 30, 2008 was principally due to favorable terms the Company offered to customers on multi System placements.

Operating Expenses

Operating expenses decreased by $174,000 to $53,000 for the three months ended September 30, 2008, from $227,000 for the three months ended September 30, 2007.  This decrease was primarily the result of the increase in System deliveries and completion of System hardware design, which was partly offset by an increase in installation costs associated with the Systems installed during the current quarter.

Research and Development Expenses

Research and development expenses decreased by $82,000 to $292,000 for the three months ended September 30, 2008, from $374,000 for the three months ended September 30, 2007. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $119,000 to $388,000 for the three months ended September 30, 2008, from $507,000 for the three months ended September 30, 2007.  This decrease was primarily due to the decrease in staff costs and timing of licensing activity partly offset by contract acquisition costs.

Depreciation and Amortization including Impairment Charges

Depreciation and amortization including impairment charges increased by $ 367,000 to $447,000 for the three months ended September 30, 2008 from $80,000 for the three months ended September 30, 2007. This increase was primarily related to the asset impairment charge of $204,000 related to contracts acquired from Poker Automation and to the placement of Systems under contracts.

Net Interest Expense

Net interest expense increased by $48,000 to $292,000 for the three months ended September 30, 2008 from $244,000 for the three months ended September 30, 2007. This change was the result of the issuance of notes and related warrants during 2008 of $4,000,000, which was  partly offset by interest income from the investment of cash balances.

 Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
( All amounts rounded to the nearest $1,000)

Revenue

The Company’s revenues for the nine months ended September 30, 2008 were $1,340,000 compared to $1,406,000 for the comparable prior year period. The decrease in revenues was due to the absence in the current period of a multi System sale to an international casino, and multi System pricing. The decrease   was partly offset by an increase in Systems sold and the increase in installations of Systems under license fee arrangements.

Cost of Products Sold

For the nine months ended September 30, 2008, cost of products sold decreased $98,000 to $507,000 for the nine months ended September 30, 2008 from $605,000 for the nine months ended September 30,2007. This decrease was due to lower System costs. Gross margins were 52% for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007.

Operating Expenses

Operating expenses decreased $154,000 to $411,000  for the nine months ended September 30, 2008, from $565,000 for the nine months ended September 30, 2007.  This decrease was primarily the result of the increase in Systems deliveries and the completion of System hardware design, which was  partly offset by the increase in installation costs associated with Systems installed during the current period.

Research and Development Expenses

Research and development expenses increased by $132,000 to $1,137,000 for the nine months ended September 30, 2008, from $1,005,000 for the nine months ended September 30, 2007. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $271,000 to $1,558,000 for the nine months ended September 30, 2008, from $1,287,000 for the nine months ended September 30, 2007.  This increase was primarily the result of expenses associated with the Merger, addition of personnel, insurance costs, contract acquisition costs, and costs associated with SEC reporting. These expenses were partly offset by lower advertising expenditures and timing of licensing activity.

Depreciation and Amortization including Impairment Charges

Depreciation and amortization increased $660,000 to $824,000 for the nine months ended September 30, 2008 from $164,000 for the nine months ended September 30, 2007. This increase was primarily related to the asset impairment charge of $204,000 related to the contracts acquired from Poker Automation in 2007 and to the placement of additional Systems under contracts.

Net Interest Expense

Net interest expense increased $287,000 to $742,000 for the nine months ended September 30, 2008 from $455,000 for the nine months ended September 30, 2007. This change was the result of the issuance of notes payable and related warrants during 2007 and 2008, which was partly offset by interest income from investments of cash balances.

Liquidity and Capital Resources

Since the Company’s inception, the Company has funded its startup costs, operating costs and capital expenditures through loans and issuance of common stock.

For the nine months ended September 30, 2008, we incurred a net loss of $3,845,000 and used $2,174,000 of cash in operating activities. At September 30, 2008, the Company had an accumulated deficit of $11,000,000. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute the System and successfully market it to more casinos and card clubs.

The Company’s current cash requirements are approximately $250,000 to $350,000 per month, principally for salaries, professional services, marketing, office expenses and the purchase of the hardware components for the System.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, there were no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”).  Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that have  materially affected, or are reasonably likely to materially affect, the Company’s internal control  over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or furnished under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
 On August 1, 2008, the Company issued to a former employee options to purchase up to 2,000 shares of the Company’s common stock at a per-share exercise price of $1.10 and up to 1,000 additional shares at a per-share exercise price of $2.00.  The Company issued the options as part of a settlement agreement with the former employee.  On September 30, 2008, the former employee exercised the options in full.  The Company issued the options and the 3,000 shares upon exercise of the options without registration under the Securities Act based on the exemption from registration set forth in Section 4(2) of the Securities Act.

Item 3.     Defaults upon Senior Securities
None

Item 4.     Submission of Matters to a Vote of Security Holders
None

Item 5.     Other Information
None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1*
Loan Agreement dated June 30, 2008 among Lightning Poker, SIG Strategic Investments, LLLP (“SIG”) and Co Investment Fund II LP (“CI II”) (see Exhibit 99.1 to Form 8-K  filed  July 7, 2008, Commission File No. 000-52575)

10.2*	Promissory Note issued by Lightning Poker to CI II (see Exhibit 99.2 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.3*	Promissory Note issued by Lightning Poker to SIG (see Exhibit 99.3 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.4*	Warrant for Stock issued by Lightning Gaming, Inc. (“LGI”) to CI II (see Exhibit 99.4 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.5*	Warrant for Stock issued by LGI to SIG (see Exhibit 99.5 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.6*	Guaranty Agreement by LGI in favor of CI II as the Lenders’ Agent (“Agent”) (see Exhibit 99.6 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.7*	Security Agreement between Lightning Poker and CI II as Agent (see Exhibit 99.7 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.8*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent (see Exhibit 99.8 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
10.9*	Intellectual Property Security Agreement for Copyrights and Masked Works between Lightning Poker and CI II as Agent (see Exhibit 99.9 to Form 8-K filed July 7, 2008, Commission File No. 000-52575)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

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

Date: November 14, 2008	Lightning Gaming, Inc.
By: /s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director