Form 10-K
period 2008-12-31
Lightning Gaming, Inc.
filed 2009-04-08
CIK 1392545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52575

Lightning Gaming, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8583866 (I.R.S. Employer Identification No.)
106 Chelsea Parkway Boothwyn, PA (Address of principal executive offices)	19061 (Zip Code)

Registrant’s telephone number, including area code:
(610) 494 5534

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $5,168,000  based on the valuation determined by the board of directors when it set the exercise price of warrants on that date.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 15, 2009 was 4,647,474.

PART I

Item 1.	Business.

Completion of Acquisition or Disposition of Assets

On January 29, 2008, under the Agreement and Plan of Merger dated September 28, 2007 (the “Merger Agreement”), Lightning Gaming, Inc. (formerly known as  Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the "Merger") with Lightning Poker. As a result of the Merger, LPI Acquisition Corp. a Pennsylvania corporation and wholly-owned subsidiary of the Company, merged with and into Lightning Poker. Lightning Poker thereby became a wholly owned subsidiary of the Company and each share of common stock of Lightning Poker outstanding immediately prior to the Merger was converted into the right to receive one share of the Company's common stock. As a result, the former stockholders of Lightning Poker received an aggregate of 4,644,785 shares of the Company's common stock. In addition, all of the Company's previously outstanding stock, which was held by Brian D. Haveson, was canceled with no obligation on the Company's part for the payment of any consideration. Consequently, the Merger resulted in the former stockholders of Lightning Poker having the same percentage ownership interests in the Company as they had in Lightning Poker prior to the Merger.

This transaction has been accounted for as a recapitalization of Lightning Poker. For financial accounting purposes, the accompanying financial statements, identified as Lightning Gaming, Inc. and Subsidiaries, represent the historical accounts and operations of Lightning Poker. The accounts of Lightning Gaming at January 29, 2008 were not material.

The Company was incorporated in Nevada on March 1, 2007.  Prior to the Merger, it was a "shell company," had no operations or employees (other than its officer Brian Haveson and his predecessor) and owned no property.  Its executive offices are located at 106 Chelsea Parkway, Boothwyn, Pennsylvania 19061.

Lightning Poker was incorporated in Pennsylvania in 2005 under the name Pokermatic, Inc. and succeeded to the business of Pokermatic, LLC, a Pennsylvania limited liability company formed in 2004. As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company. Lightning Poker is an early stage company which manufactures and sells fully-automated, proprietary electronic poker tables intended for sale to casinos, card rooms, cruise ships, other gaming and lottery venues, bars and restaurants and the home market.  The following discussion of the Company’s business includes the business of Lightning Poker.

Product

Our initial product is The Lightning Poker Gaming System ("System"), a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch -screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform.

Our System has received Gaming Laboratories Incorporated ("GLI") certification for a casino version of Texas Hold'em, Omaha, cash, and single table tournament poker, which we need  in order to install our System in certain jurisdictions.

Our current System consists of  nine individual player stations and a cashier station situated along an elongated octagonal perimeter with a 45 -inch plasma community display in the center.  Each player station is independently controlled and capable of running any number of applications.  An internal server controlling the game logic manages the player stations.  A data logging and management system function exists, and it can be either located on the physical server, or relocated remotely in order to control multiple tables.  This application allows for the recording of critical game actions and events as well as the control of the table itself.  This architecture provides the flexibility of providing a low-cost stand-alone solution for use in the home or bar/restaurant markets.

The open architecture of Java and Linux provides us with the flexibility to adopt the System for use in different vertical markets (casino, bar/restaurant, and home) as well as additional gaming applications such as additional poker varieties, Black Jack, Keno, Bingo, Slots and Craps.

Poker has become one of the most popular table games at casinos, yet it is one of the least profitable games for casino and card room operators due to slow speed of play, dealer labor, benefits and training costs, and dealer and player error.  Our System provides a solution for each of these issues, and adds additional benefits to casinos and other operators.  In traditional live poker, a dealer employed by the casino or card room is responsible for dealing cards, calculating bets, collecting the “rake”, which is the amount the casino or card room charges for each hand of poker, and distributing payouts. Unlike most other games played at a casino, where the casino may win the full amount of a player’s bet, the casino’s or card room’s revenue from the poker room is limited to the rake.  Consequently, the speed of play is critical to the amount of revenue generated at poker tables.  Our System allows for twice as many games to be played on average than the traditional dealer-run tables, effectively doubling the rake.  Through our System the casinos experience faster shuffling, dealing and bet-placing, which can be enforced by player time constraints.

Our System also eliminates the possibility of dealer or user error, which typically reduces the speed of play with a live dealer.  A second major limitation to the profitability of poker at casinos is dealer payroll, benefits and training costs.  Industry sources estimate that a casino will pay $75,000 - $150,000 in total labor costs per poker table each year, assuming that a manual table is staffed with between four and five dealers.  Our System eliminates all per-table labor costs of live dealers, and requires the oversight of one pit boss for every six tables, the same ratio as with traditional live poker.

Our System also improves a player’s gaming experience by increasing the speed of play, eliminating dealer and player mistakes and eliminating the need for dealer tipping, all of which result in more hands played on our table than on poker tables operated by live dealers.  Furthermore, our System has been designed to increase security in casinos by eliminating the potential for collusion between a  player and a live dealer. Because our System provides automated information on bets placed and hands played that is not available with tables operated by live dealers, our System will add to the profitability of casinos in which it is installed by identifying valuable casino customers who can then be targeted through additional marketing efforts.

As of March 1, 2009, we have sold or leased 68  Systems to domestic and international casinos and card rooms and have agreements for  an additional 35  Systems.

Distribution

Our System is distributed to casinos and other legal gaming venues through an exclusive distribution agreement with Shuffle Master, Inc. (“Shuffle Master”). We expect to sell or lease the System directly to other customers, such as bars and restaurants and consumers who are not covered by our exclusive distribution agreement with Shuffle Master.

Shuffle Master is a global leader in distributing automatic utility and entertainment products to casinos and gaming venues. Shuffle Master’s leadership position and deep relationships with casino operators provide us with access to key decision-makers in our target market.

Our agreement with Shuffle Master provides for it to act as the exclusive worldwide distributor for the System to the gaming industry.  Under the agreement, Shuffle Master receives a fixed distribution fee for each System placed into operation. The agreement has a ten year term which began on January 22, 2007, with the right of Shuffle Master to renew for additional five year terms under certain conditions. Under the agreement Shuffle Master must place a minimum number of Systems  in each of the first five years of the agreement and thereafter use its commercially reasonable efforts to promote, market, distribute and service the product. Shuffle Master has not met this minimum annual requirement under the agreement, which gives us a right to terminate the agreement. As of the date of this report, we have not exercised our termination right. Shuffle Master will have the right to terminate the agreement if there is a change in control (as defined in the agreement) of Lightning Poker.

Revenue Models

We have four different revenue models that we offer to our customers depending on each individual situation:

·	Customer lease model
·	Outright sale model
·	Revenue sharing model
·	Sale/ license model

We offer a lease program to some of our customers whereby we receive a monthly lease payment and amortize the operating expenses over the term of the lease.  Typical lease agreements involve a month-to-month term. In an outright sale of our System, we receive cash for the entire purchase amount.  All operating expenses are booked as they are incurred.  We will typically use this model in situations where there is a strong customer preference for an outright purchase or in situations where leasing to a customer may be impractical due to geographic or financial reasons.  Our third model is a revenue sharing model, where we place our System on the floor of the casino or card room and participate in a portion of the  revenue generated by the System.  Typical revenue sharing agreements involve a month-to-month term and certain agreements provide for  a minimum and maximum monthly payment. Our fourth model combines the sale and lease models whereby we sell the equipment and enter into a three year license agreement with the customer to use our software.  We offer our customers both a service and software support agreement. Our service agreement provides for repair or replacement of System component hardware at a monthly rate of $500.  Our software support agreement provides for telephone support during the customer’s hours of operation and is also priced at $500 per month.  Shuffle Master receives the revenue from the service contracts with casinos and legal gaming venues, and we expect to  receive the revenue generated from all software support agreements as well as service agreements with customers in the bar/restaurant and home markets.

In addition to our primary revenue streams of System sales and leasing , we anticipate receiving revenue from secondary initiatives that will support our growth in the gaming industry.  We expect to receive  revenue from the sale of other electronic gaming programs such as bingo and slot tournaments that can be used with our current System.  After we have successfully penetrated casinos and card rooms, we believe that there will be demand for additional electronic games that can be easily transferred to our Systems. We also expect to receive revenue from technical support contracts and other maintenance work that we will perform ourselves or outsource.

 Manufacture of Product

We assemble the System at our facility in Boothwyn, Pennsylvania, using off-the- shelf components purchased from a variety of vendors and a table base and top manufactured to our specifications by a vendor of cabinetry products. The off- the -shelf components include touch screen monitors for the individual player stations, a 45-inch center screen, a hard drive and memory cards, and other electronic equipment and materials.  We perform final assembly of these components in our facility and then test and ship the System to our customers.

Competition

The market for electronic gaming devices is mature and characterized by a variety of competitors that create and license proprietary table games. We are currently aware of one GLI-certified direct competitor, PokerTek, Inc. (“PokerTek”), a publicly traded, North Carolina based manufacturer of electronic poker tables.  We expect to compete directly with PokerTek in distribution to tribal and commercial casinos, card rooms, restaurants and amusement facilities.  Other potential competitors include Amaya Gaming Group (formerly Gametronix) and Digideal neither of which is currently GLI-certified.  In addition to pure-play electronic poker table manufacturers, we may encounter competition from major casino operators and distributors that choose to develop their own electronic poker systems.  We anticipate that established manufacturers of gaming devices will have widespread brand recognition, substantially greater resources and marketing capabilities than we have and some,  if not all, of the regulatory approvals that would be required to market and sell their products in our target markets, including target markets in which we have not yet obtained regulatory approval. If we are unable to obtain all the regulatory approvals that we are seeking or if we are unable for other reasons to compete successfully, we may be unable to establish market acceptance for our System, which could prevent us from achieving or sustaining profitability.

We also compete with poker tables using live dealers and other gaming and entertainment products within casinos and card rooms, including slot games, roulette, craps, sportsbook, keno, public domain table games such as blackjack, and other live and automated table games. In addition, we compete with Internet poker websites and other forms of Internet gaming.

We will compete to gain and expand market acceptance of our System among owners and operators of casinos and card rooms as well as among poker players. The basis on which we will compete will differ between these two groups. We expect to compete for space on a casino’s or card room’s floor principally on the basis of revenue generation, cost savings, immediate distribution through our agreement with Shuffle Master, and costs associated with switching from existing gaming devices. We expect to compete to attract and retain poker players principally on the basis of ease of play, speed of play, product functionality and additional games including Shuffle Master products and costs associated with play.

Intellectual Property

We currently have three patents and 13 applications for patents pending before the U.S. Patent and Trademark Office, which relate to various aspects of our System. However, patent applications can take many years to issue and we can provide no assurance that any of these patents will be issued. As we continue to develop new technology, we may file patent applications with respect to such technology.

Our trademark for “Lightning Poker” is registered with the U.S. Patent and Trademark Office.
We have registered the www.LightningPoker.net and www.LTGaming.com Internet domain names.

We have a license from Standing Stone Gaming for its Oneida II Lite software that runs part of the cash system of our System. The license is non-exclusive  and expires  on March 31, 2011 and may be renewed by mutual agreement of both parties for an additional term of five years. From time to time we also use a number of licensed trademarks. The trademarks, logos, trade names, and product names used herein, other than ours, are the property of their respective owners.

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and , in some jurisdictions, tribal regulation. In order to sell and distribute our System to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate. We expect it to take 24 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of  March 1, 2009 we are licensed in, have filed or are in the process of filing applications  in  11 jurisdictions. Because our System represents a new and innovative technology, it is impossible for us to accurately determine how the various regulatory authorities will view its sale and use, or how long it will take to obtain any required approvals or licenses. It is possible that the approval of our System will take much longer than we expect or that our System will not be approved in the jurisdictions where we intend to operate, in which case we will be unable to generate revenues in such jurisdictions. The laws and regulations of the jurisdictions in which we intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if our System is approved at one time, its use may be restricted, conditioned or prohibited in the future.

Some states prohibit playing poker or gambling in any form. We will not sell or distribute our System in these states.

The following is a brief description of the material regulations that may apply to us in some of the jurisdictions in which we intend to market and sell our System.

If a state requires that the Company, as well as our System, obtain regulatory approval, we will be required to submit detailed financial and operating reports and furnish any other information the state commission may require. Our officers, directors, certain key employees and any person having a material relationship with us may also have to qualify with the state commission and obtain a finding of suitability. Our beneficial owners, especially beneficial owners of more than 5% of our outstanding Common Stock, may also be required to obtain a finding of suitability.

Thus far only one officer and one of our directors have been found suitable by gaming authorities in several jurisdictions. If a gaming authority in any jurisdiction fails to find any of our officers, directors or significant shareholders suitable, we may be prohibited from leasing, licensing or selling our System in that jurisdiction.

A finding of suitability is generally determined based upon a myriad of facts and circumstances surrounding the entity or individual in question and many gaming authorities have broad discretion in determining whether a particular entity or individual is suitable. We are unaware of circumstances that would categorically prevent a gaming authority from finding any of our officers, directors or significant shareholders suitable.

If any of our officers, directors or significant shareholders is not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling our System in that jurisdiction as long as the person  in question remained an officer, director, or a significant shareholder. Such an occurrence would likely delay introduction of our System into such jurisdictions or prevent us from introducing our System in such jurisdictions altogether. Depending on how material such jurisdictions are to our plan of operations, failure to obtain such findings of suitability could have a material adverse affect on our results of operations. In addition, a finding that one of our officers, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

The state commission may have the authority to disapprove a change in our officers, directors and key employees. Some corporate transactions, including those that may be advantageous to our shareholders, may require prior approval of various state commissions. These states may also require our System to undergo rigorous testing by the commission, a field trial and a determination as to whether our System meets strict technical standards set forth in the applicable regulations of the commission.

The failure to comply with any requirements imposed by  state commissions or required by state law could prevent us from selling our System in such state, subject us to criminal and civil penalties, substantial fines and adversely affect our business.

We have   applied for the required gaming regulatory approvals to sell our System in Nevada.  Due to the current state of the United States economy we have requested that the investigation  of our application be suspended  until further notice. A decision from the Nevada gaming regulatory authorities could take up to 24 months from the start of the investigation of the application, and we have no assurance of obtaining the required approvals to sell our System in Nevada.  We consider Nevada to be a significant target market, so obtaining Nevada gaming approvals would be a key factor in achieving future profitability and success.

The following is a summary of the Nevada gaming regulatory scheme that is  applicable to us as a Nevada gaming applicant and thereafter as a Nevada gaming licensee, if we obtain the required approvals.

Nevada Gaming Authorities

The ownership and operation of casino gaming facilities in Nevada are subject to: (1) The Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and (2) various local ordinances and regulations.  If we become licensed in Nevada, our gaming operations will be subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the State of Nevada Gaming Control Board (the “Nevada Board”), and, in order for us to share in the gaming revenue derived from users of the System, the Clark County Business Department and the Clark County liquor/gaming authorities (collectively, the “Clark County Board”), all of which are collectively referred to as the “Nevada Gaming Authorities.”

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (1) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time and in any capacity; (2) the establishment and maintenance of responsible accounting practices and procedures; (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (4) the prevention of cheating and fraudulent practices; and (5) providing a source of state and local revenues through taxation and licensing fees.  If we become licensed in Nevada, changes in such laws, regulations and procedures could have an adverse effect on our operations.

Lightning Poker is required to be licensed by the Nevada Gaming Authorities  if we sell our System in Nevada. If Lightning Poker obtains a gaming license, the license will require the periodic payment of fees and taxes and will not be transferable.  Also, if we become licensed in Nevada, we will be registered by the Nevada Commission as a publicly traded corporation (a “Registered Corporation”) and we will need to be found suitable to own the stock of Lightning Poker.  As a Registered Corporation, we will be required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information, which the Nevada Commission may require.  No person will be permitted to become a stockholder of, or receive any percentage of profits from, Lightning Poker, without first obtaining licenses and approvals from the Nevada Gaming Authorities.  We and Lightning Poker will have to obtain from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability and licenses required in order to engage in gaming activities and manufacturing and distribution activities in Nevada.

The Nevada Gaming Authorities will be able to investigate any individual who has a material relationship to, or material involvement with, us or Lightning Poker in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee.  Officers, directors and certain key employees of Lightning Poker will have to file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities.  Our officers, directors and key employees who are actively and directly involved in the gaming activities of Lightning Poker may be required to be licensed or found suitable by the Nevada Gaming Authorities.  The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable.  A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation.  Any change in a corporate position by a licensed person must be reported to the Nevada Gaming Authorities.  In addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with Lightning Poker or us, we would have to sever all relationships with such person.  In addition, the Nevada Commission may require us or Lightning Poker to terminate the employment of any person who refuses to file appropriate applications.  Determination of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

We and Lightning Poker will be required to submit detailed financial and operating reports to the Nevada Commission.  Substantially all material loans, leases, sales of securities and similar financing transactions by us will have to be reported to or approved by the Nevada Commission.

If it were determined that the Nevada Act was violated by Lightning Poker, its gaming license could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, we or Lightning Poker and the persons involved could be subject to substantial fines for each violation of the Nevada Act, at the discretion of the Nevada Commission.  Limitation, conditioning or suspension of the gaming license of Lightning Poker could (and revocation of any gaming license would) materially adversely affect our gaming operations.

If we become licensed in Nevada, any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have its suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of a Registered Corporation’s voting securities to report the acquisition to the Nevada Commission.  If we become licensed in Nevada, the Nevada Act will require that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing.  Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds our voting securities for investment purposes only.  An institutional investor that has obtained a waiver may, in certain circumstances, hold up to 19% of our voting securities for investment purposes only if the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only.  Activities which are deemed consistent with holding our voting securities for investment purposes only include: (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and (3) such other activities as the Nevada Commission may determine to be consistent with such investment intent.  If the beneficial holder of our voting securities who must be found suitable is a business entity or trust, it must submit detailed business and financial information including a list of beneficial owners.  The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable.  The same restrictions apply to a record owner of stock if the record owner, after request, fails to identify the beneficial owner.  Any stockholder who is found unsuitable and who holds, directly or indirectly, any beneficial ownership of stock beyond such period of time prescribed by the Nevada Commission may be guilty of a criminal offense.  We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or Lightning Poker, we (1) pay that person any dividend or interest upon voting our securities, (2) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (3) pay remuneration in any form to that person for services rendered or otherwise, or (4) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.  Additionally, the Clark County Board has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee.

If we become licensed in Nevada, the Nevada Commission may, in its discretion, require any holder of our debt securities to file applications, be investigated and be found suitable to own such securities, if it has reason to believe that such ownership would be inconsistent with the declared policies of the State of Nevada.  If the Nevada Commission determined that a person is unsuitable to own such security, then we can be sanctioned (which may include the loss of our approvals) if, without the prior approval of the Nevada Commission, we (1) pay to the unsuitable person any dividend, interest, or any distribution whatsoever, (2) recognize any voting right by such unsuitable person in connection with such securities, (3) pay the unsuitable person remuneration in any form or (4) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

We will be required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time.  If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities.  A failure to make such disclosure may be grounds for finding the record holder unsuitable.  We will also be required to render maximum assistance in determining the identity of the beneficial owner.  The Nevada Commission will have the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.  In addition, (1) a corporate gaming  licensee, which Lightning Poker would be, may not guarantee a security issued by a Registered Corporation pursuant to a public offering, or hypothecate its assets to secure the payment or performance of the obligations evidenced by such a security, without the prior approval of the Nevada Commission; (2) the pledge of the stock of a Corporate Licensee is void without the prior approval of the Nevada Commission; and (3) restrictions upon the transfer of an equity security issued by a Corporate Licensee and agreements not to encumber such securities are ineffective without the prior approval of the Nevada Commission.

Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission.  Entities seeking to acquire control of a Registered Corporation must meet a variety of stringent standards of the Nevada Board and Nevada Commission prior to assuming control.  The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defensive tactics affecting Nevada corporate gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming.  The Nevada Commission has established regulations to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to: (1) assure the financial stability of corporate gaming licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs.  Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated.  The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s stockholders for the purposes of acquiring control of the Registered Corporation.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, will be payable to the State of Nevada and to the county in which Lightning Poker’s operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon: (1) a percentage of the gross revenues received; (2) the number of gaming devices operated; or (3) the number of table games operated.  A live entertainment tax is also paid by casinos where live entertainment is furnished in connection with admission charges, the serving or selling of food, refreshments or the selling of merchandise.  A Nevada licensee that holds a license to manufacture and distribute slot machines and gaming devices, which Lightning Poker would be, also pays certain fees and taxes to the State of Nevada.

Any person who is licensed in Nevada, required to be licensed, registered or required to be registered, or a person who is under common control with any of such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of such person’s participation in such foreign gaming.  The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission.  Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, have contact with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of such person’s unsuitability.

Tribal Casinos

Under the Indian Gaming Regulatory Act of 1988 (the "IGRA")  we believe that the  System is categorized as a Class II gaming device and therefore we may legally use our System if we are in compliance with all other applicable laws and regulations in those tribal casinos located in states where poker is either expressly permitted or not expressly prohibited. However, there is no assurance that our belief is correct. Certain tribes may require a legal opinion  that the System  qualifies as a Class II device, and the casino itself may seek an opinion from the National Indian Gaming Commission ("NIGC"). Obtaining such legal opinions may be difficult, time consuming and expensive, and although NIGC opinions are advisory in nature, should we receive an adverse opinion from the NIGC, it would impact our ability to sell our System to tribal casinos. It is also possible that a court having jurisdiction or the NIGC could determine that our System is a Class III gaming device, the use of which is only permitted if the compact between the state and the tribe allows Class III gaming. There are substantially fewer tribes that are permitted to conduct Class III gaming than are permitted to conduct Class II gaming and therefore such a ruling would significantly impair our ability to sell or lease our System to tribal casinos.

The United States Department of Justice ("DOJ"), the primary law enforcement entity responsible for enforcing the federal law that restricts or prohibits certain gaming devices and activities, namely the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act.  We believe the Johnson Act is inapplicable to the use of our System, but it is possible that the DOJ would disagree with our position.  In that event, the DOJ might institute criminal and civil proceedings against us, and a court might rule that the Johnson Act prohibits the use of our System by tribal casinos unless the tribe and state have entered into an appropriate tribal-state compact.  Any such proceedings could interfere with our ability to obtain regulatory approvals in other jurisdictions.

Additionally, certain tribes require GLI approval for devices such as our System before the casino will agree to purchase or lease the devices. GLI certification requires meeting certain technical specifications and standards and can be difficult and time consuming. It is possible this process will take longer than we anticipate for a particular jurisdiction, or we may never obtain GLI certification for a particular jurisdiction.

Federal Regulation

We believe the Johnson Act is inapplicable to the use of our System.  However, the DOJ has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act, and may disagree with our position on the Johnson Act.

International Regulation

Through our agreement with Shuffle Master, we market our System internationally. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. To market our System in these jurisdictions, our company, our executives and certain shareholders, and the System itself must comply with each individual country’s applicable regulations.

Research and Development

Our research and development efforts to date have been historically focused on the development of our System. Our research and development expenses were  $1,400,370 and $1,354,173 during the fiscal years ended December 31, 2008 and December 31, 2007, respectively. Our System currently allows players to play limit and no-limit Texas Hold ’em, Omaha, cash, and single table tournament poker and slots. We are in the process of designing improvements to our System that allow other varieties of poker to be played and to add other functions that are currently unavailable in our System or in other gaming technologies. We also are developing other related gaming technologies that are designed to benefit casinos or card clubs.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2008 and 2007 revenue from customers outside the United States accounted for approximately $1,223,800 and $1,648,000 or 83% and 90% of revenues, respectively  and four  customers accounted for 66% and 88 % of  our respective revenues.  As of December 31, 2008 approximately 50% of our long-lived assets were outside the United States. As of December 31, 2008 and December 31, 3007, four customers and one customer accounted for 67% and 83%, respectively, of our net accounts receivable.

Employees

As of March 1, 2009, we had 20 full-time employees. In addition to our full time employees we have one consultant that provides legal services and one consultant that provides engineering services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Item 1A.  Risk Factors.

Our business is subject to a variety of risks. The following risk factors could result in a material adverse effect upon our business, financial condition, results of operations, and ability to implement our business plan. Many of these events are outside of our control.

Risks Relating to our Business

We have a limited operating history on which to evaluate our business.

We are an early stage company that has generated only minimal operating revenue. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. In addition, our only product, our System, is an innovative product that has not yet been introduced to the gaming market on a wide scale. We are still in the process of developing and testing the software that will allow additional poker games to be played on our System and enhance the player tracking and accounting capabilities of our System.  Moreover, given the current decline in revenues that gaming companies are experiencing, they might not choose to take on new gaming products that do not have a proven record of success.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have accumulated losses of $12,770,674 through the year ended December 31, 2008. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our System. This may be particularly difficult during the current economic recession in which gaming companies are experiencing significant declines in revenues. Moreover, the market for our System is heavily regulated. We must obtain regulatory approvals for our Company and our System in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven in part by our ability to gain broad market acceptance of our System in those  jurisdictions where we are able to distribute our System, our receipt of regulatory approvals in additional jurisdictions, and entry into definitive agreements with customers in those jurisdictions. We anticipate increased expenses, losses and cash flow deficits as we seek additional regulatory approvals for our System and market it in various jurisdictions. We may not receive further regulatory approval in any jurisdiction and even if we do, we may not obtain market acceptance in that jurisdiction. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis.  Our failure to do so would adversely affect our business and may require us to raise additional capital, which may be very difficult given the current state of the gaming industry and capital markets.  We have recently received assurance from a major stockholder to support our operations for 2009 should such support become necessary.

Our success depends on our System achieving and maintaining widespread acceptance by casinos and poker players.

Our success depends to a large extent on broad market acceptance of our System among casinos and poker players. Even if we demonstrate the effectiveness of our System and our business model, casinos and poker players may not use our System for other reasons, including preference for live dealers, mistrust of technology and perceived lack of reliability. We believe that acceptance of our System by casinos and poker players will depend primarily on the following factors:

·	Our ability to demonstrate our System’s economic and other benefits to casinos;
·	Players becoming comfortable with using our System; and
·	The reliability of the hardware and software comprising our System.

We enter into month-to-month agreements with our customers with whom we license the software associated with our System and lease the hardware components of our System.  If our System fails to achieve market acceptance quickly, our customers may not renew such leases, which would reduce our net revenue and impede our efforts to market our  System.

If we fail to obtain or maintain gaming licenses and regulatory approvals, we will be unable to operate our business and license or sell our System.

The manufacture and distribution of gaming machines are subject to extensive federal, state, local and tribal regulation. Some jurisdictions require licenses, permits and other forms of approval for gaming devices. Most, if not all, jurisdictions also require licenses, permits and documentation of suitability, including evidence of financial stability, for the manufacturers and distributors of such gaming devices and for their officers, directors, major shareholders and key personnel. Our failure to obtain regulatory approval in any jurisdiction will prevent us from distributing our product and generating revenue in that jurisdiction.

Obtaining such approval is a time-consuming and costly process and cannot be assured. Although a manufacturer of gaming devices may pursue entity regulatory approval with regulators of tribal casinos at the same time that it pursues regulatory approval for its gaming devices, states that license commercial casinos, such as Nevada, require that a manufacturer obtain entity regulatory approval before seeking approval for gaming devices. In addition, because our System is an innovative product, we expect that some regulatory authorities will be uncertain as to how to classify it. This might result in additional time and expense associated with obtaining regulatory approvals. Even after incurring significant time and expense seeking such regulatory approvals, we may not be able to obtain them.

Based on our understanding of classification under the IGRA, we believe that our System qualifies as a permissible aid to Class II gaming and that tribal casinos that are located in states where poker is either expressly permitted or not expressly prohibited (so long as poker is being played somewhere in the state) will be legally entitled to use our System, provided that they otherwise comply with the IGRA, and the regulations of the NIGC and the tribe. However, there is no assurance that our belief is correct. The DOJ, the primary law enforcement entity responsible for enforcing the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act. It is possible that the DOJ will disagree with our view that the Johnson Act is inapplicable to the use of our System.  If so, the DOJ may institute criminal and civil proceedings against us and a court may rule that the Johnson Act prohibits the use of our System by tribal casinos unless the tribe and state have entered into an appropriate tribal-state compact. Any such proceedings could interfere with our ability to obtain regulatory approvals in other jurisdictions.

If we fail to obtain a necessary registration, license, approval or finding of suitability in a given jurisdiction, we would likely be prohibited from distributing our System in that jurisdiction. In addition, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. We may not be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Our failure to obtain in a timely manner regulatory approvals in jurisdictions that are material to us, whether individually or in the aggregate, would have a material adverse effect on our net revenue and delay or prevent market acceptance of the System.

If we fail to obtain or maintain gaming licenses and regulatory approvals for our officers, directors and significant shareholders, we might be unable to operate our business and license or sell our System.

Gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us, and any of our shareholders, to determine whether the individual or shareholder is suitable to those gaming authorities. Other than Mr. Tecce, one of our directors who has been found suitable by the Pennsylvania Gaming Control Board as a result of regulatory approval of another company he is associated with,  and  Mr. Ciunci, our Chief Financial Officer (“CFO”) who has been found suitable by various gaming authorities as a result of regulatory approvals of other companies with which he has been associated,  none of our officers, directors or significant shareholders has been found suitable by any gaming authority. If a gaming authority in any jurisdiction fails to find any of our officers, directors or significant shareholders suitable, we may be prohibited from leasing, licensing or selling our System in that jurisdiction and it could adversely affect our regulatory approvals in other jurisdictions.

A finding of suitability is generally determined based upon a myriad of facts and circumstances involving the entity or individual in question, and many gaming authorities have broad discretion in determining suitability.  If any of our officers, directors or significant shareholders are not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling the System in that jurisdiction as long as the individual or entity in question remained an officer, director, or significant shareholder. Such an occurrence would likely delay or prevent our introduction of the System into such jurisdiction.

Depending on how material such jurisdiction is to our plan of operations, failure to obtain findings of suitability could have a material adverse effect on us. In addition, a finding that one of our officers, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain or retain regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

Although we can terminate the employment of an officer or remove a director who is not found suitable, such action could disrupt the management of our Company and adversely affect our business and the results of our operations. In addition, the removal of a director may be delayed if such removal requires action on the part of our shareholders at a shareholders’ meeting.

Our failure to remain competitive with our competitors, some of which have greater resources, could adversely affect our ability to retain existing customers and obtain future business.

There are a number of companies that offer poker-related entertainment or manufacture and distribute automated gaming machines. Most of these companies have greater financial resources than we have. We are aware of one GLI-certified competitor offering automated poker tables such as ours.

The primary challenges to entering the market are the need to establish relationships with the owners and operators of casinos and card clubs, the requirements for regulatory approvals, and the development of the necessary technology for an automated poker table. We anticipate that our potential competitors will include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals needed to market and sell automated poker tables in our target markets. Most of these companies have greater financial resources than we have. Therefore, we anticipate that the challenges to entry in our market would not pose a significant obstacle for such manufacturers if they sought to compete with us.

Due to the difficulties in entering the market, we believe that the early establishment of market share is a key factor in our plan of operations, especially given the finite market for the System. If we are unable to obtain significant early market presence or we lose market share to our competitors, it may cause us to reduce the price at which we lease or sell the System, which would materially affect our net revenue. There are many companies who could introduce directly competitive products in the short term that also have established relationships, the potential to develop technology quickly and greater resources than we have.

We compete in a single industry which is suffering a severe economic downturn.

We expect to continue to derive substantially all of our revenues from the leasing, licensing, and sale of the System and from providing related maintenance and support services.  The current economic recession in general, and the severe economic downturn in the gaming industry in particular, have weakened the financial condition of many casino operators and may further weaken them, which could result in fewer customers leasing, licensing or purchasing our System.

Since 2008, general worldwide economic conditions and the performance of the gaming industry have both declined dramatically.  This has made it difficult for our customers and us to accurately forecast and plan future business activities, and it could cause our domestic and foreign customers to slow or terminate their spending on our lease-, license- and sales-based Systems.  We cannot predict the full effect or duration of the current recession or the timing or strength of an economic recovery. If the domestic and foreign markets for our Systems significantly deteriorate due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

Our failure to obtain any necessary additional financing would have a material adverse effect on our business.

We lease our System to customers under operating leases. Until we are able to sell substantially more units of our System, our ability to lease the System to customers on a large scale may require us to obtain additional financing necessary for the manufacture of the System. However, sources of financing for the gaming industry have diminished dramatically during the current economic recession. Our inability to obtain financing on terms that would allow us to lease the System profitably would hamper our ability to distribute the System on a large scale and may therefore delay our ability to obtain significant early market presence as well as market acceptance of the System.

In addition, if our revenue is less than we anticipate or if we incur unforeseen expenses, we may need to seek additional equity or debt financing. Under current economic conditions, it is uncertain whether we could obtain such financing. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we need, but are unable to obtain, additional financing we may be unable to develop our System, adequately protect our intellectual property, meet customer demand for our System, withstand adverse operating results, or otherwise accomplish our business objectives. More importantly, if we are unable to obtain further financing when needed, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

The current state of financial markets exposes us to significant risks.

Financial markets world-wide have been experiencing extreme disruption since 2008, including, among other things, extreme volatility in security prices, and severely diminished liquidity and credit availability (especially for the gaming industry).  Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values.  These conditions affect us in various ways.  The current tightening of credit in financial markets generally, and the particularly severe tightening of them for the gaming industry, adversely affect the ability of our customers to obtain financing for purchases and operations and could result in weakened demand for our System and services.  Current economic conditions could also affect our ability to raise funds through debt or equity financing.  Our debt includes approximately $8.5 million maturing in 2010 and $4 million maturing in  2011.  If economic conditions do not improve by the respective maturity dates of our debt, we might not be able to refinance them on favorable terms, or at all.  This, in turn, could have a material and adverse effect on us.

Risks that impact our customers may impact us.

If fewer players visit our customers’ facilities, if such players have less disposable income to spend at our customers’ facilities or if our customers are unwilling or unable to devote resources to purchasing or leasing our System, there could be an adverse effect on our business.  Risks that affect our customers, and thereby affect us indirectly, include, but are not limited to:

•	material adverse conditions that currently exist in gaming markets;

•	global geopolitical events such as terrorist attacks and other acts of war or hostility; and

•	natural disasters such as floods, hurricanes and earthquakes.

Our business may suffer if patents are issued to our competitors in the future.

Competitors in our industry are currently seeking patent protection for various features involving design and technology in electronic games and electronic poker tables specifically.  If patents are issued to our competitors we may not obtain, or we may lose, a competitive advantage in the marketplace and our revenue and profitably may be negatively impacted.

Third party claims of infringement against us could adversely affect our ability to market our System and require us to redesign our product or seek licenses from third parties.

We are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages or prohibit us from distributing the System at all. We have from time to time received correspondence from our principal competitor advising us that it has filed certain patent applications, is aggressively pursuing patent protection for its products, and will aggressively pursue any patent infringers. Whether a product infringes a patent involves complex legal and factual issues, which can be time- consuming and expensive to resolve.  In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in the issuance of patents that our System may infringe. If the System infringes a patent, we could be prevented from distributing the System unless and until we can obtain a license or redesign the System to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in redesigning the System to avoid infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

Defects in, and fraudulent manipulation of, our System could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

Our success will depend, in part, on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of the System. The System is subject to rigorous internal testing, and will be subject to additional testing by regulators in certain gaming jurisdictions. We may not be able to build and maintain products that are free from defects or manipulations and that satisfy these tests. Although we have taken steps to prevent defects and manipulations, the System could suffer such defects and manipulation after it has been widely distributed.

Although we do not believe it is likely, it is possible that an individual could breach the security of a casino or card club, gain access to the server on which the System operates, and fraudulently manipulate its operations. Any such fraudulent manipulation, defects or malfunctions could result in financial losses for our customers and, in turn, termination of leases, cancellation of orders, product returns and diversion of our resources.  Even if our customers do not suffer financial losses, casinos and card clubs may replace the System if it does not perform according to expectations. Any of these occurrences could also result in the loss of, or delay in, market acceptance of the System and loss of licenses, leases and sales.

In addition, the occurrence of defects in, or fraudulent manipulation of, the System and its associated software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other disciplinary action by regulatory authorities that could include suspension or revocation of our regulatory approvals.

The use of our System could result in product liability claims that could be expensive and that could damage our reputation and harm our business.

Our business exposes us to the risk of product liability claims. Subject to contractual limitations, we will face financial exposure to product liability claims if the System fails to work properly and causes monetary damage to poker players, casinos or card clubs. In addition, defects in the design or manufacture of the System  might require us to recall each System  that has been leased. Although we maintain product liability insurance, the coverage limits of policies available to us may not be adequate to cover future claims. If a successful claim is brought against us in excess or outside of our insurance coverage, we may be forced to divert resources from the development of the System, the pursuit of regulatory approvals and other working capital needs in order to satisfy such claims.

The loss of the services of our Chairman and Chief Executive Officer (“CEO”)  or other key employees, or the failure to attract additional key individuals, could materially adversely affect our business.

Our success will depend on retention of key executives who have been instrumental in our development thus far, and on our ability to attract and retain employees to complete the development of enhancements to the System and to market it widely. We seek to compensate and incentivize our executives and other key employees through competitive salaries and equity incentive compensation, but such compensation may not be sufficient to enable us to retain key personnel or hire new personnel.

Our management team’s limited experience in this market could increase costs, hamper our marketing strategies and delay our expansion.

We have not yet demonstrated that we are able to implement our business plan fully or in a timely manner. The limited experience of our management team in the gaming industry and the market for automated game technology could result in increased operating and capital costs, difficulties in executing our operating and marketing strategies and delays in our expansion strategy. Our management team also has limited experience with the process of obtaining the regulatory licenses, certifications and approvals that we will need in order to market and distribute the System in additional jurisdictions. We may not successfully address any or all of the risks posed by this limited experience, and our failure to do so could seriously harm our business and operating results.

Our success will depend on the reliability and performance of third party manufacturers and suppliers.

We currently manufacture the System from component parts obtained from third party suppliers, but we expect in the future to retain third parties to complete all phases of manufacturing. If those manufacturers are unable to meet our requirements, we would be significantly hampered in serving our customers and may miss revenue-generating opportunities. We currently obtain the touch screen monitors for the System from a single supplier. While changing suppliers for this component is not impossible, doing so would require significant time and effort on our part and could cause us to miss revenue-generating opportunities until we obtain touch screen monitors from a new supplier. In addition, the supply of the liquid crystal display for the System is uncertain, and we could experience significant backlogs. Our inability to contract with third party manufacturers and suppliers to provide a sufficient supply of our product on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers.

If the network infrastructure of certain casinos in which our System is or will be installed proves unreliable, market acceptance of our System would be materially and adversely affected.

We expect to enter into agreements with operators of casinos and card clubs in more than one location. We anticipate that our agreements with such customers will provide that they are responsible for providing at their expense a dedicated high-speed connection between the tables comprising the System in the various locations operated by them to a remote central server supporting such tables. Failures or disruptions of a customer’s dedicated high-speed connection that result in the stoppage of play or in reduced performance of our System could reduce players’ gaming experience, adversely affect the casinos’ or card clubs’ satisfaction with automated gaming devices in general and delay or prevent market acceptance of the System.

We are exposed to foreign currency risk.

We are exposed to foreign currency exchange rate risk inherent in our lease and sales commitments, anticipated leases and sales,  in foreign jurisdictions, and assets,  denominated in Euros.  Fluctuations in the value of the Euro may adversely affect our results of operations, We expect that a significant portion of the volume of our business will continue to be denominated in the Euro and because our financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in the Euro exchange rates.

Attitudes and public policies regarding gaming might change, to our detriment.

Although poker in particular and gaming in general  have been popular in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change, and they may be affected by changes in the country’s economic, political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or increased regulation of the gaming industry, either of which could significantly reduce demand for the System.

We have been incurring significant additional costs since we became a public operating company in 2008, and we expect this to continue.

Our public company compliance costs before we acquired Lightning Poker in January 2008 in the Merger were not substantial, due to our minimal operations before the Merger. Lightning Poker did not operate as a public company before the Merger. As a public company with operations since January 2008, we have been incurring and will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the United States Securities and Exchange Commission (“SEC”), have imposed various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to these matters.

Risks Relating to our Common Stock

There is no trading market for our common stock, and liquidity of shares of our common stock is limited.

There is no public trading market for our common stock, and we do not expect a public trading market to develop in the foreseeable future.  Trading in our stock has been minimal, the number of shareholders is relatively small and, there are no market makers for our stock.  Consequently, holders of our stock may find it difficult to liquidate their investments.

Our common stock might never be listed on any stock exchange.

We might not attempt to meet, or we might be unable to meet, the initial listing standards of Nasdaq or any other stock exchange.  Even if we obtain a listing of our common stock, we might be unable to maintain that listing.  Before our stock is so listed, we might seek to have our stock quoted  on the OTC Bulletin Board or on the Pink Sheets, where our stockholders may find it more difficult than on a stock exchange to dispose of shares or obtain accurate quotations as to trading price and trading activity. In addition, if we failed to meet criteria set forth in a trading rule issued by the SEC, that rule would impose various practice requirements on broker-dealers who sell our stock to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our stock, which may further reduce  its liquidity. This would also make it more difficult for us to raise additional capital.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will instead be re-invested into the Company to further our business strategy.

Our authorized Preferred Stock could be issued under circumstances that would adversely affect holders of our common stock.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of holders of our common stock.  The Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any Preferred Stock, there can be no assurance that we will not do so in the future.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties.

We currently sub-lease office and warehouse space of approximately 7,500 square feet located at 106 Chelsea Parkway, Boothwyn, PA 19061 at a rental of $63,750 per year. The sub-lease expires in March 2010. This is currently the location of our principal offices and substantially all of our operations.  The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

Item 3. Legal Proceedings.

On October 13, 2008, we settled our patent infringement lawsuit against PokerTek that we filed in March 2008, and that we reported in the Legal Proceedings section in Item 2.01 of the Form 8-K amendment that we filed on April 29, 2008.  We agreed to dismiss that lawsuit and PokerTek agreed to dismiss a lawsuit that it filed against us, which pertained to our hiring of a former employee of PokerTek.  The parties also agreed not to sue each other for 15 years in connection with manufacturing, selling or importing automated poker systems, except for our right to sue in connection with our Slot Machine Tournament and  Cash Assignment Device patent applications and PokerTek’s right to sue in connection with its Head to Head patent application.

We and our directors and officers have applications for licensure pending with the Pennsylvania Gaming Control Board ("PGCB"). In the course of reviewing the applications, the PGCB's staff has raised questions that we and a director applicant are discussing with the staff. We are conducting these discussions with a view towards reaching a consent agreement with the PGCB in conjunction with the PGCB's approval of our license applications. We expect to resolve this matter in a manner that will not have a material effect on our operations or future prospects.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. There is no established public trading market for our common stock and we do not expect such a market to develop in the foreseeable future. Trading in our  stock has been minimal and we have no reliable basis for reporting trading prices or bid prices.

Holders of record. On March 1, 2009, there were approximately 75 shareholders of record of our common stock.  We have no information that indicates the number of beneficial owners of our common stock is materially higher.

Dividend policy.  We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business and do not intend to pay any cash dividends on our common stock in the foreseeable future. Payment of dividends in the future, if any, will be made at the discretion of our board of directors.  Such decisions will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2008, with respect to our stock option plan under which our common stock  is authorized for issuance. We have allocated 2,500,000 shares under the Company’s 2007 Equity Incentive Plan (the “2007 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,698,000(1)	$1.72	799,000
Equity compensation plans not previously approved by security holders	115,200(2)	$1.10	-

Total	1,813,200	$1.68	799,000

(1) Stock options in 2007 were granted under Lightning Poker’s 2006 Equity Incentive Plan ( the”2006 Plan”). After the Merger those options were exchanged for an equal number of the Company’s  stock options under the 2007 Plan on substantially the same terms and conditions. All stock options granted after the Merger were granted under the 2007 Plan.

(2) These consist of options that were granted to a former executive in connection with his severance.

Recent Sales of Unregistered Securities

On October 1, 2008, we sold 7,500 shares of common stock to one of our existing shareholders for a cash price of $15,000, without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemptions from registration set forth in Rules 505 and 506 promulgated by the SEC under the Securities Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENT

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the”Exchange Act”).  Forward-looking statements include the words “may,” ”will,” “could,” “would,” likely,” estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “projections” or “anticipate” or the negative of such terms and similar words and include all discussions about our ongoing or future plans, objectives or expectations.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, level of activity, performance or achievements  to be materially different from any future results, levels of activity performance or achievements expressed or implied by such forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what we expect.  We do not plan to update forward-looking statements unless applicable law requires us to do so, even though our situation or plans may change in the future.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Specific factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to those identified  in Item. 1A “RISK FACTORS”.

The information contained in this section has been derived from our  financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

Overview

We were formed to develop and market our System, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide.   Our System is designed to increase revenue and security while helping to reduce the labor costs associated with poker play.  Our System achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per-hand fee collected by the operator commensurately.   The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. Our automated table has an added benefit of eliminating mistakes by both the dealer and the player, and eliminating the need to tip the dealer.   The automated nature of our System also provides an opportunity to present information about the game to the players via individual player screens and via the common center monitor.

We have generated operating revenue, but we have a history of losses since our inception. We incurred a net loss of $5,602,134 in the fiscal year ended December 31, 2008.

We are  registered as an approved vendor to distribute our System to casinos, tribal casinos and card rooms located in California, Connecticut, Iowa and New York. We have also placed our System in casinos in the Alberta and  British Columbia provinces in Canada, Aruba, Australia, Bulgaria, Columbia, Curacao, Finland, Germany, Guatemala, Lebanon, Macau, Panama, Portugal, Romania, Spain, and  the Czech Republic. We must obtain regulatory approvals in many additional jurisdictions, including Nevada, in order to fully effectuate our business plan. We may not receive any such regulatory approvals. Due to this and a variety of other factors, including those described under “Risk Factors” in Item  1A of this report, we may be unable to generate significant revenues or margins, control operating expenses or  achieve or sustain profitability in future years.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) . The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to the valuation of equity awards issued. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 1 to our financial statements appearing elsewhere in this report, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We generate revenue from leasing our System and from providing maintenance and support services to customers that license our System.  We also sell our Systems outright (not including the software which is licensed and not sold) to some customers , with a recurring fee for maintenance. We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (as amended by SOP No. 98-4 and SOP No. 98-9), and Staff Accounting Bulletin (“SAB”) No. 101, updated by SAB Nos. 103 and 104, “Update of Codifications of Staff Accounting Bulletins”.

We recognize revenue on sales of our System, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our System is delivered and our ability to collect is reasonably assured. We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The lease agreements are based on either a fixed monthly price or a pre-determined percentage of the monthly net “rake” revenue collected for each System.

If multiple units of our System are included in any one  sale or lease agreement, we  allocate revenue to each unit based upon its respective fair value against the total contract value and defer revenue recognition on those units where we have not met all requirements of revenue recognition.

We recognize revenue from maintenance and support services ratably over the term of the  support services agreement. We intend to recognize any revenues from professional services not essential to the customers’ use of the software under time-and-materials-based agreements as services are performed.

Research and Development

All employee and product costs associated with the development of our products are expensed until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing.

Capitalized Software

We expense internally-developed software costs in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Research and development costs relating principally to the design and development of products are expensed as incurred.

Equity-based Compensation

We account for our stock-based employee compensation awards in accordance with SFAS No. 123(R), Share Based Payment , which establishes accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. SFAS No. 123(R) replaced previous  requirements under SFAS No. 123 and eliminated the ability to account for share-based compensation transactions using Accounting Principles Board  Opinion No. 25.  SFAS No. 123(R) became effective for us on January 1, 2006.  Under SFAS No. 123(R), we value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest.

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table.  Expected volatility is based upon publicly traded companies with similar characteristics.  We  use historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year ended December 31,	Year ended December 31,
	2008	2007

Weighted average volatility	32.1%	18%
Expected dividends	0	0
Expected term (in years)	10	10
Weighted average risk-free interest rate	3.3%	4.8%

Based on the Black-Scholes model, we recorded $125,941 and $97,096 of compensation expense during the years ended December 31, 2008 and  2007, respectively.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for Lightning Poker beginning in 2007. The adoption by Lightning Poker of FIN 48 did not have any material impact on its results of operations, financial position or cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of  SFAS No. 157 did not materially impact our  financial condition, results of operations, or cash flows, we are  now required to provide additional disclosures as part of our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces SFAS No. 141.  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree.  SFAS No. 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R will be effective for us beginning on January 1, 2009 and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51.S FAS No. 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. We are currently reviewing SFAS No. 160 to determine its impact on the Company’s  financial statements upon adoption .

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.S FAS No. 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are  not currently the holder of any derivative instruments; thus, adoption of S FAS No. 161 would not currently have any effect on our  results of operations, financial condition, or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”)  No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142.  FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It will be effective for our fiscal year beginning in Janaury 2009.  The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of FSP No. 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. We are currently evaluating the effect, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) No. 14-1,“Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. It will be effective for our fiscal year beginning in January 2009.  We are currently evaluating the effect, if any, that APB 14-1 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with  GAAP. The  GAAP hierarchy was previously set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Though the FASB does not expect a change in current practice, the FASB issued SFAS No. 162 in order for the GAAP hierarchy to reside in the accounting literature established by the FASB. SFAS No.162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS No.162 shall be reported as a change in accounting principle in accordance with SFAS  No. 154, Accounting Changes and Error Corrections. We are currently reviewing SFAS No. 162 to determine its impact on the Company’s  financial statements upon adoption.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue  No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities .. The FASB concluded in this FSP EITF that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This FSP EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. We are currently reviewing EITF No. 03-6-1 to determine its impact on  our  consolidated financial statements upon adoption .

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning January 2009.  We are currently evaluating the effect, if any, that EITF 07-5 will have on our consolidated financial statements.

Twelve Months Ended December 31, 2008 Compared to Twelve  Months Ended December 31, 2007

Revenue

Our revenues for the year ended December 31, 2008 were $1,478,911 compared to $1,857,313  for the comparable prior year period. This decline was principally due to lower sales of Systems  partly offset by an increase  in license fees due to additional  Systems placed in the field during 2008.

Cost of Good Sold

Cost of  good sold decreased by $270,340 to $532,949 for the twelve months ended December 31, 2008 compared to $803,289 for the comparable prior year period. This decline was principally due to lower sales of Systems . Gross margins on sales remained relatively constant at 51% and 50% for the years ended December 31, 2008 and December 31, 2007, respectively.

Operating Expenses

Operating expenses increased by $93,964 to $750,546 for the year ended December 31, 2008, from $656,582 for the year ended December 31, 2007.  This increase was primarily the result of the addition of personnel, assembly, installation and travel expenses to support our growth strategy.

Research and Development Expenses

Research and development expenses increased by $46,197 to $1,400,370 for the year ended December 31, 2008, from $1,354,173 for the year ended December 31, 2007. Research and development expenses are primarily related to the development of our System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $174,622 to $1,966,458 for the year ended December 31, 2008 from $1,791,836 for  the year ended December 31, 2007. This increase was primarily the result of one-time Merger expenses of $136,000, additional public company compliance costs  and the addition of personnel, licensing expenditures and travel expenses to support our growth strategy.

Depreciation and Amortization

Depreciation and amortization increased from $ 516,858 for the year ended December 31, 2007 to $1,391,221 for the year ended December 31, 2008. This increase was primarily related to an impairment charge of $299,000 related to the usefulness of certain  contracts acquired from Poker Automation, LLC. Also in 2008 we incurred an impairment charge of $227,000 related to an older version of our System which is being replaced by our current kiosk System. In addition, depreciation increased due to the placement of our System under contracts.

Net Interest Income (Expense)

Net interest expense increased from $683,744 for the year ended December 31, 2007 to $1,009,439 for the year ended December 31, 2008. This change was the result of the issuance of notes payable and related warrants during 2008 and 2007 of $4,000,000 and $6,500,000, respectively.

 Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans and from the issuance of our common stock.

For the year ended December 31, 2008, we incurred a net loss of $5,602,134 and used $3,000,533 of cash in operating activities. At December 31, 2008, we had an accumulated deficit of $12,770,674. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our System and successfully market it to casinos and card clubs.

Our current cash requirements are approximately $150,000 to $250,000 per month, principally for salaries, professional services, marketing, office expenses and the purchase of the hardware components for our System.

Based on our cash flow projections and anticipated revenues, we believe we will be able to support our operations for the foreseeable future, and we do not expect to have to raise additional capital to fund our operations. However, if sales of our System do not meet, or our expenses exceed, our projections, we may need to raise additional funds through a public or private offering of securities or  a credit facility. If that becomes necessary, there is no assurance that such financing would be available to us, particularly during this economic recession and severe downturn in the gaming industry. If we need additional funding and are unable to obtain it, our financial condition would be adversely affected.

In addition, our ability to sell or lease our System on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available to us, if at all, on reasonable terms, particularly  for the reasons mentioned above. Our inability to obtain such financing on terms that allow us to lease our System profitably would hamper our ability to distribute our System on a large scale.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of  December 31, 2008 and December 31, 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lightning Gaming, Inc.

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statments based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Lightning Gaming Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2008, included in the accompanying Item 9A(T) - Internal Control Over Financial Reporting and accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
April 8, 2009

Lightning Gaming, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash	$2,429,493	$2,638,266
Accounts receivable, net	68,518	411,615
Inventory	824,268	768,553
Prepaid expenses and notes receivable	211,868	73,552
Total Current Assets	3,534,147	3,891,986

Property, Plant and Equipment, net	1,488,541	982,570

Intangible Assets, net	144,567	521,991
Other Assets	143,094	36,082

Total Assets	$5,310,349	$5,432,629

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of capital lease	$15,879	$-
Accounts payable	538,512	433,390
Accrued expenses	813,544	579,042
Total Current Liabilities	1,367,935	1,012,432

Long Term Debt and Other Liabilities
Long term notes payable	12, 290,831	8,124,235
Interest payable and other long term liabilities	1,250,765	514,006
Total Long Term Debt and Other Liabilities	13,541,596	8,638,241

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, no shares issued and outstanding
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,655,285 shares issued and 4,647,474 outstanding at December 31, 2008	4,656	-
Capital stock, authorized 50,000,000 shares, no par value, 4,644,785 shares issued and outstanding at December 31, 2007	-	2,950,496
Additional paid in capital	3,174,647	-
Accumulated deficit	(12,770,674)	(7,168,540)
Treasury stock	(7,811)	-
Total Stockholders' Deficit	(9,599,182)	(4,218,044)

Total Liabilities and Stockholders’ Deficit	$5,310,349	$5,432,629

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of
 Operations

	Year Ended
	December 31,	December 31,
	2008	2007

Revenues
Sales of systems and parts	$ 1,090,481	$ 1,608,967
License fees	352,946	237,709
Service revenues	35,484	10,637
Total revenues	1,478,911	1,857,313

Costs and Operating Expenses
Cost of products sold	532,949	803,289
Operating expenses	750,546	656,582
Research and development	1,400,370	1,354,173
Selling, general & administrative expenses	1,966,458	1,791,836
Depreciation and amortization, including impairment charges	1,391,221	516,858
Total costs and operating expenses	6,041,544	5,122,738

Operating Loss	(4,562,633)	(3,265,425)

Non Operating Income (expense)
Net interest expense	(1,009,439)	(683,744)
Other income (expense)	(30,062)	16,748
Net Loss	$(5,602,134)	$(3,932,421)
Net Loss per common share-basic and fully diluted	$(1.21)	$(.92)
Weighted average common shares outstanding-basic and fully diluted	4,643,505	4,270,570

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2008 and December 31, 2007

	Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance December 31, 2006	4,100,727	$2,031,636	$ -	$(3,236,119)	-	$ -	($1,204,483)
Net Loss	-	-	-	(3,932,421)	-	-	(3,932,421)
Issue of warrants	-	223,300	-	-	-	-	223,300
Sales of capital stock	200,000	220,000	-	-	-	-	220,000
Stock based compensation	-	97,096	-	-	-	-	97,096
Issuance of capital stock in connection with an acquisition	344,058	378,464	-	-	-	-	378,464
Balance December 31, 2007	4,644,785	2,950,496	-	(7,168,540)	-	-	(4,218,044)
Net Loss	-	-	-	(5,602,134)	-	-	(5,602,134)
Cancellation of Note Receivable	-	(40,000)	-	-	-	-	(40,000)
Exchange of shares in connection with the Merger	-	(2,905,851)	2,905,851	-	-	-	-
Exercise of stock options	3,000	3	4,197	-	-	-	4,200
Sales of common stock	7,500	8	14,992	-	-	-	15,000
Stock based compensation	-	-	125,941	-	-	-	125,941
Issue of warrants	-	-	123,666	-	-	-	123,666
Purchase of treasury stock	-	-	-	-	7,811	(7,811)	(7,811)
Balance December 31, 2008	4,655,285	$4,656	$3,174,647	($12,770,674)	7,811	($7,811)	($9,599,182)

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of
 Cash Flows

	Year Ended
	December 31,	December 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(5,602,134)	$(3,932,421)
Adjustments to reconcile net loss to net cash used in operating activities;
Gain on sale of equipment	(237,414)	(122,118)
Depreciation and amortization including impairment charges	1,391,221	516,858
Stock based compensation	351,161	409,912
Changes in Assets and Liabilities
Decrease (Increase) in accounts receivable	343,097	(411,615)
Increase in inventories	(55,715)	(599,212)
Increase in prepaid expenses and other assets	(267,132)	(109,634)
Increase in accounts payable	105,122	151,464
Increase in accrued interest	840,001	467,540
Increase in accrued expenses	131,260	502,000

Net cash used in operating activities	(3,000,533)	(3,127,226)

Cash flows from investing activities
Purchase of equipment	(1,581,749)	(1,050,653)
Proceeds from sale of equipment	356,162	186,000
Increase in intangible assets	(74,963)	-
Purchase of Poker Automation, LLC assets	-	(400,000)

Net cash used in investing activities	(1,300,550)	(1,264,653)

Cash flow from financing activities
Proceeds from issuance of notes	4,000,000	6,500,000
Proceeds from capital lease	80,921	-
Proceeds from sale of stock	15,000	220,000
Proceeds for exercise of stock options	4,200	-
Purchase of treasury stock	(7,811)	-

Net cash provided from financing activities	4,092,310	6,720,000

Net increase ( decrease) in cash	(208,773)	2,328,121

Cash beginning	2,638,266	310,145
Cash ending	$2,429,493	$2,638,266

Supplemental Disclosure of cash Flow Information:
Non cash financing activities:
Issuance of capital stock in connection with the purchase of Poker Automation assets	$-	$378,464
Issuance of capital stock warrants in connection with services	$-	$36
Issuance of capital stock warrants in connection with notes payable	$123,666	$223,264
See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. Notes to Consolidated Financial Statements

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

On January 29, 2008, under the Agreement and Plan of Merger dated September 28, 2007 (the “Merger Agreement”), Lightning Gaming, Inc. (formerly known as  Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the "Merger") with Lightning Poker. As a result of the Merger, LPI Acquisition Corp. a Pennsylvania corporation and wholly-owned subsidiary of the Company, merged with and into Lightning Poker. Lightning Poker thereby became a wholly owned subsidiary of the Company and each share of common stock of Lightning Poker outstanding immediately prior to the Merger was converted into the right to receive one share of the Company's common stock. As a result, the former stockholders of Lightning Poker received an aggregate of 4,644,785 shares of the Company's common stock. In addition, all of the Company's previously outstanding stock, which was held by Brian D. Haveson, was canceled with no obligation on the Company's part for the payment of any consideration. Consequently, the Merger resulted in the former stockholders of Lightning Poker having the same percentage ownership interests in the Company as they had in Lightning Poker prior to the Merger.

This transaction has been accounted for as a recapitalization of Lightning Poker. For financial accounting purposes, the accompanying financial statements, identified as Lightning Gaming, Inc. and Subsidiaries, represent the historical accounts and operations of Lightning Poker. The accounts of Lightning Gaming, Inc. at January 29, 2008 were not material.

Lightning Poker, Inc. a Pennsylvania corporation (“Lightning Poker”) was formed to manufacture and market a fully automated, proprietary electronic poker table (the “System”) to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market.  Lightning Poker’s System is designed to improve economics for casino operators while improving overall player experience.

Through December 31, 2006, Lightning Poker was considered a development stage company. During 2007, Lightning Poker increased its customer base and commenced leasing and sales of electronic poker tables  to a point that it no longer believes this classification is necessary.

Lightning Poker’s activities through December 31, 2006 principally related to the development of its proprietary electronic poker tables, assembling and training personnel and applying for and obtaining the required licenses and certifications to operate in certain jurisdictions in the gaming industry.

From April 1, 2004 (inception) through June 1, 2005, Lightning Poker operated as a limited liability company, Pokermatic, L.L.C.  On June 1, 2005 Lightning Poker incorporated under the name Pokermatic, Inc.  In September 2006 Lightning Poker changed its name to Lightning Poker, Inc.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our System and successfully market it to casinos and card clubs. The Company believes it will be able to support its operations for the foreseeable future, and it does not expect to have to raise additional capital to fund its operations. However, if sales of the System do not meet its projections or its expenses exceed its projections, the Company may need to raise additional funds through  public or private offerings of its  securities or through a credit facility. If that becomes necessary,  there is  no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms. If the Company needs additional funding and is unable to  obtain it,  its financial condition would be adversely affected. In that event, it would have  to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependant upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have recently received assurance from a major stockholder to support our operations for 2009 should such support become necessary.

In January 2007 Lightning Poker entered into an exclusive licensing and distribution agreement with Shuffle Master, Inc. (“Shuffle Master”).  Pursuant to the agreement, Shuffle Master acts as the worldwide exclusive distributor of Lightning Poker’s products to the gaming industry.  In exchange for distributing the product, Shuffle Master will receive a fixed distribution fee for each system placed into operation.  The initial term of the agreement is for ten years and is renewable for an additional five year term at Shuffle Master's option if specific minimum order requirements are met.  Shuffle Master must also achieve certain minimum order requirements during the first five years of the agreement to retain exclusive distribution rights.  In addition to selling systems, Shuffle Master is responsible for carrying out all service and maintenance on systems and will receive all the service revenues.

On November 12, 2007 Lightning Poker  completed the acquisition of certain assets of Poker Automation, LLC, a California limited liability company ("Poker Automation"). In connection with the completion of the acquisition and in

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

consideration for the assets acquired, Lightning Poker paid $400,000 in cash.  In addition  344,058 shares of common stock were issued  to Poker Automation’s members and certain creditors.

A summary of the Company’s significant accounting policies is as follows:

Revenue Recognition: The Company generates revenue from licensing the rights to use its software on and lease of the  System and from providing maintenance and support services to its customers. We recognize revenue in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (as amended by SOP No. 98-4 and  98-9)  and Staff Accounting Bulletin (“SAB”) No.101, updated by SAB Nos.  103 and 104, “Update of Codifications of Staff Accounting Bulletins.”

The  Company recognizes revenue on the sale or license of the  System when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the  System is delivered and collectibility is reasonably assured. Agreements are based on either a fixed monthly fee or a pre-determined percentage of the “rake”, which is the amount the casino or card club charges for each hand of poker.

If multiple product deliveries are included under a sale or license agreement, we intend to allocate revenue to each product based upon its respective fair value against the total contract value and defer revenue recognition on those deliveries where we have not met all requirements of revenue recognition. As of December 31, 2008, there were no multiple product delivery agreements entered into by the  Company.

The  Company intends to recognize revenue from maintenance and support services ratably over the term of the software support services agreement when such agreements are executed. We intend to recognize any revenues from professional services not essential to the customers’ use of the software under time-and-materials-based agreements as services are performed.

Revenues from four casino customers represented 66% and  88% of total revenues for the years ended December 31, 2008 and December 31, 2007, respectively.

Use of Estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash  accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The  Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally-insured amount. The  Company has not experienced any losses from deposits above the federally-insured amount.

Concentrations of Credit Risk: Financial instruments that subject us to credit risk primarily consist of cash and trade receivables. The  Company’s credit risk is managed by investing cash  primarily in high-quality financial institutions. Accounts receivable include amounts owed by various customers and groups of customers. No collateral is required. Accounts receivable are not sold or factored. The  Company periodically reviews its trade receivables in determining its allowance for doubtful accounts and at December 31, 2008 and 2007, the allowance for doubtful accounts receivable was $10,005 and $13,635, respectively.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

Receivables and Allowance for Doubtful Accounts: The  Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover given all information presently available. As of December 31, 2008 and 2007, the Company recorded a reserve of $10,005 and $13,635, respectively. Except for this reserve, the Company believes all of its other receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered.

At December 31, 2008 and December 31, 2007  accounts receivable from four casino customers and one casino customer represented 67% and 83%, respectively, of total accounts receivable.

Acquired Intangible  Assets: The Company follows the provisions of  Statement of Financial Accounting Standards (“SFAS”)  No. 142, Goodwill and Other Intangible Assets  to account for acquired intangible assets. SFAS No. 142 requires that the purchase method of accounting be used for all assets acquired in an exchange transaction. Also, under SFAS No.142 intangible assets with a definite life shall be amortized over their useful lives.

Patents. The  Company expenses legal fees and application costs related to its patent application process. There is a high degree of uncertainty in the outcome of approval for any of our patents. Once the patents are approved, any costs incurred to defend and register these patents will be capitalized.

Research and Development: Research and development costs are charged to expense when incurred and are included in the statement of operations, except when certain qualifying expenses are capitalized in accordance with SFAS No. 86. As of December 31, 2008 and December 31, 2007, no amounts had been capitalized.

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment:  Property and equipment are recorded at cost. Depreciation is computed using the straight line method  over the estimated useful lives of 3 years.

Income Taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

The Company  adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, or FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." FIN 48 clarifies the uncertainty in income taxes recognized in financial statements.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for the Company beginning in 2007. The adoption by the Company of FIN 48 did not have any material impact on its results of operations, financial position or cash flows.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2008, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalites during 2008 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2008. We do not have an accrual for uncertain tax positions as of December 31, 2008.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2005 and thereafter are subject to examination by the relevant taxing authorities.

Advertising:  The  Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2008 and 2007  was $11,905 and $55,843, respectively.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued )

Impairment of Long-Lived Assets:  The  Company reviews its long-lived assets, including property and equipment and patents and licenses, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine the recoverability of its long-lived assets, the  Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cashflows.

Stock Option Plan:  The  Company has an equity-based compensation plan which is more fully described in Note 7.  The  Company accounts for its equity-based compensation plan under SFAS No. 123R, “Share Based Payments”.  Compensation expense has been recognized in connection with the options granted after December 31, 2005 pursuant to SFAS No. 123R.  All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

Note 2.   Inventory

Inventory  consisted of the following:

	December 31, 2008	December 31, 2007
Finished tables	$246,609	$484,540
Raw materials	577,659	284,013
Inventory	$824,268	$768,553

Note 3.   Property and Equipment

Property and equipment consisted of the following:

	December 31, 2008	December 31, 2007
Equipment, principally tables	$2,474,113	$1,260,620
Furniture and fixtures	43,426	20,796
Property, plant and equipment	2,517,539	1,281,416
Less accumulated depreciation	(1,028,998)	(298,846)
Property, plant and equipment, net	$1,488,541	$982,570

During the fourth quarter of 2008, the  Company reviewed the usefulness of  certain older version Systems. As a result of this review the  Company recorded an impairment charge of $226,600. The fair value of the asset was determined based on the sum of the future undiscounted cashflows which were estimated to be $27,700. The impairment charged is included in depreciation and amortization expense in the Statement of Operations for the year ended December 31, 2008.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	December 31, 2008	December 31, 2007
Customer contracts	$-	$377,540
Non-compete agreement	167,052	167,052
Purchased licenses and software	74,964	-
Total intangibles	242,016	544,592
Less accumulated amortization	(97,449)	(22,601)
Intangible assets, net	$144,567	$521,991

The weighted average amortization period for the customer contracts  acquired in 2007 from Poker Automation is 2.5 years.  The weighted average amortization period for the non-compete agreement  acquired in 2007 is 2 years. The weighted average useful life of purchased licenses and software is 4.3 years.

Estimated amortization expense related to recorded intangible assets is as follows:

Year Ending December 31,	Amount
2009	$82,922
2010	18,317
2011	18,328
2012	10,000
2013	10,000
Thereafter	5,000
$144,567

During the third quarter of 2008, the Company reviewed the value of certain customer contracts acquired in 2007 from Poker Automation. As a result of the review the Company recorded an impairment charge of $299,400. The fair value of the contracts was determined based on the sum of the future undiscounted cash flows which was determined to be nil. The impairment charge is included in depreciation and amortization, including impairment charges in the Statement of Operations for year ended December 31, 2008.

During the fourth quarter of 2007, the  Company reviewed the usefulness of  certain software acquired from Poker Automation. As a result of this review the Company recorded an impairment charge of $234,000. The fair value of the asset was determined based on the sum of the future undiscounted cashflows which were estimated to be nil. The impairment charged is included in depreciation and amortization expense in the Statement of Operations for the year ended December 31, 2007.

Note 5.   Debt

In January 2007, the Company borrowed $1,000,000 under a one year loan agreement with interest at 8% per annum.  At the discretion of the lender, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the  Company's next equity financing at the same price and upon the same terms as the shares issued in the next equity financing.  In connection with the loan the  Company issued a warrant to purchase 388,802 shares of the  Company's capital stock at an exercise price equal to $1.286 per share of stock.  The warrant is exercisable through January 31, 2012. In January 2008, the lender extended the maturity date of the note due in 2008 to 2010.

In April 2007, the Company amended this loan agreement and borrowed an additional $500,000 at 8% interest per annum for one year.  At the discretion of the lender, all principal and interest outstanding on the loan may be converted into shares of the

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 5.   Debt (Continued)

Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued  in the next equity financing.  In connection with the loan the Company issued a warrant to purchase 194,401 shares of the Company's capital stock at an exercise price equal to $1.286 per share.  The warrant is exercisable through January 31, 2012. In January 2008, the lender extended the maturity date of the note due in 2008 to  2010.

Also in April 2007, the Company entered into two additional loan agreements, borrowing $100,000 through each, at 8% interest per annum for one year. The loans have been repaid.  In connection with the loans, the Company issued warrants to purchase in total  77,760 shares of the Company's capital stock at an exercise price  of $1.286.

In March 2009, the lender extended the maturity date of Notes due in 2009 to June 2010.

In June 2008, the Company entered into a $4,000,000 three year loan agreement with interest at 8% per annum.  The Notes issued under the loan agreement are secured by the assets of Lightning Poker.  In connection with the loan, the Company issued warrants to purchase $4,000,000 worth of common stock  at an exercise price of $2.00 per share of stock.  The warrants are exercisable through June 2013. The Company borrowed $4,000,000  under the June 2008 loan agreement.

In March 2008, the Company entered into a capital lease obligation to finance the purchase of a recreational vehicle.  Annual payments, including interest, under the capital lease are $22,152 a year. At December 31, 2008 the current portion of the capital lease amounted to $15,879.The capital lease is secured by the vehicle and a certificate of deposit in the amount of $40,000. The certificate of deposit is included in other assets.

In June 2007, the Company entered into a $5,000,000 three-year loan agreement with interest at 8% per annum.  The Notes issued under the loan agreement are secured by the assets of the Company.  In connection with the loan the Company issued warrants to purchase $5,000,000 worth of shares of the Company's capital stock at an exercise price equal to $2.00 per share of stock.  The warrants are exercisable through June 2012. The Company borrowed $4,000,000 and $1,000,000 in June 2007 and July 2007, respectively under the June 2007 loan agreement.

In 2006, the Company entered into a $2,000,000 three year loan agreement with interest at 8% per annum.

Interest is payable at maturity of the Notes.

Substantially all of the Company’s assets are pledged as collateral on debt.

 In accordance with the loans obtained by the Company, the lenders hold  warrants, whereby they may purchase 4,453,157 shares

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

 Note 5.  Debt (Continued)

of the Company’s stock at any time through June 2012 at a price of $1.77 per share.  The purchase price shall be subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option pricing model (see Note 7 for the assumptions used in the model) . Expense recognized for the years ended December 31, 2008 and 2007  related to these warrants was $225,219 and $312,817, respectively, and was included in interest expense. The fair value of the warrants is expected to be recognized  over the period of the related debt.

Certain notes in the amount of $1,500,000 and related accrued interest of $222,612 at December 31, 2008 are convertible at the discretion of the noteholder  into 861,305 shares of the Company’s common stock.

Long Term Notes Payable consists of the following:

	December 31, 2008	December 31, 2007
Notes Payable 8% interest due 2009	$-	$2,000,000
Notes Payable 8% interest due 2010	8,500,000	6,500,000
Notes Payable 8% interest due 2011	4,000,000	-
Capital Lease obligation interest at 7.5% payable monthly through March, 2013	65,042	-
Total notes payable	12,565,042	8,500,000
Less: unamortized fair market value of warrants	(274,211)	(375,765)
Total long term debt	$12,290,831	$8,124,235

See Note 9 Related Party Transactions

Note 6.   Commitments

Through January 2007 the Company leased its prior corporate office under a month-to-month lease.  Rental expense under this lease was $1,900  for the year ended December 31, 2007.

Effective February 2007, the Company leases its corporate office under a noncancelable operating sublease expiring in March 2010.  In addition to minimum lease payments, the lease requires the Company  to pay for certain operating expenses and utilities. Rental expense under this lease was $66,647 and $56,719 for the years ended December 31, 2008 and December 31, 2007, respectively.

Future minimum lease payments  are as follows:

Year Ending December 31,	Amount
2009	$63,750
2010	10,625
$74,375

The Company has entered into  non-exclusive licensing agreements with two vendors whereby the Company is required to pay the vendors for maintenance  and software licenses  used in conjunction with the Company’s products.

We and our directors and officers have applications for licensure pending with the Pennsylvania Gaming Control Board ("PGCB"). In the course of reviewing the applications, the PGCB's staff has raised questions that we and a director applicant are discussing with the staff. We are conducting these discussions with a view towards reaching a consent agreement with the PGCB in conjunction with the PGCB's approval of our license applications. We expect to resolve this matter in a manner that will not have a material effect on our operations or future prospects.

Note 7.   Stockholders’ Deficit

Stock Option Plan:  On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker.  After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2008, the maximum aggregate number of shares  issuable  under the Stock Plan was  2,500,000.  The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant.  Options granted will not be exercisable after 10 years from the grant date.  During 2008 and 2007, the Company issued 240,000 and 500,000 non-qualified stock options to a  stockholder and former director and to a stockholder, officer and director, respectively.  At December 31, 2008 and  2007, 1,813,200 and 1,873,000 options to purchase shares, respectively, had been granted to certain

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

directors, officers, employees and consultant of the Company.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years.  The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

As required under accounting principles generally accepted in the United States of America, options granted under the plan are accounted for under SFAS No. 123R, Share Based Payments, and its related interpretations.  Accordingly, compensation costs of $125,941 and $97,096` have been recognized for the years ended December 31, 2008, and 2007, respectively.

A summary of option transactions in 2008 and 2007 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2007	1,128,000	$1.10
Options granted	835,000	2.06
Options cancelled	(90,000)	1.26
Options at December 31, 2007	1,873,000	1.52
Options granted	433,200	2.52
Options exercised	(3,000)	1.40
Options cancelled	(490,000)	1.22
Options at December 31, 2008	1,813,200	1.68
Options exercisable at December 31, 2008	810,200	1.18
Shares available for grant at December 31, 2008	799,000

Included in the options granted during 2008 are 115,200 shares granted outside the Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.  Expected volatility is based upon publicly traded companies with similar characteristics.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008	2007

Weighted average volatility	32.1%	18%
Expected dividends	0	0
Expected term (in years)	10	10
Weighted average risk free interest rate	3.3%	4.8%

The weighted average grant-date fair value of options granted during the twelve months ended December 31, 2008 and 2007 was $.79 and $.17, respectively.

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and may

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Option Plan ( Continued)

be reduced for estimated forfeitures.  The Company estimated 0% forfeitures for the stock options that were granted in 2008 and 2007.

The following table summarizes information with respect to stock options outstanding at December 31, 2008:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,813,200	6.4	$1.68	-	810,200	6.3	$1.18	-

The following table summarizes information with respect to stock options outstanding at December 31, 2007

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,873,000	7.7	$1.53	-	558,200	8.7	$1.10	-

As of  December 31, 2008, there was approximately $364,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 2.7 years.

Warrants:  In accordance with the loans obtained by the Company (Note 5), the lenders hold  warrants, whereby they may purchase 7,009,145 shares of the Company’s stock at any time through June 2013 at a  price  ranging between $1.10 and $2.00 per share.  The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock based compensation.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table is a summary of the Company’s warrant activity for the years ended December 31, 2008 and  December 31,2007:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at January 1, 2007	1,818,182	$$1.77
Warrants granted	2,634,975	2.25
Warrants exercised	-	-
Warrants cancelled	-	-
Warrants at December 31, 2007	4,453,157	1.77
Warrants granted	2,555,988	2.00
Warrants exercised	-	-
Warrants cancelled	-	-
Warrants at December 31, 2008	7,009,145	1.70
Warrants exercisable at December 31, 2008	7,009,145

The following table summarizes information with respect to warrants outstanding at December 31, 2008:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	3.6	$1.70	-	7,009,145	$1.70	-

The following table summarizes information with respect to warrants outstanding at December 31, 2007:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
4,453,157	4.1	$1.77	-	4,453,157	$1.77	-

The weighted average fair value of each warrant granted for the years ended December 31, 2008 and December 31, 2007 was $.006 and $.008, respectively.

Lightning Gaming, Inc. Notes to  Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants ( Continued)

 The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for the years ended December 31, 2008 and December 31, 2007:

	2008	2007

Weighted average volatility	24%	18%
Expected dividend yield	-	-
Expected term (in years)	5	5
Weighted average risk free interest rate	4.0%	5.1%
Expected dividend yield	-	-

Note 8.   Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2008 and December 31, 2007  are as follows:

	2008	2007
Current tax expense:
Federal	$-	$-
State	-	-
	$-	$-

Deferred tax benefit:
Federal	$1,609,000	$1,080,000
State	520,000	350,000
Valuation reserve	(2,129,000)	(1,430,000)
	$-	$-

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 8.   Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2008 and December 31, 2007:
	2008	2007

Deferred tax asset:
Net operating loss carryforward	$3,602,000	$1,980,000
Accrued expenses	879.000	415.000
Impairment charge	94,000	90,000
Start up costs	54,000	50,000
Stock based compensation	47,000	46,000
Other	97,000	63,000
	4,773,000	2,644,000
Less valuation allowance	(4,773,000)	(2,644,000)
Net deferred taxes	$-	$-

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the statements of operations is as follows for the years ended December 31, 2008 and 2007.

	Year ended December, 31
	2008	2007

Federal tax benefit at statutory rate	$(1,905,000)	$(1,337,000))
State tax benefit net of federal taxes	(357,000)	(145,700)
SFAS No. 123R expense on stock options and warrants	119,000	139,000
Accrued expenses	-	(67,000)
Increase in valuation allowance	2,129,000	1,430,000
Other	14,000	(19,300)
Income tax expense	$-	$-

As of December 31, 2008, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $8,900,000, which expire at various times through 2028.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 9. Related Party Transactions

In August 2007, Lightning Poker loaned Brian Haveson, its CEO, the sum of $40,000 (the "Loan"). The proceeds of the Loan were used by Mr. Haveson to purchase all of the outstanding stock of the Company pursuant to a Stock Purchase Agreement with Golden Buffalo Capital, LLC. Under the terms of the Loan and the Merger, at the time of the Merger the shares held by Mr. Haveson were cancelled with no obligation on the part of the Company to pay any  consideration to Mr. Haveson  and the Loan was discharged.

In 2006 Lightning Poker borrowed $2,000,000  under a three -year loan agreement with Co Investment Fund II LP ( “CI II”). In 2007 Lightning Poker borrowed $1,500,000 under a one- year loan agreement with CI II and also in 2007 $2,000,000 under a three -year loan agreement with  CI II (the 2006 and 2007 loans collectively the “ CI II Loans”) . CI II  is managed by Cross Atlantic Capital Partners Inc. ("Cross Atlantic") and benefically owns more than 5% of our outstanding stock. Mr. Caldwell, one of our  directors, is the founder and CEO and  Mr. Tecce, also one of our directors, is a  managing director of Cross Atlantic ..   In connection with the CI II Loans, Lightning Poker issued to CI II warrants to purchase 3,178,990 shares of common stock. The aggregate fair market value of the warrants at the time Lightning Poker issued them was $706,088. During 2008 interest on the CI II Loans amounted to $520,000 and for 2007, interest on the CI II Loans amounted to $345,400. During 2008 and  2007, we made no  principal payments on the CI II Loans.  As of December 31, 2008, the aggregate outstanding principal amount of the CI II Loans was $7,500,000.

Pursuant to the Merger, each warrant to purchase a share of Lightning Poker capital stock became exercisable for a share of the Company’s common stock on the same terms and conditions.

Mr. Tecce is of counsel to the law firm of Buchanan Ingersoll & Rooney PC, which the Company retained for various legal matters in 2007 and 2008.  During the years ended December 31, 2008 and 2007   fees and expenses incurred to that firm totaled $48,000 and $121,000, respectively.

Note 10.   Recently Issued Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States ("GAAP"), and expands disclosures about fair value measurements .SFAS 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 10.  Recently Issued Pronouncements (Continued)

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of SFAS No. 157 did not materially impact our  financial condition, results of operations, or cash flows, we are  now required to provide additional disclosures as part of  our  financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces SFAS 141.  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any non-controlling interest in the acquiree.  SFAS No. 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS  No. 141R will be effective for us beginning on January 1, 2009 and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. We are currently reviewing SFAS No. 160 to determine its impact on the Company’s  financial statements upon adoption .

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are  not currently the holder of any derivative instruments; thus, adoption of SFAS No. 161 would not currently have any effect on our  results of operations, financial condition, or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”)  No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No.142.  FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It will be effective for our fiscal year beginning in January 2009.  The guidance contained in this FSP for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of  FSP No. 142-3 must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. We are currently evaluating the effect, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) No. 14-1,“Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”).  APB 14-1 requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. It will be effective for our fiscal year beginning in January 2009.  We are currently evaluating the effect, if any, that APB 14-1 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with  GAAP. The  GAAP hierarchy was previously set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Though the FASB does not expect a change in current practice, the FASB issued SFAS No. 162 in order for the GAAP hierarchy to reside in the accounting literature established by the FASB. SFAS No.162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS No.162 shall be reported as a change in accounting principle in accordance with SFAS  No. 154, Accounting Changes and Error Corrections. We are currently reviewing SFAS No. 162 to determine its impact on the Company’s  financial statements upon adoption.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue  No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities . The FASB concluded in this FSP EITF that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This EITF Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. We are currently reviewing EITF Issue No. 03-6-1 to determine its impact on  our  consolidated financial statements upon adoption.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for our fiscal year beginning January 2009.  We are currently evaluating the effect, if any, that EITF 07-5 will have on our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have no disagreements, transactions or events to report under this item.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

All internal controls, no matter how well designed, have inherent limitations and may not prevent or detect all misstatements and fraud.  Even those internal controls that are determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.  Additionally, judgments in decision-making can be faulty and breakdowns in internal control can occur because of simple errors or mistakes that are not detected on a timely basis.  Furthermore, over time, controls that were previously determined to be effective may become inadequate due to changes in conditions or deterioration in the degree of compliance with internal policies and procedures.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC  that permit us to provide only management's report in this annual report.

Item 9B. Other Information.

None.

PART  III

Item  10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors, executive officers and significant employee. All of the Company’s directors took office on January 29, 2008, except Brian Haveson, who became a director of the Company on September 6, 2007.

Name	Age	Position Held with the Company
Brian Haveson	45	Chairman, CEO, President, Director
Robert Ciunci	62	Chief Financial Officer , Secretary
Donald Caldwell	62	Director
Frederick Tecce	73	Director

Brian Haveson

Mr. Haveson has served as CEO and President of the Company since August, 2007, CEO of Lighting Poker since October 1, 2006, President of  Lightning Poker since March, 2008 and has been a director of Lightning Poker since June, 2005. From 1994 through 2002, Mr. Haveson served as CFO and CEO of Nutri/System, Inc. Prior to that he was a manager for 4 years with Arthur Andersen in its Turnaround Group. Mr. Haveson has been a professional poker player for over 10 years, cashing in 26 major tournaments including 8 World Series of Poker. He won best overall player honors at the 2002 World Poker Finals. Mr. Haveson received a Bachelor of Science degree in Aerospace Engineering from the University of Maryland and a Masters in Management from Purdue University.

Robert Ciunci

Mr. Ciunci has served as CFO  of  Lightning Poker since January, 2007,  CFO of the Company since January 29, 2008 and Secretary since August 2008. Previously he held various executive positions with both private and publicly-traded gaming companies.  Mr. Ciunci was Chief Operating Officer and CFO of American Wagering, Inc. a publicly-traded casino and sports book operator in Nevada.  Mr. Ciunci was CFO of Autotote Systems, Inc., a publicly-traded service provider to the horse racing industry.  He also was Vice President Finance for the racing division of Scientific Games Corporation. He has held numerous domestic and international gaming licenses including in Nevada, New Jersey and Australia.  Mr. Ciunci is a Certified Public Accountant (“CPA”)  and holds a Masters of Business Administration in finance and a Bachelors of Science Degree in accounting from Widener University.

Donald Caldwell

Mr. Caldwell has been a director of Lightning Poker since June 2005 He is the founder, Chairman and CEO of Cross Atlantic Capital Partners Inc. ("Cross Atlantic"). Mr. Caldwell oversees the operations of all of Cross Atlantic's offices and focuses a significant amount of his time on the growth of the Cross Atlantic franchise through fundraising, network development, and deal flow.

Mr. Caldwell  serves on the board of several publicly and privately held companies and civic organizations, including Diamond Management & Technology Consultants, Inc. (NASDAQ); Quaker Chemical Corporation (NYSE); Voxware Inc. (NASDAQ); Rubicon Technology, Inc. (NASDAQ); Health Benefits Direct Corporation (OTCBB);Management Dynamics, Inc.; Pennsylvania Academy of the Fine Arts (Chairman); and the Committee for Economic Development.

Until March 1, 1999, he was President and Chief Operating Officer of Safeguard Scientifics, Inc., where he also previously served as Executive Vice President.  Prior to joining Safeguard in 1993, Mr. Caldwell held a number of executive and financial positions, including Chief Administrative Officer of a predecessor company of Cambridge Technology Partners, Inc. (Massachusetts), a provider of information technology consulting and software development; Executive Vice President and then President of Atlantic Financial; and as a partner in the national office of Arthur Young & Co., a predecessor to Ernst & Young, LLP.

He is a CPA in the State of New York and holds a Bachelor of Science degree from Babson College and a Master of Business Administration from the Graduate School of Business at Harvard University.

Frederick Tecce

Mr. Tecce has been a director since June 2005.  Mr. Tecce  is a managing director of Cross Atlantic.  Mr. Tecce works closely with Mr. Caldwell on fundraising, as well as overseeing  Cross Atlantic's legal issues, including contracts and intellectual property rights. Mr. Tecce is also of counsel to the law firm Buchanan Ingersoll & Rooney PC.

Mr. Tecce has served on the board of the Pennsylvania Public School Employees' Retirement System Board, where he was appointed by Governor Tom Ridge in 1995, serving as chairman of the finance committee for five years. Mr. Tecce also serves on the board of another publicly-reporting company, Health Benefits Direct Corporation (OTCBB).

Most of Mr. Tecce's professional career has been spent as a principal in a company that pioneered and licensed new technology in the textile industry.  This involved managing a long-term, complex, multi-party lawsuit directed to enforcing the Company's patent rights.  His experience in managing complex litigation was also the basis for his engagement with two other significant businesses whose existence was threatened by lawsuit disputes.  In addition, Mr. Tecce  has launched several new businesses from the seed stage and has  been an investor and active participant in several emerging growth companies.

Mr. Tecce  holds a B.A. from the University of Pennsylvania and J.D. from the Dickinson School of Law of Pennsylvania State University.

Ian Frisbie

Mr. Frisbie is Chief Technology Officer (“CTO”) of Lightning Poker.  We consider Mr. Frisbie to be a significant employee, but not an executive officer.  Mr. Frisbie has held this position with Lightning Poker since October 2006.  He served as Senior Developer of Lightning Poker from April 2006 through July 2006 and as acting CTO from July 2006 to October 2006.  Mr. Frisbie owned and operated 3D Internet Group from 1998 until 2006.  Prior to 1998, he served as Senior Manager of Avionics Development for Aeronautical Radio, Inc. in Annapolis, MD.  He received a Bachelor of Science in Electrical Engineering from the University of Maryland.

Director Independence

Since our shares are not listed for trading on any stock exchange or traded on any inter-dealer quotation system, our directors are not required to be independent.  Using the definition of independent director contained in the Nasdaq listing standards, Mr. Caldwell and Mr. Tecce would be considered independent. The Nasdaq listing standards define an "independent director"

generally as a person, other than an officer or employee of the Company or an individual who has a relationship that, in the opinion of the Company's Board of Directors, would interfere with the director's exercise of independent judgment.

Mr. Caldwell and Mr. Tecce serve as the members of the  audit committee of the Board of Directors and they meet Nasdaq’s standards for independence of audit committee members.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (“10% Shareholders”) to file with the SEC certain reports regarding their stock ownership and stock transactions (“Section 16(a) Reports”). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all the reporting persons met their Section 16(a) reporting obligations on a timely basis during our last fiscal year except as follows:

Co Investment Fund II LP ("CI II"), a 10% Shareholder, made a late filing of Form 3 to report its initial beneficial ownership of our stock as of January 29, 2008.  Brian Haveson made a late filing of Form 4 to report a disposition of our stock.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We undertake to provide to any person without charge, upon request, a copy of our code of ethics.  Such request should be directed to us in writing as follows:   Mr Robert Ciunci, Chief Financial Officer Lightning Gaming Inc., 106 Chelsea Parkway Boothwyn, PA 19061.

Audit Committee

We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  Mr. Caldwell and Mr. Tecce are the audit committee members.

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we or Lightning Poker paid in 2008 and 2007 to Brian Haveson, our and Lightning Poker’s principal executive officer;  Ronald Skotarzcak, the former President of Lightning Poker; and Robert Ciunci, our and Lightning Poker’s principal financial officer (collectively, our "named executive officers").

 SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name & Principal Position	Year	($)	($)	($)	($) (1)	($)	($)	($) (2)		($)
Brian Haveson, Chairman and CEO	2008 2007	$247,247 $197,917	$-	$-	$1,440 $ 600	$-	$-	$10,912 $ 8,595		$259,599 $207,112

Ronald Skotarzcak, former President of Lightning Poker(3)	2008 2007	$ 40,365 $160,417	$-	$-	$18,461 $27,405	$-	$-	$46,527 $10,898	(4)	$105,353 $198,720

Robert Ciunci, CFO	2008 2007	$100,417 $ 98,025	$- $-	$- $-	$14,880 $14,880	$- $-	$- $-	$- $-		$115,297 $112,905

NOTES:

(1)
Stock options  in 2007 were granted under  the 2006 Plan. After the Merger, those options were exchanged for an equal number of the Company’s stock options under the  2007 Plan  on substantially the same terms and conditions. All stock options granted after the Merger were granted under the 2007 Plan. The amounts in the Option Awards column reflect the dollar amounts  recognized  for financial statement purposes for the reported years in accordance with SFAS No. 123R . See "Equity-Based Compensation"  in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this report for additional information regarding our valuation assumptions with respect to stock option awards. See “Outstanding Equity Awards at Fiscal Year-End” below for the material terms of the grants of stock options.

(2)	Includes an employer contribution to an employee benefit plan that is available to all employees.
(3)	On March 25, 2008, Ronald Skotarczak resigned as the President and a member of the board of directors of Lightning Poker.
(4)	Mr. Stokarczak received a $43,750 severance payment in connection with his resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised stock  options granted to our named executive officers, which were outstanding on December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Excercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day / mo/ year)
Brian Haveson (1)	100,000	400,000	-	$ 2.56	08/08/2017
Ronald Skotarczak(2)	115,200	-	-	$ 1.10	31/08/2016
Robert Ciunci(3)	30,000	120,000	-	$ 1.10	08/01/2017
		25,000		$ 2.00	17/10/2018

NOTES:

(1)	At December 31, 2008, Mr. Haveson held options to purchase 500,000 shares. Options for 100,000 shares vest each August until 2012.
(2)
At December 31, 2008, Mr. Skotarczak held options to purchase 115,200 shares, all of which became vested as of March 25, 2008 when he resigned from Lightning Poker. Mr.  Skotarczak  can exercise these options until March 25, 2010. Mr. Skotarczak’s other options for 172,800 shares, which had not become vested by the time of his resignation were cancelled.

(3)
At December 31, 2008, Mr. Ciunci held options to purchase an aggregate of 175,000 shares. Options for 30,000 shares  vest each January until  2012 and options for 5,000 shares vest each October  until 2013.

All options granted prior to the Merger were granted under the 2006  Plan  and were exchanged for options to purchase the Company’s common stock under  the 2007 Plan after the Merger, on substantially the same terms and conditions. The exercise price was the price determined by  the board of directors of the granting entity to be not less than 100% (110% for an owner of more than 10% of the outstanding stock) of the fair market value of the underlying shares at the time  of the grant of the option.  Options are not  exercisable after ten years ( five years for an owner of more than 10%  of the outstanding stock) from the date of grant.

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2008

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our common stock were beneficially owned as of  March 1, 2009  by (1) each person known by us to be the beneficial owner of more than 5% of our  common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as  through the exercise of options or warrants, within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. For each person or the group reported in the table below we based our calculation of the percentage owned of 4,647,474 shares  and added shares that such person or group (as the case may be)  may acquire within 60 days to the number of other shares that such  person  or the group owns as well as to the number of shares outstanding. See Part II., Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 106 Chelsea Parkway, Boothwyn, Pennsylvania 19061.

Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class

Donald Caldwell	6,102,690	(1)	61.6%
Fredrick C. Tecce	5,692,690	(2)	57.4%
Brian Haveson	893,409	(3)	18.8%
Robert Ciunci	60,000	(4)	1.3%
All directors and executive officers as a group (4 persons)	7,486,099	(8)	74.3%

5% Shareholders:
CI II and related parties	5,262,690	(1)(5)	53.1%
SIG Strategic Investments, LLLP	2,000,000	(7)	30.1%
Seth Berger	469,916	(6)	9.6%
Stewart Greenebaum, LLC	500,000	(9)	9.7%

(1)
Includes warrants to purchase 4,401,385 shares  held by CI II and 861,305 shares issuable on the conversion of Notes (including accrued interest) held by CI II. CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO. Consequently, Cross Atlantic and Mr. Caldwell may be deemed the beneficial owners of the shares that CI II beneficially owns.

(2)
Includes warrants to purchase 4,401,385 shares  held by CI II and 861,305 shares  issuable on the conversion of Notes (including accrued interest) held by CI II. CI II is managed by Cross Atlantic of which Mr. Tecce is a managing director. Consequently, Cross Atlantic and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns. Also includes 50,000 shares  beneficially owned by Mr. Tecce’s wife.

(3)	Includes options to purchase 100,000 shares.
(4)	Consists of options to purchase shares .
(5)	Consists of warrants to purchase shares and Notes convertible into shares. The address of Cross Atlantic and CI II is Five Radnor Corporate Center, Suite 55, 100 Matsonford Road, Radnor, Pa 19087.
(6)	Includes options to purchase 240,000 shares. The address is 3 Dovecote Lane, Malvern, Pa 19355.
(7)
Consists of warrants to purchase shares.  The investment manager of SIG Strategic Investments, LLLP (“SIG”) is Susquehanna Private Equity Investments, LLC (“Susquehanna”), which may also be deemed the beneficial owner of these shares.  The address of SIG and Susquehanna is 401 City Avenue, Suite 220, Bala Cynwyd, Pa. 19004.  This information is based on a Schedule 13G amendment filed by SIG and Susquehanna with the SEC on February 13, 2009.

(8)	Includes an aggregate of 5,422,690 shares that can be acquired through the exercise of options and warrants and the conversion of Notes.
(9)	Consists of warrants to purchase shares. The address of Stewart Greenebaum,LLC is Five Radnor Corporate Center, Suite 55, 100 Matsonford Road, Radnor, Pa 19087.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In August 2007, Lightning Poker loaned Brian Haveson, its Chairman and  CEO, the sum of $40,000 (the "Loan"). The proceeds of the Loan were used by Mr. Haveson to purchase all of the outstanding  stock of  the Company pursuant to a  Stock Purchase Agreement  with Golden Buffalo Capital, LLC . Under the terms of the Loan and Merger Agreement, at the time of the Merger the shares held by Mr. Haveson were cancelled with no obligation on the part of  the Company to pay any  consideration to Mr. Haveson  and the Loan was discharged.

In 2006 Lightning Poker borrowed $2,000,000  under a three-year loan agreement with  CI II. In 2007 Lightning Poker borrowed $1,500,000  under a one- year loan agreement with CI II, the maturity date of which has been extended to  2010,  and also in 2007 $2,000,000 under a three -year loan agreement with  CI II. In 2008 Lightning Poker borrowed  $2,000,000 under a three-year  loan agreement with CI II (the 2006, 2007 and 2008  loans collectively, the “ CI II Loans”) . CI II  is managed by Cross Atlantic and  is a 5% Shareholder. Mr. Caldwell is the founder and CEO and  Mr. Tecce is a  managing director and of counsel of  Cross Atlantic.  In connection with the CI II Loans, Lightning Poker issued to CI II warrants to purchase 5,262,690 shares of common stock. The aggregate fair market value of the warrants at the time Lightning Poker issued them was $767,891. Also, a Note in the  amount of $1,500,000 and accrued interest of $ 222,611 are convertible into 861,305 shares. For 2007 interest on the CI II Loans amounted to $ 345,400 and for 2008, interest on the  CI II Loans amounted to $520,000. During 2007 and  2008, we made no  principal  or interest payments on the CI II Loans.  As of March 1, 2009, the aggregate outstanding principal amount of the CI II Loans was $7,500,000 plus accrued interest of  $911,890.

Mr. Tecce is of counsel to the law firm of Buchanan Ingersoll & Rooney PC, which Lightning Poker, the Company or both retained for various legal matters in 2007 and 2008.  During 2007 and 2008 fees and expenses incurred to that firm  totaled $121,000 and $48,000, respectively.

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of McGladrey & Pullen, LLP (“M&P”) as our principal accountant to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2008.  M&P previously performed similar audit and review services for  Lightning Poker for the years ended December  31, 2007 and  December 31, 2006.

Audit Committee’s Pre-Approval of Engagement

Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our audit committee.  All of our principal accountant’s services for our last two fiscal years, which consisted solely of audit services, were within the scope of the engagement that our audit committee approved before we entered into the engagement.

The aggregate fees billed to us by M&P for 2008 and 2007 were $96,250 and $150,647, respectively. All of M&P’s billings were for audit services, which consisted of  the audits of our and Lightning Poker’s  annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)       Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December  31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December  31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2) and (c)       Financial Statement Schedules

All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (b)       Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among the Company, LPI Acquisition Corp. and Lightning Poker (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 8-K filed January 30, 2008)
3.2*	Bylaws of the Company ( see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
10.1*
Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc.  (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]

10.2*	Sublease Agreement for office and warehouse (see Exhibit 10.2 to Form 8-K filed January 30, 2008)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.4*(A)	Lightning Poker 2006 Equity Incentive Plan and form of stock option agreement thereunder (see Exhibit 10.4 to Form 8-K filed January 30, 2008)
10.5*	Asset Purchase Agreement, dated November 9, 2007, between Lightning Poker and Poker Automation ,LLC (see Exhibit 10.5 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock issued to The Co Investment Fund II, LP ("CI II”) dated July 25, 2006 (see Exhibit 10.6 to Form 8-K filed January 30, 2008)
10.7*	Lightning Poker Warrant for Stock issued to CI II dated November 8, 2006 (see Exhibit 10.7 to Form 8-K filed January 30, 2008)
10.8*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.9*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.10*	Lightning Poker Amended and Restated Warrant for Stock issued to CI II dated June 27, 2007 (see Exhibit 10.10 to Form 8-K filed January 30, 2008)
10.11*	Lightning Poker Amended and Restated Warrant for Stock issued to CI II dated June 27, 2007 (see Exhibit 10.11 to Form 8-K filed January 30, 2008)
10.12*	Lightning Poker Warrant for Stock issued to CI II dated June 27, 2007 (see Exhibit 10.12 to Form 8-K filed January 30, 2008)
10.13*	Lightning Poker Warrant for Stock issued to SIG Strategic Investments, LLLP (“SIG”) dated June 27, 2007 (see Exhibit 10.13 to Form 8-K filed January 30, 2008)
10.14*	Lightning Poker Warrant for Stock issued to Stewart Greenebaum, LLC dated June 27, 2007 (see Exhibit 10.14 to Form 8-K filed January 30, 2008)
10.15*	Lightning Poker Warrant for Stock issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.16*	Software License Agreement with Standing Stone Gaming (see Exhibit 10.16 to Form 8-K filed January 30, 2008)
10.17*	Loan Agreement dated July 27, 2006 by and among PokerMatic, Inc. d/b/a Lightning Poker and CI II (see Exhibit 10.17 to Form 8-K/A filed April 29, 2008)
10.18*	Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.18 to Form 8-K/A filed April 29,2008)
10.19*	First Amendment dated April 12, 2007 to Loan Agreement dated January 31, 2007 by and among Lightning Poker, Inc. and CI II (see Exhibit 10.19 to Form 8-K/A filed April 29, 2008)
10.20*	Second Amendment dated January 16, 2008 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.20 to Form 8-K/A filed April 29, 2008)
10.21 *	Loan Agreement dated June 27, 2008 by and among Lightning Poker and CI II, SIG and Stewart J. Greenebaum, LLC (see Exhibit 10.21 to Form 8-K/A filed April 29, 2008)
10.22*(A)	Separation Agreement and Release and Stock Option Agreement among Ronald Skotarczak, Lightning Poker and the Company, dated March 25-26, 2008 (see Exhibit 10.2 to Form 10-Q filed May 15, 2008)
10.23*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.24*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.25*	Loan Agreement dated June 30, 2008 among Lightning Poker, SIG and CI II (see Exhibit 99.1 to Form 8-K filed July 7, 2008)
10.26*	Promissory Note issued by Lightning Poker to CI II (see Exhibit 99.2 to Form 8-K filed July 7, 2008)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.27*	Promissory Note issued by Lightning Poker to SIG (see Exhibit 99.3 to Form 8-K filed July 7, 2008)
10.28*	Warrant for Stock issued by the Company to CI II (see Exhibit 99.4 to Form 8-K filed July 7, 2008)
10.29*	Warrant for Stock issued by the Company to SIG (see Exhibit 99.5 to Form 8-K filed July 7, 2008)
10.30*	Guaranty Agreement by the Company in favor of CI II as the Lenders’ Agent (“Agent”) (see Exhibit 99.6 to Form 8-K filed July 7, 2008)
10.31*	Security Agreement between Lightning Poker and CI II as Agent (see Exhibit 99.7 to Form 8-K filed July 7, 2008)
10.32*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent (see Exhibit 99.8 to Form 8-K filed July 7, 2008)
10.33*	Intellectual Property Security Agreement for Copyrights and Masked Works between Lightning Poker and CI II as Agent (see Exhibit 99.9 to Form 8-K filed July 7, 2008)
21.1	List of subsidiaries
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

(A)	Management contract or compensatory plan or arrangement.

*     These documents are incorporated herein by reference as exhibits hereto.  Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated. The Commission File No. for all such filings is 000-52575.

 SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lightning Gaming, Inc.
By:  /s/   Brian Haveson
        Brian Haveson, President and Chief Executive Officer

Dated: April 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	President and Chief Executive Officer, Director	April 8, 2009
Brian Haveson	(Principal Executive Officer)

/s/ Robert D. Ciunci	Chief Financial Officer	April 8, 2009
Robert D. Ciunci	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	April 8, 2009
Donald Caldwell

/s/ Fredrick C. Tecce	Director	April 8, 2009
Fredrick C. Tecce