Form 10-Q
period 2009-03-31
Lightning Gaming, Inc.
filed 2009-05-15
CIK 1392545

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,647,474 common shares as of  May 1, 2009

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:
1	Balance Sheet as Balance Sheets as of March 31, 2009 and December 31, 2008;
2	Statements of Operations for the three months ended March 31, 2009 and 2008;
3	Statements of Cash Flows for the three months ended March 31, 2009 and 2008;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash	$1,737,674	$2,429,493
Accounts receivable, net	163,063	68,518
Inventory	1,268,407	824,268
Prepaid expenses	15,135	211,868
Total Current Assets	3,184,278	3,534,147

Property, Plant and Equipment, net	1,383,190	1,488,541

Intangible Assets net	184,667	144,567
Other Assets	129,422	143,094

Total Assets	$4,881,557	$5,310,349

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long term debt	$15,879	$15,879
Accounts payable	442,306	538,512
Accrued expenses	926,072	813,544
Total Current Liabilities	1,384,257	1,367,935

Long Term Debt
Long term debt	12,347,764	12,290,831
Accrued interest and other long term liabilities	1,499,523	1,250,765
Fair value of warrants	109,718	-
Total Long Term Liabilities	13,957,005	13,541,596

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, no shares issued and outstanding	-	-
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,655,285 shares issued and 4,647,474 outstanding at March 31, 2009 and December 31, 2008	4,656	4,656

Additional Paid in Capital	2,293,042	3,174,647
Accumulated deficit	(12,749,592)	(12,770,674)
Treasury stock, 7,811 shares at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(10,459,705)	(9,599,182)

Total Liabilities and Stockholders’ Deficit	$4,881,557	$5,310,349
See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
	Three Months Ended
	March, 31
	2009	2008

Revenues
Sales of systems and parts	$385,312	$241,936
License and service fees	298,954	72,487
Total revenues	684,266	314,423

Costs and operating expenses
Cost of products sold	183,366	95,633
Operating expenses	138,541	133,494
Research and development	267,337	416,065
Selling, general & administrative expenses	320,530	624,510
Depreciation and amortization	231,235	144,880
Total costs and operating expenses	1,141,009	1,414,582

Operating loss	(456,743)	(1,100,159)

Non-operating expense
Net interest expense	(308,269)	(205,207)
Change in value of warrants	(93,824)	-
Other expense	(13,323)	-
Net loss	$(872,159)	$(1,305,366)
Net loss per common share-basic and diluted	$(0.19)	$(0.28)
Weighted average common shares outstanding- basic and diluted	4,647,474	4,644,785

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008

NET CASH USED IN OPERATING ACTIVITES	$(783,707)	$(745,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(156,239)	(310,459)
Increase in intangible and other assets	(74,791)	(48,636)
Proceeds from sale of equipment	327,000	210,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	95,970	(149,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease	(4,082)	-
Proceeds from issuance of debt	-	92,719
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,082)	92,719

NET DECREASE IN CASH	(691,819)	(802,154)

CASH - Beginning of period	2,429,493	2,638,266

CASH - End of period	$1,737,674	$1,836,112

See Note to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2009

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

Lightning Poker was formed to manufacture and market a fully automated, proprietary electronic poker table  (the”System”) to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market.   The System is designed to improve economics for casino operators while improving overall player experience.

The Company routinely enters into license agreements with others for the use of intellectual properties and technologies in the System. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on April 8, 2009 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2008 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at March 31, 2009 and December 31, 2008 was $10,000 .

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute the System and successfully market it to more casinos and card clubs. The Company believes it will be able to support its operations for the foreseeable

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)
Basis of Presentation (Continued)

future. However, if sales of the System do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing on reasonable and feasible terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has recently received assurance from a major stockholder to support its operations for 2009 should such support become necessary.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company adopted SFAS No.157 as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of SFAS No.157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 improves financial reporting on derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is not currently the holder of any derivative instruments; thus, adoption of SFAS No. 161 would not currently have any effect on the Company's results of operations, financial condition, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles . SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with  GAAP. The GAAP hierarchy was previously set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Though the FASB does not expect a change in current practice, the FASB issued SFAS No. 162 in order for the GAAP hierarchy to reside in the accounting literature established by the FASB. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Any effect of applying the provisions of SFAS No.162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)

Corrections. The Company is currently reviewing SFAS No. 162 to determine its impact on the Company’s  financial statements upon adoption.

     In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”)  No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ..The FASB concluded in this FSP EITF that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This FSP EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. The Company adopted FSP EITF No. 03-6-1 and it did  not  have any effect on the Company's results of operations, financial condition, or cash flows.

    Effective January 1, 2009 we adopted the provisions of EITF  No.07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF No. 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF No. 07-05, 7,009,145 of our  outstanding  warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have a weighted average exercise price of $1.70 and a weighted average remaining life of 3.35 years. As such, effective January 1, 2009 we reclassified the fair value of these  warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $909,000 to beginning retained earnings and $16,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these warrants increased  to $110,000 as of March 31, 2009. As such, we recognized a $94,000 loss from the change in fair value of these warrants for the three months ended March 31, 2009.

 In accordance with  loans obtained by the Company (Note 5), the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through June 2013 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company measures its warrants  at fair value. In accordance with SFAS 157, the Company’s  Warrants  are classified within Level 3 because they are valued using the Black-Scholes model .. Some of the inputs to these valuations are unobservable in the market and are significant.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)

    These common stock purchase warrants do not trade in an active securities market, and as such, the Companny’s estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	3.35	3.6
Risk-free interest rate	2.69%	2.24%
Expected volatility	45%	40%

    The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year U.S. Treasury securities.

In December 2007, the FASB issued SFAS No. 160 , Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 changes reporting standards for noncontrolling interests in a subsidiary. The standard is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No.160 and it did  not  have any effect on the Company's results of operations, financial condition, or cash flows.

            In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities . SFAS No. 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS No.159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. The Company has not elected the fair value option for any of its assets or liabilities.

Note 2.   Inventory

Inventory consists of the following:

	March 31, 2009	December 31, 2008
Finished tables	$509,339	$246,609
Raw materials	759,068	577,659
Inventory	$1,268,407	$824,268

Note 3.   Property and Equipment

Property and equipment consist of the following:

	March 31, 2009	December 31, 2008
Equipment, principally Systems	$2,505,578	$2,474,113
Furniture and fixtures	42,606	43,426
Property, plant and equipment	2,548,184	2,517,539
Less accumulated depreciation	(1,164,994)	(1,028,998)
Property, plant and equipment, net	$1,383,190	$1,488,541

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	March 31, 2009	December 31, 2008
Non-compete agreement	$167,052	$167,052
Purchased licenses and software	144,964	74,964
Total intangibles	312,016	242,016
Less accumulated amortization	(127,349)	(97,449)
Intangible assets, net	$184,667	$144,567

The weighted average amortization period for the non-compete agreement acquired in 2007 is 2 years.  The software licenses acquired in 2009 and 2008 are being amortized over 3 years.

Note 5.   Debt

Long Term Debt consists of the following:

	March 31, 2009	December 31, 2008

Capital Lease obligation interest at 7.5% payable monthly through March, 2013	$60,960	$65,042
Notes Payable 8% interest due 2010	8,500,000	8,500,000
Notes Payable 8% interest due 2011	4,000,000	4,000,000
Total long term debt	12,560,960	12,565,042
Less: unamortized fair market value of warrants	(213,196)	(274,211)
Total long term debt	$12,347,764	$12,290,831

In June 2008, the Company entered into a $4,000,000 three -year loan agreement with interest at 8% per annum.  The Notes issued under the loan agreement are secured by the assets of Lightning Poker.  In connection with the loan, the Company issued warrants to purchase $4,000,000 worth of common stock  at an exercise price of $2.00 per share .  The warrants are exercisable through June 2013.

Interest is payable at maturity of the Notes.

In March 2008, the Company entered into a capital lease obligation to finance the purchase of a recreational vehicle.  Annual payments, including interest, under the capital lease are $22,152 . The capital lease is secured by the vehicle and a certificate of deposit in the amount of $40,000. The certificate of deposit is included in other assets.

            In accordance with the loans obtained by the Company, the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through June 2013 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation. Expense recognized for the three months ended

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt (Continued)

March 31, 2009 and March 31, 2008  related  to these warrants was  $62,474; and $53,213, respectively, and was included in interest expense.

Certain notes in the amount of $1,500,000 and related accrued interest of $255,612 at March 31, 2009 are convertible at the discretion of the noteholder into 877,806 shares of the Company’s common stock.

Note 6. Commitments

The Company’s  discussions with the staff of the Pennsylvania Gaming Control Board (“PGCB”) , which it reported in the Form 10K  in Note 6 to the consolidated condensed financial statements, have been satisfactorily resolved without a consent agreement or any similar action.  The Company’s  PGCB license applications are still pending.

 In  2008   the Company entered into a perpetual nonexlusive technology agreement with Intuecode for a nonexclusive perpetual license to use its  gaming plateform operating system.   The agreement provides for royalty fees on a per unit basis and is for a term of two years.

In March 2009 the Company entered into an exclusive  license agreement with Hasbro, Inc. to use the Scrabble brand in gaming devices distributed in the United States and Canada.  The initial term of the agreement is  five years with the Company’s right to extend the agreement for two additional five- year terms if certain performance standards are met. The agreement calls for minimum annual payments and may be cancelled under certain conditions.

The Company routinely enters into license agreements  for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

At March 31, 2009, the Company had total  license fee commitments and advances  made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$900,000
Advances made	(50,000)

Potential future payments	$850,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

As of March 31, 2009, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2010	$100,000
2011	200,000
2012	250,000
2013	300,000
Thereafter	—

Total	$850,000

Note 7.   Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Options:  In 2007 the Company adopted the 2007 Equity Incentive Plan (the “Stock Plan”) to enable the Company to offer key employees, consultants and directors equity interests in the Company, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of the Company.  The options are granted at the discretion of the Board of Directors (acting as the Company’s Compensation Committee) and, at March 31, 2009, the maximum aggregate number of shares of common stock issuable under the Stock Plan was 2,500,000.  The exercise price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant.  Options granted will not be exercisable after 10 years from the grant date.

Options granted under the Stock Plan generally vest at 20% per year starting on the first anniversary of the grant date and are fully vested after five years.  The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

As permitted under GAAP, stock options granted  are accounted for under SFAS No. 123R, “Share Based Payments”, and its related interpretations.  Accordingly, compensation costs of $27,526 and $43,858 have been recognized for the three months ended March 31, 2009 and 2008, respectively.

A summary of option transactions in 2008 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2008	1,813,200	$1.68
Options granted	-	$-
Options exercised	-	$-
Options cancelled	-	$-
Options outstanding at March 31, 2009	1,813,200	$1.68
Options available for grant under the Stock Plan at March 31, 2009	799,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Included in the options granted during 2008 are options for 115,200 shares granted outside the Stock Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

The following table summarizes information with respect to stock options outstanding at March 31, 2009:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,813,200	6.2	$1.68	-	851,200	6.4	$1.36	-

The following table summarizes information with respect to stock options outstanding at December 31, 2008:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,813,200	6.4	$1.68	-	810,200	6.3	$1.18	-

As of March 31, 2009, there was approximately $336,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 2.5 years.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)
Warrants(Continued)

The following table is a summary of the Company’s warrant activity for the three months ended March 31, 2009:

Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2008	7,009,145	$1.70
Warrants granted	-	$-
Warrants exercised	-	-
Warrants cancelled	-	$-
Warrants outstanding at March 31, 2009	7,009,145	$1.70

The following table summarizes information with respect to warrants outstanding at March 31, 2009:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	3.4	$1.70	-	7,009,145	$1.70	-

The following table summarizes information with respect to warrants outstanding at December 31, 2008:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	3.6	$1.70	-	7,009,145	$1.70	-

The weighted average fair value per share of each  warrant granted for the year ended December 31, 2008 was $0.006.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 8.   Income Taxes

The Company accounts for income taxes under the provisions of SFAS   No.109, Accounting for Income Taxes.  SFAS No.109 provides for the recognition and measurement of deferred income tax benefits and liabilities based on the likelihood of their realization in future years.  A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

 As of March 31, 2009, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $9,300,000, which expire at various times through 2029.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any tax carryforward benefits in the financial statements.

Note 9. Related Party Transactions

During 2006, 2007 and 2008 the Company borrowed $7,500,000 under various loan agreements (the “CI II Loans”) with the Co Investment Fund II LP (“CI II”). CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and beneficially owns more than 5% of the Company’s outstanding common stock. Donald Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic  and  Frederick Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with the CI II Loans, the Company issued to CI II warrants to purchase 4,401,385 shares of common stock. The aggregate fair market value of the warrants at the respective times the Company issued them was $791,205. In addition, principal and interest on certain notes in the amount of $1,752,612 at March 31, 2009 are convertible into 876,306 shares of common stock. During the three months ended March 31, 2009 and 2008, interest on the CI II Loans amounted to $150,000 and $110,000, respectively . During 2009 and 2008, we made no principal payments on the CI II Loans.  As of March 31, 2009, the aggregate outstanding principal amount of the CI II Loans was $7,500,000.

Mr. Tecce is of counsel to the law firm of Buchanan Ingersoll & Rooney PC, which the Company retained for various legal matters in 2009 and 2008.  During  the three months ended March 31, 2009 and 2008,  fees and expenses incurred to that firm totaled  $7,000 and  $0, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include the words “may,” “will,” “could,” “would,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “projections” and “anticipate” or the negative of such terms and similar words and include all discussions about our ongoing or future plans, objectives or expectations.

           We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of those safe-harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  You should read this report completely and with the understanding that actual future results may be materially different from what we currently expect.  We do not plan to update forward-looking statements unless applicable law requires us to do so, even though our situation or plans may change in the future.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing and the ability of our customers to purchase our product and services; interest rates; our ability to obtain additional gaming licenses, fuel price increases, legislative/regulatory changes; competition, and changes in generally accepted accounting principles. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

    The information contained in this section has been derived from our financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

Overview

On January 29, 2008, Lightning Gaming, Inc. (the” Company”) acquired Lightning Poker, Inc. (“Lightning Poker”) in a merger (the “Merger”), under which Lightning Poker became a wholly-owned subsidiary of the Company, the stockholders of Lightning Poker became the Company’s stockholders with the same percentage ownership interests in the Company  as they had in Lightning Poker prior to the Merger, all of the Company's previously outstanding stock was canceled with no obligation on the part of the Company for the payment of any consideration, and the Company ceased being a shell company.

  Exchange Act reports for periods ending after the date of the Merger are presented on a consolidated basis, reflecting the Company’s ownership of Lightning Poker.

Lightning Poker was formed to develop and market an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide.   Lightning Poker's fully automated, electronic poker table (the “System”) is designed to increase revenue and security while helping to reduce the labor costs associated with poker play.  The System is a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch- screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. The System achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per- hand fee collected by the operator commensurately.   The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. The System has an added benefit of eliminating mistakes by the dealer or the player, and it eliminates the need to tip the dealer.   The System also provides an opportunity to present information about the game to the players via individual player screens and via the common center monitor.

The System has received Gaming Laboratories Incorporated certification for a casino version of Texas Holdem, Omaha, cash, and single table tournament poker, which the Company needs in order to install the System in certain jurisdictions.

The Company has filed and will continue to file applications for licensure in various gaming jurisdictions. The Company evaluates economic impact of each jurisdiction in determining the priority of filing in a jurisdiction.  The Company has applied for the required gaming regulatory approvals to sell the System in Nevada.  However, due to the current state of the United States economy, the Company has requested that the investigation of its application be suspended until further notice.  A decision from the Nevada gaming regulatory authorities could take up to 24 months from the start of the investigation of the application, and there is no assurance of obtaining the required approvals to sell the System in Nevada.

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

We have a history of losses since the Company’s inception. We incurred a net loss of $872,159 in the three months ended March 31, 2009.

Three Months Ended March 31, 2009  Compared to Three  Months Ended March 31, 2008
( All amounts rounded to the nearest $1,000)
Revenues

The Company’s revenues for the three months ended March 31, 2009 were $684,000 compared to $314,000 for the comparable prior year period. The increase in revenues was due to the increase in both sales of Systems and parts and license and service fees.

Sales of Systems and parts increased by $143,000 (59%) to $385,000 for the three months ended March 31, 2009 as compared to $242,000 for the three months ended March 31, 2008 due to the placement of additional Systems at existing international customers.

License and service fees increased by $227,000 (315%) to $299,000 for the three months ended March 31, 2009 as compared to $72,000 for the three months ended March 31, 2008 due to the placement of Systems at new and existing casino customers.

Cost of Products Sold

For the three months ended March 31, 2009, cost of products sold increased $87,000 (91%) to $183,000 as compared to $96,000 for the three months ended March 31, 2008 due to the placement of additional Systems at existing international customers. Gross margins were 52% for the three months ended March 31, 2009 compared with 60% for the three months ended March 31, 2008. The decrease in gross margin for the three months ended March 31, 2009 was principally due to favorable terms the Company offered to customers on multi- System placements.

 Operating Expenses

Operating expenses increased by $6,000 to $139,000 for the three months ended March 31, 2009, from $133,000 for the three months ended March 31, 2008.  This increase was primarily the result of the increase in installation costs associated with the Systems installed during the current quarter.

Research and Development Expenses

Research and development expenses decreased by $149,000 to $267,000 for the three months ended March 31, 2009, from $416,000 for the three months ended March 31, 2008. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $304,000 to $321,000 for the three months ended March 31, 2009, from $625,000 for the three months ended March 31, 2008.  This decrease was primarily due to the decrease in staff costs, absence of merger costs and timing of licensing activity.

Depreciation and Amortization

Depreciation and amortization  increased by $ 86,000 to $231,000 for the three months ended March 31, 2009 from $145,000 for the three months ended March 31, 2008. This increase was primarily related to the installation of Systems during 2008 and 2009.

Net Interest Expense

Net interest expense increased by $103,000 to $308,000 for the three months ended March 31, 2009 from $205,000 for the three months ended March 31, 2008. This change was the result of the issuance of notes and related warrants during 2008 of $4,000,000, which was  partly offset by interest income from the investment of cash balances.

Change in Value of Warrants

In June 2008, the Financial Accounting Standards Board finalized Emerging Issues Task Force (“EITF”) No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. The outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  We estimated the fair value of these liabilities as of January 1, 2009 to be $16,000. The fair value of these liabilities was $110,000 at March 31, 2009. The $94,000 change in fair value is reported in our consolidated statement of operations as a “Change in value of warrants”.

 Other Expense

The Company receives payment in Euros for certain  license fees and sales revenues  from some international customers. Other expense represents foreign exchange transaction costs of conversion of Euros to US dollars.

Liquidity and Capital Resources

Since our inception, we have  funded our startup costs, operating costs and capital expenditures through loans and issuances of common stock.

For the three months ended March 31, 2009, we incurred a net loss of $872,000 and used $783,000 of cash in operating activities. At March 31, 2009, we had an accumulated deficit of $12,750,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute the System and successfully market it to more casinos and card clubs.

Our current cash requirements are approximately $150,000 to $250,000 per month, principally for salaries, professional services, marketing, office expenses and the purchase of the hardware components for the System.

Based on our cash flow projections and anticipated revenues, we believe we will be able to support our operations for the foreseeable future. However, if sales of the System do not meet, or our expenses exceed, our projections, we may need to raise additional funds through an offering of securities or a credit facility. If that becomes necessary, there is no assurance that such financing would be available to us, particularly during this economic recession and severe downturn in the gaming industry. If we need additional funding and are unable to obtain it, our financial condition would be adversely affected. We have recently received assurance from a major stockholder to support our operations for 2009 should such support become necessary.

In addition, our ability to sell or lease the System on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available at all, or on reasonable terms. Our inability to obtain such financing on terms that allow us to lease the System profitably would hamper our ability to distribute the System on a large scale.

Off-Balance Sheet Arrangements

As of March 31, 2009, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute the System and successfully market it to more casinos and card clubs. The Company believes it will be able to support its operations for the foreseeable future. However, if sales of the System do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing  on reasonable terms and feasible terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has recently received assurance from a major stockholder to support its operations for 2009 should such support become necessary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management  is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of March 31, 2009, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Our discussions with the staff of the Pennsylvania Gaming Control Board (“PGCB”), which we reported in Part I, Item 3 of our December 31, 2008 Form 10-K, have been satisfactorily resolved without a consent agreement or any similar action.  Our PGCB license applications are still pending.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.     Defaults upon Senior Securities
None

Item 4.     Submission of Matters to a Vote of Security Holders
None

Item 5.     Other Information
None

Item 6.      Exhibits
EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.1	Agreement with The Co-Investment Fund II, L.P., dated as of December 31, 2008 and entered into on March 26, 2009, to extend the maturity date of promissory notes

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	Lightning Gaming, Inc.
By: /s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director