Form 10-Q
period 2009-06-30
Lightning Gaming, Inc.
filed 2009-08-14
CIK 1392545

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,647,474 common shares as of  August 11, 2009

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:
1	Balance Sheet as Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (audited);
2	Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008;
3	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.
LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash	$1,311,195	$2,429,493
Accounts receivable, net	773,150	68,518
Inventory	981,241	824,268
Prepaid expenses	115,437	211,868
Total Current Assets	3,181,023	3,534,147

Property, Plant and Equipment, net	1,256,470	1,488,541

Intangible Assets net	193,517	144,567
Other Assets	120,776	143,094

Total Assets	$4,751,786	$5,310,349

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long term debt	$8,515,879	$15,879
Accounts payable	345,786	538,512
Accrued interest	1,534,006	-
Accrued expenses	1,105,016	813,544
Total Current Liabilities	11,500,687	1,367,935

Long Term Debt
Long term debt	3,904,626	12,290,831
Accrued interest and other long term liabilities	327,165	1,250,765
Fair value of warrants	1,000	-
Total Long Term Liabilities	4,232,791	13,541,596

Commitments

Stockholders' Deficit
PreferPreferred stock: $0.001 par value; authorized 10,000,000 shares, no shares issued and outstanding issu	-	-
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,655,285 shares issued and 4,647,474 outstanding at June 30, 2009 and December 31, 2008	4,656	4,656

Additional Paid in Capital	2,322,338	3,174,647
Accumulated deficit	(13,300,875)	(12,770,674)
Treasury stock, 7,811 shares at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(10,981,692)	(9,599,182)

Total Liabilities and Stockholders’ Deficit	$4,751,786	$5,310,349

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2009 and 2008
	Three Months Ended
	June 30,
	2009	2008

Revenues
Sales of systems and parts	$1,014,488	$220,356
License and service fees	288,386	71,639
Total revenues	1,302,874	291,995

Costs and operating expenses
Cost of products sold	370,095	99,656
Operating expenses	130,930	224,502
Research and development	299,874	429,026
Selling, general & administrative expenses	554,829	546,161
Depreciation and amortization	294,049	231,687
Total costs and operating expenses	1,649,777	1,531,032

Operating loss	(346,903)	(1,239,037)

Non-operating expense
Net interest expense	(311,618)	(245,698)
Change in value of warrants	108,718	-
Other expense	(1,480)	(2,847)
Net loss	$(551,283)	$(1,487,582)
Net loss per common share-basic and diluted	$(0.12)	$(0.32)
Weighted average common shares outstanding- basic and diluted	4,647,474	4,644,184

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2009 and 2008
	Six Months Ended
	June 30,
	2009	2008

Revenues
Sales of systems and parts	$1,399,800	$462,292
License and service fees	587,340	144,126
Total revenues	1,987,140	606,418

Costs and operating expenses
Cost of products sold	553,461	195,289
Operating expenses	269,471	357,996
Research and development	567,211	845,091
Selling, general & administrative expenses	875,359	1,170,671
Depreciation and amortization	525,284	376,567
Total costs and operating expenses	2,790,786	2,945,614

Operating loss	(803,646)	(2,339,196)

Non-operating expense
Net interest expense	(619,887)	(450,905)
Change in value of warrants	14,894	-
Other expense	(14,803)	(2,847)
Net loss	$(1,423,442)	$(2,792,948)
Net loss per common share-basic and diluted	$(0.31)	$(0.60)
Weighted average common shares outstanding- basic and diluted	4,647,474	4,644,485

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30,
	2009	2008

NET CASH USED IN OPERATING ACTIVITES	$(1,417,660)	$(1,395,175)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(480,431)	(936,660)
Increase in intangible and other assets	(115,000)	(182,601)
Proceeds from sale of equipment	903,034	210,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	307,603	(909,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease	(8,241)	-
Proceeds from issuance of debt	-	2,088,107
Purchase of treasury stock	-	(7,811)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,241)	2,080,296

NET DECREASE IN CASH	(1,118,298)	(224,140)

CASH - Beginning of period	2,429,493	2,638,266

CASH - End of period	$1,311,195	$2,414,126

Supplemental Disclosure of cash Flow Information:
Cash paid for interest	$2,835	$1,679
Non cash financing activities:
Issuance of capital stock warrants in connection with notes payable	$-	$159,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2009

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

On January 29, 2008, under the Agreement and Plan of Merger dated September 28, 2007, Lightning Gaming, Inc. (formerly known as  Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the "Merger") with Lightning Poker, Inc. (“Lightning Poker”), as a result of which Lightning Poker became a wholly-owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market a variety of gaming products to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market. The major product to date is a fully automated, proprietary electronic poker table (the “System”). The System is designed to improve economics for casino operators while improving overall player experience.

The Company routinely enters into license agreements  for the use of intellectual properties and technologies in its products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on April 8, 2009 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2008 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at June 30, 2009 and December 31, 2008 was $89,900 and $10,000, respectively.

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
Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)
Basis of Presentation (Continued)

future. However, if sales of the System do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing on reasonable and feasible terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has  received assurance from a major stockholder to support its operations for 2009 should such support become necessary.

Certain amounts in the accompanying financial statements have been reclassified to conform to the current presentation. There was no effect on the net loss.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exist, therefore requiring an entity to develop its own assumptions. The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

         In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”)  No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities .The FASB concluded in this EITF that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This  EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. The Company adopted  EITF No. 03-6-1 and it did not  have any effect on the Company's results of operations, financial condition, or cash flows.

        Effective January 1, 2009 we adopted the provisions of EITF  No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF No. 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF No. 07-05,  our outstanding  warrants exercisable for 7,009,145 shares, previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have a weighted average exercise price of $1.70 per share and a weighted average remaining life of 3 years. As such, effective January 1, 2009 we reclassified the fair value of these  warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $909,000 to beginning retained earnings and $16,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these warrants decreased  to $1,000 as of June 30, 2009. As such, we recognized a gain from the change in fair value of these warrants for the three months and  six months ended June 30, 2009 of approximately $109,000 and 15,000, respectively.

 In accordance with  loans obtained by the Company (Note 5), the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through June 2013 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company measures its warrants  at fair value. In accordance with SFAS No. 157, warrants  are classified within Level 3 because they are valued using the Black-Scholes model . Some of the inputs to these valuations are unobservable in the market and are significant.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)

    These warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	3.0	3.6
Risk-free interest rate	3.52%	2.24%
Expected volatility	48%	40%

      The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on one-year U.S. Treasury securities.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” .  SFAS  No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a  material impact on  the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.  SFAS No. 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP.  The Codification did not change GAAP but reorganizes the literature.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for the Company.

In December 2007, the FASB issued SFAS No. 160 , Noncontrolling Interest in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 changed reporting standards for noncontrolling interests in a subsidiary. It  is effective for fiscal years beginning on or after December 15, 2008. The Company adopted SFAS No.160 and it did  not  have any effect on the Company's results of operations, financial condition, or cash flows.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 2.   Inventory

Inventory consists of the following:
	June 30, 2009	December 31, 2008
Finished tables	$424,392	$246,609
Raw materials and work in process	556,849	577,659
Inventory	$981,241	$824,268

Note 3.   Property and Equipment

Property and equipment consist of the following:
	June 30, 2009	December 31, 2008
Equipment, principally Systems	$2,467,648	$2,474,113
Furniture and fixtures	42,606	43,426
Property, plant and equipment	2,510,254	2,517,539
Less accumulated depreciation	(1,253,784)	(1,028,998)
Property, plant and equipment, net	$1,256,470	$1,488,541

Note 4.   Intangible Assets

Intangible assets consist of the following:

	June 30, 2009	December 31, 2008
Non-compete agreement	$167,052	$167,052
Purchased licenses and software	189,964	74,964
Total intangibles	357,016	242,016
Less accumulated amortization	(163,499)	(97,449)
Intangible assets, net	$193,517	$144,567

The weighted average amortization period for the non-compete agreement acquired in 2007 is 2 years.  The software licenses acquired in 2009 and 2008 are being amortized over 3 years.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt

Long Term Debt consists of the following:

	June 30, 2009	December 31, 2008

Capital Lease obligation interest at 7.5% payable monthly through March, 2013	$72,680	$80,921
Notes Payable 8% interest due 2010	8,500,000	8,500,000
Notes Payable 8% interest due 2011	4,000,000	4,000,000
Total long term debt	12,572,680	12,580,921
Less: current maturities	(8,515,879)	(15,879)
Less: unamortized fair market value of warrants	(152,175)	(274,211)
Total long term debt	$3,904,626	$12,290,831

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

Note 5.   Debt (Continued)

June 30, 2009 and June 30,2008 and six months ended June 30, 2009 and June 30,2008 related  to these warrants was  $61,018, $79,133, $122,035  and $132,346, respectively, and was included in interest expense.

Certain notes in the amount of $1,500,000 and related accrued interest of $282,612 at June 30, 2009 are convertible, at the discretion of the lender into shares of the Company’s common stock at the per-share purchase price of common stock in the next equity financing.

Note 6. Commitments

The Company’s  discussions with the staff of the Pennsylvania Gaming Control Board (“PGCB”) , which it reported in the Form 10-K  in Note 6 to the consolidated condensed financial statements, have been satisfactorily resolved without a consent agreement or any similar action.  The Company has been granted a manufacturer’s  license by the PGCB.

 In  2008  the Company entered into a technology agreement with Intuecode for a nonexclusive perpetual license to use its  gaming platform/ operating system.   The agreement provides for royalty fees on a per unit basis and is for a term of two years.

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

In April 2009 the Company entered into an exclusive  license agreement with Mattel, Inc. to use the Scrabble brand in gaming devices distributed  worldwide excluding  the United States and Canada.  The initial term of the agreement is five years with the Company’s right to extend the agreement for two additional two- year terms if certain performance standards are met. The agreement calls for minimum annual payments and may be cancelled under certain conditions.

The Company routinely enters into license agreements  for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

At June 30, 2009, the Company had total  license fee commitments and advances  made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,425,000
AdvAdvances made	(75,000)

PotePotential future payments	$1,350,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

As of June 30, 2009, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

		Minimum Commitments
201	2010	$150,000
201	2011	300,000
201	2012	400,000
201	2013	500,000

	Total	$1,350,000

Note 7.   Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Options:  In 2007 the Company adopted the 2007 Equity Incentive Plan (the “Stock Plan”) to enable the Company to offer key employees, consultants and directors equity interests in the Company, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of the Company.  Stock options under the Stock plan are granted at the discretion of the Board of Directors (acting as the Company’s Compensation Committee). The maximum aggregate number of shares of common stock issuable under the Stock Plan is 2,500,000.  The exercise price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant.  Options granted will not be exercisable after 10 years from the grant date.

Options granted under the Stock Plan generally vest at 20% per year starting on the first anniversary of the grant date and are fully vested after five years.  The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

As required by GAAP, stock options granted  are accounted for under SFAS No. 123R, “Share Based Payments”, and its related interpretations.  Accordingly, compensation costs  recognized for the three months ended June 30, 2009 and June 30, 2008 and six months ended June 30, 2009 and June 30,2008 were $29,296, $25,758, $56,822 and $69,613, respectively.

A summary of option transactions in 2009 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2008	1,813,200	$1.68
Options granted	620,000	$.28
Options exercised	-	$-
Options cancelled	-	$-
Options outstanding at June 30, 2009	2,433,200	$1.32
Options available for grant under the Stock Plan at June 30, 2009	179,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Included in the options outstanding at December 31, 2008 are options for 115,200 shares granted outside the Stock Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

The following table summarizes information with respect to stock options outstanding at June 30, 2009:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,433,200	6.5	$1.32	-	856,200	6.1	$1.34	-

The following table summarizes information with respect to stock options outstanding at December 31, 2008:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,813,200	6.4	$1.68	-	810,200	6.3	$1.18	-

As of June 30, 2009, there was approximately $372,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 3.8 years.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)
Warrants (Continued)

The following table is a summary of the Company’s warrant activity for the six months ended June 30, 2009:

Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2008	7,009,145	$1.70
Warrants granted	-	$-
Warrants exercised	-	-
Warrants cancelled	-	$-
Warrants outstanding at June 30, 2009	7,009,145	$1.70

The following table summarizes information with respect to warrants outstanding at June 30, 2009:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	3.0	$1.70	-	7,009,145	$1.70	-

The following table summarizes information with respect to warrants outstanding at December 31, 2008:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	3.6	$1.70	-	7,009,145	$1.70	-

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

 As of June 30, 2009, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $9,700,000, which expire at various times through 2029.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any tax carryforward benefits in the financial statements.

Note 9. Related Party Transactions

During 2006, 2007 and 2008 the Company borrowed $7,500,000 under various loan agreements (the “CI II Loans”) with the Co Investment Fund II LP (“CI II”). CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and beneficially owns more than 5% of the Company’s outstanding common stock. Donald Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic  and  Frederick Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with the CI II Loans, the Company issued to CI II warrants to purchase 4,401,385 shares of common stock. The aggregate fair market value of the warrants at the respective times the Company issued them was $791,205. In addition, principal and interest on certain notes in the amount of $1,782,612 at June 30, 2009 are convertible into shares of common stock at the offering price of the next equity offering. During the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008 , interest on the CI II Loans amounted to $150,000, $110,000, $300,000 and $220,000, respectively . During 2009 and 2008, we made no principal payments on the CI II Loans.  As of June 30, 2009, the aggregate outstanding principal amount of the CI II Loans was $7,500,000.

Mr. Tecce is of counsel to the law firm of Buchanan Ingersoll & Rooney PC, which the Company retained for various legal matters in 2009 and 2008.  During  the three months ended June 30, 2009 and 2008 and the  six months ended June 30, 2009 and 2008,  fees and expenses incurred to that firm totaled  $600 , $0, $7,600 and  $7,000, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 10.   Subsequent Events

We considered all material events through August 14, 2009 and determined there were no reportable matters.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance our long- term debt that will become due in the next twelve months, and may also adversely affect the ability of our customers to purchase our product and services; interest rates; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition,; changes in generally accepted accounting principles; and fluctuations in forgein currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

We have a history of losses since the Company’s inception. We incurred a net loss of $1,423,000 in the six months ended June 30, 2009.

Three Months Ended June 30, 2009  Compared to Three  Months Ended June 30, 2008
( All amounts rounded to the nearest $1,000)
Revenues

The Company’s revenues for the three months ended June 30, 2009 were $1,303,000 compared to $292,000 for the comparable prior year period. The increase in revenues was due to the increase in both sales of Systems and parts and license and service fees.

Sales of Systems and parts increased by $794,000 (360%) to $1,014,000 for the three months ended June 30, 2009 as compared to $220,000 for the three months ended June 30, 2008 principally due to the placement of additional Systems at existing international customers.

License and service fees increased by $216,000 (300%) to $288,000 for the three months ended June 30, 2009 as compared to $72,000 for the three months ended June 30, 2008 due to the placement of Systems at new and existing casino customers.

Cost of Products Sold

For the three months ended June 30, 2009, cost of products sold increased $270,000 (270%) to $370,000 as compared to $100,000 for the three months ended June 30, 2008 due to the placement of additional Systems at existing international customers. Gross margins were 64% for the three months ended June 30, 2009 compared with 55% for the three months ended June 30, 2008. The increase in gross margin for the three months ended June 30, 2009 was principally due to lower selling costs.

Operating Expenses

Operating expenses decreased by $94,000 to $131,000 for the three months ended June 30, 2009, from $225,000 for the three months ended June 30, 2008.  This decrease was primarily the result of lower System design costs due to the maturing of the System design.

Research and Development Expenses

Research and development expenses decreased by $129,000 to $300,000 for the three months ended June 30, 2009, from $429,000 for the three months ended June 30, 2008. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $9,000 to $555,000 for the three months ended June 30, 2009, from $546,000 for the three months ended June 30, 2008.  This increase was primarily due to higher regulatory fees, compliance costs  and  collection reserves partly offset by the absence of Merger expenses, lower insurance costs  and lower staffing costs.

Depreciation and Amortization

Depreciation and amortization increased by $ 62,000 to $294,000 for the three months ended June 30, 2009 from $232,000 for the three months ended June 30, 2008. This increase was primarily related to the installation of Systems during 2008 and 2009 and the upgrading of Systems in 2009.

Net Interest Expense

Net interest expense increased by $66,000 to $312,000 for the three months ended June 30, 2009 from $246,000 for the three months ended June 30, 2008. This change was the result of the issuance of notes and related warrants during 2008 of $4,000,000, which was partly offset by interest income from the investment of cash balances.

Change in Value of Warrants

In June 2008, the Financial Accounting Standards Board finalized Emerging Issues Task Force (“EITF”) No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. The outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  We estimated the fair value of these liabilities as of March 31, 2009 to be $110,000. The fair value of these liabilities was $1,000 at June 30, 2009. The $109,000 change in fair value is reported in our consolidated statement of operations as a “Change in value of warrants”.

 Other Expense

The Company receives payment in Euros  for certain license fees and sales revenues from some international customers. Other expense represents foreign exchange transaction costs of conversion of Euros to US dollars.

Six Months Ended June 30, 2009  Compared to Six  Months Ended June 30, 2008

Revenue

The Company’s revenues for the six months ended June 30, 2009 were $1,987,000 compared to $606,000 for the comparable prior year period. The increase in revenues was due to the sale of Systems in the current period  to international customers and  commencement of new System installations.

Cost of Products Sold

For the six months ended June 30, 2009, cost of products sold increased $358,000 to $553,000 from $195,000 for the six months ended June 30, 2008. This increase was due to the sale of  Systems to  international customers. Gross margins were 61% for the six months ended June 30, 2009 compared with 58% for the six months ended June 30, 2008. The increase in gross margin  was principally due to lower selling costs.

Operating Expenses

Operating expenses decreased by $89,000 to $269,000 for the six months ended June 30, 2009, from $358,000 for the six months ended June 30, 2008.  This decrease was primarily the result of lower System design costs due to the maturing of the System design.

Research and Development Expenses

Research and development expenses decreased by $278,000 to $567,000 for the six months ended June 30, 2009, from $845,000 for the six months ended June 30, 2008. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $296,000 to $875,000 for the six months ended June 30, 2009, from $1,171,000 for the six months ended June 30, 2008.  This decrease was primarily the result of the absence of Merger expenses, lower insurance costs  and lower staffing costs partly offset by  higher regulatory fees, compliance costs  and  collection reserves.

Depreciation and Amortization

Depreciation and amortization increased from $377,000 for the six months ended June 30, 2008 to $525,000 for the six months ended June 30, 2009. This increase was primarily related to the placement of the System under contracts and upgrading of Systems.

Change in Value of Warrants

In June 2008, the Financial Accounting Standards Board finalized Emerging Issues Task Force (“EITF”) No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock”. The EITF lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. The outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF. We estimated the fair value of these liabilities as of January 1, 2009 to be $16,000. The fair value of these liabilities was $1,000 at June 30, 2009. The $15,000 change in fair value is reported in our consolidated statement of operations as a “Change in value of warrants”.

Net Interest Expense

Net interest expense increased from $451,000 for the six months ended June 30, 2008 to $620,000 for the six months ended June 30, 2009. This change was the result of the issuance of notes payable and related warrants during 2008 of $4,000,000.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans and issuances of common stock.

For the six months ended June 30, 2009, we incurred a net loss of $1,423,000 and used $1,418,000 of cash in operating activities. At June 30, 2009, we had an accumulated deficit of $13,301,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute the System and successfully market it to more casinos and card clubs.

Our current cash requirements are approximately $220,000 to $275,000 per month, principally for salaries, professional services, marketing, office expenses and the purchase of the hardware components for the System.

Based on our cash flow projections and anticipated revenues, we believe we will be able to support our operations for the foreseeable future. However, if sales of the System do not meet, or our expenses exceed, our projections, we may need to raise additional funds through an offering of securities or a credit facility and refinance our long-term debt that matures in the next twelve months. If that becomes necessary, there is no assurance that such financing and refinancing would be available to us, particularly during this economic recession and severe downturn in the gaming industry. If we need additional funding and refinancing and are unable to obtain it, our financial condition would be adversely affected. We have received assurance from a major stockholder to support our operations for 2009 should such support become necessary.

In addition, our ability to sell or lease the System on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available at all, or on reasonable terms. Our inability to obtain such financing on terms that allow us to lease the System profitably would hamper our ability to distribute the System on a large scale.

Off-Balance Sheet Arrangements

As of June 30, 2009, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute the System and successfully market it to more casinos and card clubs. The Company believes it will be able to support its operations for the foreseeable future. However, if sales of the System do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility and refinance our long-term debt that matures in the next twelve months. If that becomes necessary, there is no assurance that the Company would be able to obtain such funding  on reasonable terms and feasible terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has received assurance from a major stockholder to support its operations for 2009 should such support become necessary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management  is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of June 30, 2009, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.     Defaults upon Senior Securities
None

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on May 21, 2009 to elect our three -member  board of directors.  The voting results were as follows:

Election of Directors	For	Withheld
Brian Haveson	2,685,814	0
Donald Caldwell	2,685,814	0
Frederick Tecce	2,685,814	0

Item 5.     Other Information
None

Item 6.      Exhibits
EXHIBIT NUMBER	EXHIBIT DESCRIPTION

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	Lightning Gaming, Inc.
By: /s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director