Form 10-Q
period 2009-09-30
Lightning Gaming, Inc.
filed 2009-11-13
CIK 1392545

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,647,474 common shares as of  November 10, 2009

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:

1	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (audited);
2	Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008;
3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash	$1,069,155	$2,429,493
Accounts receivable, net	235,070	68,518
Inventory	870,520	824,268
Prepaid expenses	48,949	211,868
Total Current Assets	2,223,694	3,534,147

Property, Plant and Equipment, net	1,299,872	1,488,541

Other Assets	112,136	143,094
Intangible Assets, net	204,625	144,567

Total Assets	$3,840,327	$5,310,349

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long term debt	$3,012,968	$15,879
Accounts payable	396,085	538,512
Accrued interest	542,517	-
Accrued expenses	874,000	813,544
Total Current Liabilities	4,825,570	1,367,935

Long Term Debt
Long term debt	9,448,532	12,290,831
Accrued interest and other long term liabilities	1,602,272	1,250,765
Fair value of warrants	179,859	-
Total Long Term Liabilities	11,230,663	13,541,596

Commitments

Stockholders' Deficit
PreferPreferred stock: $0.001 par value; authorized 10,000,000 shares, no shares issued and outstanding issu	-	-
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,655,285 shares issued and 4,647,474 outstanding at September 30, 2009 and December 31, 2008	4,656	4,656

Additional paid in capital	2,353,108	3,174,647
Accumulated deficit	(14,565,859)	(12,770,674)
Treasury stock, 7,811 shares at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(12,215,906)	(9,599,182)

Total Liabilities and Stockholders’ Deficit	$3,840,327	$5,310,349
See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2009 and 2008
	Three Months Ended
	September 30,
	2009	2008

Revenues
Sales of gaming products and parts	$130,220	$602,775
License and service fees	216,875	130,970
Total revenues	347,095	733,745

Costs and operating expenses
Cost of products sold	75,995	311,736
Operating expenses	134,570	52,992
Research and development	301,225	291,871
Selling, general & administrative expenses	403,715	387,684
Depreciation and amortization, including impairment charges	234,360	447,469
Total costs and operating expenses	1,149,865	1,491,752

Operating loss	(802,770)	(758,007)

Non-operating expense
Net interest expense	(296,979)	(291,553)
Change in value of warrants	(178,859)	-
Other income (expense)	13,625	(2,809)
Net loss	$(1,264,983)	$(1,052,369)
Net loss per common share-basic and diluted	$(0.27)	$(0.23)
Weighted average common shares outstanding- basic and diluted	4,647,474	4,636,974

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2009 and 2008
	Nine Months Ended
	September 30,
	2009	2008

Revenues
Sales of gaming products and parts	$1,530,020	$1,065,067
License and service fees	804,215	275,096
Total revenues	2,334,235	1,340,163

Costs and operating expenses
Cost of products sold	629,456	507,025
Operating expenses	404,041	410,987
Research and development	868,436	1,136,962
Selling, general & administrative expenses	1,279,074	1,558,355
Depreciation and amortization, including impairment charges	759,644	824,036
Total costs and operating expenses	3,940,651	4,437,365

Operating loss	(1,606,416)	(3,097,202)

Non-operating expense
Net interest expense	(916,866)	(742,458)
Change in value of warrants	(163,965)	-
Other expense	(1,178)	(5,654)
Net loss	$(2,688,425)	$(3,845,314)
Net loss per common share-basic and diluted	$(0.58)	$(0.83)
Weighted average common shares outstanding- basic and diluted	4,647,474	4,642,181

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008

NET CASH USED IN OPERATING ACTIVITES	$(1,405,058)	$(2,174,308)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(651,056)	(1,336,711)
Increase in intangible and other assets	(194,780)	(136,251)
Proceeds from sale of equipment	903,034	356,162

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	57,198	(1,116,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease	(12,478)	-
Proceeds from issuance of debt	-	4,084,927
Proceeds from issuance of common stock	-	4,200
Purchase of treasury stock	-	(7,811)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,478)	4,081,316

NET INCREASE (DECREASE) IN CASH	(1,360,338)	790,208

CASH - Beginning of period	2,429,493	2,638,266

CASH - End of period	$1,069,155	$3,428,474

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$4,136	$1,679
Non cash financing activities:
Issuance of capital stock warrants in connection with notes payable	$-	$221,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2009

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

Lightning Poker was formed to manufacture and market gaming products  to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market. The major product to date is a fully automated, proprietary electronic poker table  (the “System”).  The System is designed to improve economics for casino operators while improving overall player experience.

In the quarter ended September 30, 2009 the Company commenced the design, manufacture, marketing , sale and operation of video and reel spinning gaming machines to customers in  various legalized gaming   jurisdictions. The current product is the Video Scrabble bonus slot machine.

The Company routinely enters into license agreements for the use of intellectual properties and technologies in its products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on April 8, 2009 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2008 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at September 30, 2009 and December 31, 2008 was $110,400 and $10,000, respectively.

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute the System  and  gaming machines and successfully market our products  to more casinos and card clubs. The Company believes it will be able to support its operations for the foreseeable future.

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)
Basis of Presentation (Continued)

However, if sales of its products do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing on reasonable and feasible terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has received assurance from a major stockholder to support its operations for 2009 should such support become necessary.

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

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)
Basis of Presentation (Continued)

         In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”)  No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FASB concluded in this EITF that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. This  EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. The Company adopted  EITF No. 03-6-1 and it did not  have any effect on the Company's results of operations, financial condition, or cash flows.

     Effective January 1, 2009 we adopted the provisions of EITF  No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF No. 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF No. 07-05, our outstanding warrants exercisable for 7,009,145 shares, previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have a weighted average exercise price of $1.70 per share and a weighted average remaining life of 3 years. As such, effective January 1, 2009 we reclassified the fair value of these  warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $909,000 to beginning retained earnings and $16,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these warrants increased  to $180,000 as of September 30, 2009. As such, we recognized a loss from the change in fair value of these warrants for the three months and  nine months ended September 30, 2009 of  approximately $179,000 and $164,000, respectively.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)

        These warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	2.8	3.6
Risk-free interest rate	3.31%	2.24%
Expected volatility	48%	40%

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

  In June 2009, the FASB issued SFAS No. 168, the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 names the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative GAAP by providing the authoritative literature in a topically organized structure.  The ASC reduces the GAAP hierarchy to two levels, one that is authoritative and one that is not.  The ASC is not intended to change GAAP or any requirements of the SEC.  The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)
Recent Accounting Pronouncements (Continued)

    In October 2009, the FASB issued ASU 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASC 470-20”). ASC 470-20 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. ASC 470-20 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We plan to adopt ASC 470-20 effective January 1,2011  and we do not expect it to have a material impact on our financial position or results of operations.

    In October 2009, the FASB issued Accounting Standards Update ("FASB ASU") No. 2009-14, "Certain Revenue Arrangements That Include Software Elements -- a consensus of the FASB Emerging Issues Task Force," that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in FASB ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. FASB ASU No. 09-14 also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, we must elect the same transition method for this guidance as that chosen for FASB ASU No. 2009-13. We are currently evaluating the impact FASB ASU No. 09-14 will have on our consolidated financial statements.

Note 2.   Inventory

Inventory consists of the following:

	September 30, 2009	December 31, 2008
Finished systems	$148,216	$246,609
Raw materials and work in process	722,304	577,659
Inventory	$870,520	$824,268

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 3.   Property and Equipment

Property and equipment consist of the following:

	September 30, 2009	December 31, 2008
Equipment, principally Systems	$2,673,574	$2,474,113
Furniture and fixtures	41,998	43,426
Property, plant and equipment	2,715,572	2,517,539
Less accumulated depreciation	(1,415,700)	(1,028,998)
Property, plant and equipment, net	$1,299,872	$1,488,541

Note 4.   Intangible Assets

Intangible assets consist of the following:

	September 30, 2009	December 31, 2008
Non-compete agreement	$167,052	$167,052
Purchased licenses and software	264,963	74,964
Total intangibles	432,015	242,016
Less accumulated amortization	(227,390)	(97,449)
Intangible assets, net	$204,625	$144,567

The weighted average amortization period for the non-compete agreement acquired in 2007 is 2 years.  The software licenses acquired in 2009 and 2008 are being amortized over 3 years.

Note 5.   Debt

Long Term Debt consists of the following:

	September 30, 2009	December 31, 2008

Capital Lease obligation interest at 7.5% payable monthly through March, 2013	$68,443	$80,921
Notes Payable 8% interest due 2010	3,000,000	8,500,000
Notes Payable 8% interest due 2011	9,500,000	4,000,000
Total long term debt	12,568,443	12,580,921
Less: current maturities	(3,012,968)	(15,879)
Less: unamortized fair market value of warrants	(106,943)	(274,211)
Total long term debt	$9,448,532	$12,290,831

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

                In accordance with the loans obtained by the Company, the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through June 2013 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation. Expense recognized for the three months ended September 30, 2009 and September 30,2008 and nine months ended September 30, 2009 and September 30,2008 related  to these warrants was  $45,232, $62,229, $167,267  and $194,575, respectively, and was included in interest expense.

Certain notes in the amount of $5,500,000 and related accrued interest of $713,014 at September 30, 2009 are convertible, at the discretion of the lender into shares of the Company’s common stock at the per-share purchase price of common stock in the next equity financing.

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

At September 30, 2009, the Company had total  license fee commitments and advances  made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,425,000
Adv Advances made	(75,000)

Pote Potential future payments	$1,350,000

As of September 30, 2009, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
201 2010	$150,000
201 2011	300,000
201 2012	400,000
201 2013	500,000
To Total	$1,350,000

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

     As required by GAAP, stock options granted  are accounted for under SFAS No. 123R, “Share Based Payments”, and its related interpretations.  Accordingly, compensation costs  recognized for the three months ended September 30, 2009 and September  30, 2008 and nine  months ended September 30, 2009 and September  30, 2008 were $30,772, $21,226, $87,594 and $90,839, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

A summary of option transactions in 2009 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2008	1,813,200	$1.68
Options granted	675,000	$.42
Options exercised	-	$-
Options cancelled	-	$-
Options outstanding at September 30, 2009	2,488,200	$1.34
Options available for grant under the Stock Plan at September 30, 2009	124,000

Included in the options outstanding at September 30, 2009 and December 31, 2008 are options for 115,200 shares granted outside the Stock Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

     Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

     The following table summarizes information with respect to stock options outstanding at September 30, 2009:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,488,200	6.4	$1.34	-	962,200	5.6	$1.47	-

The following table summarizes information with respect to stock options outstanding at December 31, 2008:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,813,200	6.4	$1.68	-	810,200	6.3	$1.18	-

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)
Stock Options (Continued)

As of September 30, 2009, there was approximately $350,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 3.7 years.

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

The following table is a summary of the Company’s warrant activity for the nine months ended September 30, 2009:

Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2008	7,009,145	$1.70
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled	-	$-
Warrants outstanding at September 30, 2009	7,009,145	$1.70

The following table summarizes information with respect to warrants outstanding at September 30, 2009:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	2.8	$1.70	-	7,009,145	$1.70	-

The following table summarizes information with respect to warrants outstanding at December 31, 2008:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	3.6	$1.70	-	7,009,145	$1.70	-

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

    As of September 30, 2009, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $11,200,000, which expire at various times through 2029.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any tax carryforward benefits in the financial statements.

Note 9. Related Party Transactions

During 2006, 2007 and 2008 the Company borrowed $7,500,000 under various loan agreements (the “CI II Loans”) with The Co Investment Fund II LP (“CI II”). CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and beneficially owns more than 5% of the Company’s outstanding common stock. Donald Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic  and  Frederick Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with the CI II Loans, the Company issued to CI II warrants to purchase 4,401,385 shares of common stock. The aggregate fair market value of the warrants at the respective times the Company issued them was $791,205. In addition, principal and interest on certain notes in the amount of $6,213,014 at September 30, 2009 are convertible into shares of common stock at the offering price of the next equity offering. During the three months ended September 30, 2009 and 2008 and the nine  months ended September 30, 2009 and 2008 , interest on the CI II Loans amounted to $150,000, $150,000, $450,000  and $370,000, respectively . During 2009 and 2008, we made no principal payments on the CI II Loans.  As of September 30, 2009, the aggregate outstanding principal amount of the CI II Loans was $7,500,000.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 10.   Subsequent Events

We considered all material events through November 13, 2009 and determined there were no reportable matters.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance our long- term debt that will become due in the next twelve months, and may also adversely affect the ability of our customers to purchase our product and services; interest rates; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

        The information contained in this section has been derived from our financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

Overview

On January 29, 2008, Lightning Gaming, Inc. (the “Company”) acquired Lightning Poker, Inc. (“Lightning Poker”) in a merger (the “Merger”), under which Lightning Poker became a wholly-owned subsidiary of the Company, the stockholders of Lightning Poker became the Company’s stockholders with the same percentage ownership interests in the Company  as they had in Lightning Poker prior to the Merger, all of the Company's previously outstanding stock was canceled with no obligation on the part of the Company for the payment of any consideration, and the Company ceased being a shell company.

  Exchange Act reports for periods ending after the date of the Merger are presented on a consolidated basis, reflecting the Company’s ownership of Lightning Poker.

Lightning Poker was formed to develop and market gaming products  to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market. The major product to date is a fully automated, proprietary electronic poker table  (the “System”). The System provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide.   The System is designed to increase revenue and security while helping to reduce the labor costs associated with poker play.  The System enables up to ten players to make their wagers and game decisions via individual touch- screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. The System achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per- hand fee collected by the operator commensurately.   The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. The System has an added benefit of eliminating mistakes by the dealer or the player, and it eliminates the need to tip the dealer.   The System also provides an opportunity to present information about the game to the players via individual player screens and via the common center monitor.

The System has received Gaming Laboratories Incorporated certification for a casino version of Texas Holdem, Omaha, cash, and single table tournament poker, which the Company needs in order to install the System in certain jurisdictions.

The Company has developed and has received Gaming Laboratories Incorporated certification for a casino version of Video Scrabble.  Video Scrabble is a bonus slot machine that engages players with a simple two-draw game play.  The object of the game is to score the highest possible word value using the official SCRABBLE tournament word list.  The highest value word is calculated and compared to a paytable to calculate the win.  A bonus is initiated when the player uses all seven letters and scores on the paytable. Video SCRABBLE does not require spelling or vocabulary as the game will instantly reassemble drawn letters to form the highest possible word score and will automatically provide word definitions, thereby adding an enjoyable learning aspect to the game.

A SCRABBLE bonus occurs when a player uses all seven letters that score in the paytable.  The bonus consists of a partially completed SCRABBLE board that is displayed on a secondary screen. The player will automatically get one draw of seven letter tiles that will be sorted into the best word score in the board above.  Word scores from the bonus board are calculated into credits.   If all seven letter tiles are used the player will win an additional 50 points.  Video Scrabble is available as a five coin game.

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

We believe that the use of brand name intellectual property will contribute to the appeal and success of our gaming  machines and that our future ability to license, acquire or develop new brand names is important  to our success.

We plan to sell our gaming products in various legal gaming  jurisdictions worldwide. The manufacture  and distribution of gaming equipment and related software are subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.  We will continue to devote resources to  obtain all necessary approvals to manufacture and distribute our gaming products.

 We have a history of losses since the Company’s inception. We incurred a net loss of $2,688,425 in the nine months ended September 30, 2009.

Three Months Ended September 30, 2009  Compared to Three  Months Ended September 30, 2008

( All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2009 were $347,000 compared to $734,000 for the comparable prior year period. The decrease  in revenues was principally due to the absence of  sales of Systems and parts,  partly offset by a  sale of the Video Scrabble gaming machines and an increase in  license and service fees as additional Systems were placed under licensing agreements .

Sales of gaming products and parts decreased by $473,000 (78%) to $130,000 for the three months ended September 30, 2009 as compared to $603,000 for the three months ended September  30, 2008 principally due to the placement of additional Systems at existing international customers in 2008.

License and service fees increased by $86,000 (66%) to $217,000 for the three months ended September 30, 2009 as compared to $131,000 for the three months ended September 30, 2008 due to the placement of Systems at new and existing casino customers.

Cost of Products Sold

For the three months ended September 30, 2009, cost of products sold decreased $236,000 (76%) to $76,000 as compared to $312,000 for the three months ended September 30, 2008 due to the absence of System placements. Gross margins were 42% for the three months ended September 30, 2009 compared with 48% for the three months ended September 30, 2008. The decrease  in gross margin for the three months ended September 30, 2009 was principally due to lower selling price.

 Operating Expenses

Operating expenses increased by $82,000 to $135,000 for the three months ended September 30, 2009, from $53,000 for the three months ended September 30, 2008.  This increase was primarily the result of lower System assembly activity.

Research and Development Expenses

Research and development expenses increased by $9,000 to $301,000 for the three months ended September 30, 2009, from $292,000 for the three months ended September 30, 2008. Research and development expenses are primarily related to the development of the System and gaming equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $16,000 to $404,000 for the three months ended September 30, 2009, from $388,000 for the three months ended September 30, 2008.  This increase was primarily due to higher regulatory fees, compliance costs and collection reserves partly offset by lower insurance costs  and lower staffing costs.

Depreciation and Amortization

Depreciation and amortization decreased by $ 213,000 to $234,000 for the three months ended September 30, 2009 from $447,000 for the three months ended September 30, 2008. This decrease was primarily related to the impairment charge in 2008 partly offset by the installation of Systems during 2008 and 2009 and the upgrading of Systems in 2009.

Net Interest Expense

Net interest expense increased by $5,000 to $297,000 for the three months ended September 30, 2009 from $292,000 for the three months ended September 30, 2008. This change was the result of lower interest rates earned on  the investment of cash balances and lower investable cash balances

Change in Value of Warrants

In June 2008, the FASB finalized Emerging Issues Task Force (“EITF”) No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if a company's equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. The outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  We estimated the fair value of these liabilities as of June 30, 2009 to be $1,000. The fair value of these liabilities was $180,000 at September 30, 2009. The $179,000 change in fair value is reported in our consolidated statement of operations as a “Change in value of warrants”.

 Other Income ( Expense)

The Company receives payment in Euros for certain license fees and sales revenues from some international customers. Other income (expense) represents the improvement of the Euro/US dollar  foreign exchange rate.

Nine months Ended September 30, 2009  Compared to Nine  Months Ended September 30, 2008

Revenue

The Company’s revenues for the nine months ended September 30, 2009 were $2,334,000 compared to $1,340,000 for the comparable prior year period. The increase in revenues was due to the sale of Systems in the current period  to international customers, a sale of the Video Scrabble machines and  commencement of new System installations.

 Cost of Products Sold

For the nine months ended September 30, 2009, cost of products sold increased $122,000 to $629,000 from $507,000 for the nine months ended September 30, 2008. This increase was due to the sale of  Systems to  international customers. Gross margins were 59% for the nine months ended September 30, 2009 compared with 52% for the nine months ended September 30, 2008. The increase in gross margin  was principally due to lower selling costs.

Operating Expenses

Operating expenses decreased by $7,000 to $404,000 for the nine months ended September 30, 2009, from $411,000 for the nine months ended September 30, 2008.  This decrease was primarily the result of lower System design costs due to the maturing of the System design partly offset by lower System assembly activity.

Research and Development Expenses

Research and development expenses decreased by $269,000 to $868,000 for the nine months ended September 30, 2009, from $1,137,000 for the nine months ended September 30, 2008. Research and development expenses are primarily related to lower System  development  costs  partly offset by development of our new Video Scrabble gaming product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $279,000 to $1,279,000 for the nine months ended September 30, 2009, from $1,558,000 for the nine months ended September 30, 2008.  This decrease was primarily the result of the absence of Merger expenses, lower insurance costs and lower staffing costs partly offset by  higher regulatory fees, compliance costs  and  collection reserves.

Depreciation and Amortization

Depreciation and amortization decreased from $824,000 for the nine months ended September 30, 2008 to $760,000 for the nine months ended September 30, 2009. This decrease was primarily related to the impairment charge in 2008 partly offset  by the depreciation of  Systems placed under contracts and  amortization of brand licenses.

Net Interest Expense

Net interest expense increased from $742,000 for the nine months ended September 30, 2008 to $917,000 for the nine months ended September 30, 2009. This change was the result of the issuance of notes payable and related warrants during 2008 of $4,000,000 and lower interest earning on lower investable cash balances.

Change in Value of Warrants

In June 2008, the FASB finalized EITF No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if a company's equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. The outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 as a result of this EITF.  We estimated the fair value of these liabilities as of January 1, 2009 to be $16,000. The fair value of these liabilities was $180,000 at September 30, 2009. The $164,000 change in fair value is reported in our consolidated statement of operations as a “Change in value of warrants”.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans and issuances of common stock.

For the nine months ended September 30, 2009, we incurred a net loss of $2,688,000 and used $1,405,000 of cash in operating activities. At September 30, 2009, we had an accumulated deficit of $14,566,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute the System  and  Video Scrabble product and successfully market our products  to more casinos and card clubs.

Our current cash requirements are approximately $220,000 to $275,000 per month, principally for salaries, professional services, marketing, office expenses and the purchase of the hardware components for the System and the Video Scrabble  product.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. The Company believes it will be able to support its operations for the foreseeable future. However, if sales of our products do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility and refinance our long-term debt that matures in the next twelve months. If that becomes necessary, there is no assurance that the Company would be able to obtain such funding  on reasonable terms and feasible terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has received assurance from a major stockholder to support its operations for 2009 should such support become necessary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management  is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of September 30, 2009, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.     Defaults upon Senior Securities
None

Item 4.     Submission of Matters to a Vote of Security Holders
None

Item 5.     Other Information
None

Item 6.      Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

10.1*	Amendment to Loan Agreements dated September 10, 2009, between Lightning Poker and The Co-Investment Fund II, L.P. (see exhibit 99.1 to Form 8-K filed September 15, 2009)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

* This document is incorporated by reference as an exhibit hereto. Following the description of such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC to which there have been no amendments or changes. The SEC File No. for such filing is 000-52575.

SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2009	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director