Form 10-K
period 2009-12-31
Lightning Gaming, Inc.
filed 2010-03-31
CIK 1392545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.   20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-52575

Lightning Gaming, Inc.
(Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	20-8583866 (I.R.S. Employer Identification No.)
23 Creek Circle Boothwyn, PA (Address of principal executive offices)	19061 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this F o rm 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐       No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $690,000  based on the valuation determined by the board of directors when it set the exercise price of stock options on June 29, 2009.

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of March 19, 2010 was 4,652,474.

The number of shares of the registrant’s Series A Nonvoting Capital Stock, par value $0.001 per share, outstanding as of March 19, 2010 was 500,000.

.

PART I

Item 1.	Business.

On January 29, 2008, Lightning Gaming, Inc. (formerly known as  Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the "Merger") with Lightning Poker, Inc. (“Lightning Poker”). As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company and each share of common stock of Lightning Poker outstanding immediately prior to the Merger was converted into the right to receive one share of the Company's common stock. As a result, the former stockholders of Lightning Poker received an aggregate of 4,644,785 shares of the Company's common stock. In addition, all of the Company's previously outstanding stock was canceled with no obligation on the Company's part for the payment of any consideration. Consequently, the Merger resulted in the former stockholders of Lightning Poker having the same percentage ownership interests in the Company as they had in Lightning Poker prior to the Merger.

The Merger was accounted for as a recapitalization of Lightning Poker. For financial accounting purposes, the accompanying financial statements, identified as Lightning Gaming, Inc. and Subsidiaries, represent the historical accounts and operations of Lightning Poker. The accounts of Lightning Gaming at January 29, 2008 were not material.

The Company was incorporated in Nevada on March 1, 2007.  Prior to the Merger, it was a "shell company," had no operations or employees (other than its officer Brian Haveson and his predecessor) and owned no property.  Its executive offices are located at 23 Creek Circle, Boothwyn, Pennsylvania 19061.

Lightning Poker was incorporated in Pennsylvania in 2005 under the name Pokermatic, Inc. and succeeded to the business of Pokermatic, LLC, a Pennsylvania limited liability company formed in 2004. As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company. Lightning Poker is an early stage company which manufactures and markets gaming products   to casinos, card rooms, cruise ships, other gaming and lottery venues, bars and restaurants and the home market.  The following discussion of the Company’s business includes the business of Lightning Poker.

Products

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

As of March 1, 2010, we have sold or leased 110 Systems to domestic and international casinos and card rooms.

In the quarter ended September 30, 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel- spinning gaming machines to customers in various gaming jurisdictions. The current products are (i) a Video Scrabble bonus slot machine, (ii)  a  multi-rack slot machine and (iii) a  spinning reel slot machine.

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics and engaging games, and our games incorporate secondary bonus rounds. Currently our games are based on the licensed, well-recognized brand ScrabbleTM and the cartoon character Popeye and his related family of characters. Substantially all of our gaming machines utilize technologies and intellectual property licensed from third parties.

In fiscal 2009 we began to expand the scope of our product offerings and embarked on an initiative to market our game offerings to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines.  We currently have 18 Video Scrabble games placed in a casino in Connecticut and one in California and have placed four Video Scrabble games on a  cruise ship. We are working to secure licensing approval to place our games and System in a number of new jurisdictions across North America.  The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency.

In addition, we have to date, secured licensing to offer our System in 11 jurisdictions.  We expect to be licensed in several additional markets during fiscal 2010 and in more jurisdictions over the next several years.  We believe that we will successfully deliver games and the System to new markets throughout fiscal 2010 and beyond.

Distribution

Our System is distributed to casinos and other legal gaming venues through a distribution agreement with Shuffle Master, Inc. (“Shuffle Master”). We expect to sell or lease the System directly to other customers, such as bars and restaurants and consumers who are not covered by our distribution agreement with Shuffle Master.

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

Our slot machines are marketed in North America by our employees. We plan to distribute our slot machines internationally through licensed distributors.

Revenue Models

We have four different revenue models for the products that we offer to our customers depending on each individual situation:

·	Customer lease model
·	Outright sale model
·	Revenue sharing model
·	Sale/ license model

We offer a lease program to some of our customers whereby we receive a monthly lease payment and amortize the operating expenses over the term of the lease.  Typical lease agreements involve a month-to-month term. In an outright sale of our System or slot machine, we receive cash for the entire purchase amount.  All operating expenses are booked as they are incurred.  We will typically use this model in situations where there is a strong customer preference for an outright purchase or in situations where leasing to a customer may be impractical due to geographic or financial reasons.  Our third model is a revenue sharing model, where we place our System or slot machine on the floor of the casino or card room and participate in a portion of the revenue generated by the System or slot machine.  Typical revenue sharing agreements involve a month-to-month term and certain agreements provide for a minimum and maximum monthly payment. Our fourth model combines the sale and lease models whereby we sell the equipment and enter into a three year license agreement with the customer to use our software.

We offer our System customers both a service and software support agreement. Our service agreement provides for repair or replacement of System component hardware at a monthly rate of $500.  Our software support agreement provides for telephone support during the customer’s hours of operation and is also priced at $500 per month.  Shuffle Master receives the revenue from the service contracts with casinos and legal gaming venues, and we expect to receive the revenue generated from all software support agreements as well as service agreements with customers in the bar/restaurant and home markets.

Manufacture of Products

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

Cabinets for our slot machines are produced by a third party manufacturer.  Generally, we load our gaming software into the cabinets and test the game at our Boothwyn, Pennsylvania facility.

Competition

The gaming machine market is highly competitive and is characterized by the continuous introduction of new games and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

●	develop and offer games with higher earnings performance than the games and gaming machines from our competitors;

●	create an expanding and constantly refreshed portfolio of games;

●	identify and develop or obtain rights to commercially marketable intellectual properties;

●	adapt our products for use with new technologies.

●	implement product innovation and reliability;

●	offer mechanical and electronic reliability;

●	generate brand recognition;

●	implement effective marketing and customer support; and

●	offer competitive prices and lease terms.

We estimate that about 25 companies in the world manufacture slot machines for legalized gaming markets. Of these companies, we believe that Aristocrat, Bally Technologies, IGT, Konami Co. Ltd., Lottomatica’s G-Tech Holdings subsidiaries Atronic Casino Technology and Speilo Manufacturing Inc., Multimedia Games, Inc., Novomatic Group of Companies, and WMS have a majority of this worldwide market. In the categories of video gaming machines, we compete with market leader IGT, as well as Aristocrat, Lottomatica’s Atronic Casino Technology subsidiary, Bally Technologies, Franco Gaming Ltd., Konami Co. Ltd., Multimedia Games, Inc., the Novomatic Group of Companies, and Unidesa Gaming and Systems.

Our competitors vary in size from small companies with limited resources to large multi-national corporations with greater financial, marketing and product development resources than ours. The larger competitors have an advantage in being able to spend greater amounts to develop new technologies, games and products that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. We do not currently offer these systems.

The market for electronic gaming devices, such as the System, is mature and characterized by a variety of competitors that create and license proprietary table games. We are currently aware of one GLI-certified direct competitor, PokerTek, Inc. (“PokerTek”), a publicly traded, North Carolina based manufacturer of electronic poker tables.  We compete directly with PokerTek in distribution to tribal and commercial casinos, card rooms, restaurants and amusement facilities.  Other potential competitors include Amaya Gaming Group (formerly Gametronix) and Digideal neither of which is currently GLI-certified.  In addition to pure-play electronic poker table manufacturers, we may encounter competition from major casino operators and distributors that choose to develop their own electronic poker systems.  We anticipate that established manufacturers of gaming devices will have widespread brand recognition, substantially greater resources and marketing capabilities than we have and some,   if not all, of the regulatory approvals that would be required to market and sell their products in our target markets, including target markets in which we have not yet obtained regulatory approval. If we are unable to obtain all the regulatory approvals that we are seeking or if we are unable for other reasons to compete successfully, we may be unable to establish market acceptance for our System, which could prevent us from achieving or sustaining profitability.

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

We routinely enter into license agreements for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

We have entered into a technology agreement with Intuecode for a nonexclusive perpetual license to use its gaming platform/ operating system.

Currently we have entered into exclusive license agreements with Hasbro, Inc. and Mattell, Inc. to use the Scrabble brand in gaming devices and with Hearst Holdings, Inc. for the exclusive worldwide use of POPEYE and associated characters in gaming devices.

Gaming Regulations and Licensing
Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate. We expect it to take 24 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 1, 2010 we are licensed in, have filed or are in the process of filing applications in 36 jurisdictions. Because our System represents a new and innovative technology, it is impossible for us to accurately determine how the various regulatory authorities will view its sale and use, or how long it will take to obtain any required approvals or licenses.

It is possible that the approval of our System and other gaming products will take much longer than we expect or that our System and other gaming products will not be approved in the jurisdictions where we intend to operate, in which case we will be unable to generate revenues in such jurisdictions. The laws and regulations of the jurisdictions in which we intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if our System or our other gaming products are approved at one time, their use may be restricted, conditioned or prohibited in the future.

Some states prohibit playing poker or gambling in any form. We will not sell or distribute our System or our other gaming products in these states.

The following is a brief description of the material regulations that may apply to us in some of the jurisdictions in which we intend to market and sell our products.

If a state requires that the Company, as well as our products, obtain regulatory approval, we will be required to submit detailed financial and operating reports and furnish any other information the state may require. Our officers, directors, certain key employees and any person having a material relationship with us may also have to qualify with the state and obtain a finding of suitability. Our beneficial owners, especially beneficial owners of more than 5% of our outstanding Common Stock, may also be required to obtain a finding of suitability.

 If a gaming authority in any jurisdiction fails to find any of our officers, directors or significant shareholders suitable, we may be prohibited from leasing, licensing or selling our products in that jurisdiction.

A finding of suitability is generally determined based upon a myriad of facts and circumstances surrounding the entity or individual in question and many gaming authorities have broad discretion in determining whether a particular entity or individual is suitable. We are unaware of circumstances that would prevent a gaming authority from finding any of our officers, directors or significant shareholders suitable.

If any of our officers, directors or significant shareholders is not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling our products in that jurisdiction as long as the person in question remained an officer, director, or a significant shareholder. Such an occurrence would likely delay introduction of our products into such jurisdiction or prevent us from introducing our products in such jurisdiction altogether. Depending on how material any such jurisdictions are to our plan of operations, failure to obtain such findings of suitability could have a material adverse affect on our results of operations. In addition, a finding that one of our officers, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

A material state regulator may have the authority to disapprove a change in our officers, directors and key employees. Some corporate transactions, including those that may be advantageous to our shareholders, may require prior approval of various state regulators. These states may also require our products to undergo rigorous testing, a field trial and a determination as to whether our products meet strict technical standards set forth in the applicable state regulations.

The failure to comply with any requirements imposed by state regulators or required by state law could prevent us from selling our products in such state, subject us to criminal and civil penalties, substantial fines and adversely affect our business.

We previously applied for gaming regulatory approvals to sell our System in Nevada.  Due to the current state of the United States economy we have requested the withdrawal of our application without prejudice .

Tribal Casinos

Numerous Native American tribes have become engaged in or have licensed gaming activities on Native American tribal lands as a means of generating revenue for tribal governments. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, and the Indian Gaming Regulatory Act of 1988 (“IGRA”), which includes regulation and oversight by the National Indian Gaming Commission (“NIGC”) and the Secretary of the United States Department of the Interior (“Interior Secretary”). Furthermore, gaming on Native American lands may also be subject to the provisions of statutes relating to contracts with Native American tribes, which are also administered by the Interior Secretary.

The IGRA requires that the tribe and the host state enter into a written agreement called a tribal-state compact, that specifically authorizes Class III gaming. The compact must be approved by the Interior Secretary, with the notice of approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors, principals and shareholders of gaming equipment suppliers. Under the IGRA, tribes are required to regulate gaming on their tribal lands under ordinances approved by the NIGC. These ordinances may impose standards and technical requirements on hardware and software and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors, principals and shareholders.

We have the required licenses to manufacture and distribute our products in the Native American jurisdictions in which we do business.

Under the IGRA we believe that the System is categorized as a Class II gaming device and therefore we may legally use our System, if we are in compliance with all other applicable laws and regulations, in those tribal casinos located in states where poker is either expressly permitted or not expressly prohibited. However, there is no assurance that our belief is correct. Certain tribes may require a legal opinion that the System qualifies as a Class II device, and the casino itself may seek an opinion from the NIGC. Obtaining such legal opinions may be difficult, time consuming and expensive, and although NIGC opinions are advisory in nature, should we receive an adverse opinion from the NIGC, it would impact our ability to sell our System to tribal casinos. It is also possible that a court having jurisdiction or the NIGC could determine that our System is a Class III gaming device, the use of which is only permitted if the compact between the state and the tribe allows Class III gaming. There are substantially fewer tribes that are permitted to conduct Class III gaming than are permitted to conduct Class II gaming and therefore such a ruling would significantly impair our ability to sell or lease our System to tribal casinos.

The United States Department of Justice ("DOJ"), the primary law enforcement entity responsible for enforcing the federal law that restricts or prohibits certain gaming devices and activities, namely the Federal Gambling Devices Act of 1962, which is commonly known as the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act.  We believe the Johnson Act is inapplicable to the use of our System, but it is possible that the DOJ would disagree with our position.  In that event, the DOJ might institute criminal and civil proceedings against us, and a court might rule that the Johnson Act   prohibits the use of our System by tribal casinos unless the tribe and state have entered into an appropriate tribal-state compact.  Any such proceedings could interfere with our ability to obtain regulatory approvals in other jurisdictions.

Additionally, certain tribes require GLI approval for devices such as our System and our other gaming products before the casino will agree to purchase or lease the devices. GLI certification requires meeting certain technical specifications and standards and can be difficult and time consuming. It is possible this process will take longer than we anticipate for a particular jurisdiction, or we may never obtain GLI certification for a particular jurisdiction.

Federal Regulation

We are required to register annually with the Criminal Division of the DOJ in connection with the sale, distribution or operation of gaming equipment. The Johnson Act makes it unlawful, in general, for a person to manufacture, transport or receive gaming machines or components across state lines unless that person has first registered with the U.S. Attorney General. We also have various record-keeping and equipment-identification requirements imposed by this act. Violation of the Johnson Act may result in seizure and forfeiture of the equipment, as well as other penalties.

We believe the Johnson Act is inapplicable to the use of our System.  However, the DOJ has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act, and may disagree with our position on the Johnson Act.

International Regulation

Through our agreement with Shuffle Master, we market our System internationally. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. To market our System in these jurisdictions, our company, our executives and certain shareholders, and the System itself must comply with each country’s applicable regulations.

Research and Development

Our research and development efforts have been historically focused on the development of our System. Our System currently allows players to play limit and no-limit Texas Hold ’em, Omaha, cash, and single table tournament poker and slots.

We currently conduct research and development activities primarily to develop new gaming platforms and content and to add enhancements to our existing product lines.  We believe our ability to deliver differentiated, appealing products and services to the marketplace is based in our research and development investments and we expect to continue to make such investments in the future.  These research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities.

Our research and development expenses were $1,099,870 and $1,400,370 during the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2009 and 2008 revenue from customers outside the United States accounted for approximately $2,274,715 and $1,223,800 or 80% and 83% of revenues, respectively, and five customers and four customers accounted for 63% and 66%, respectively, of  our revenues.  As of December 31, 2009 approximately 28% of our long-lived assets were outside the United States. As of December 31, 2009 and December 31, 3008, five customers and four customers accounted for 71% and 67%, respectively, of our net accounts receivable.

Employees

As of March 1, 2010, we had 20 full-time employees. We also have one consultant that provides legal services and one consultant that provides engineering services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Item 1A .   Risk Factors.

Our business is subject to a variety of risks. The following risk factors could result in a material adverse effect upon our business, financial condition, results of operations, and ability to implement our business plan. Many of these events are outside of our control.

Risks Relating to our Business

We have a limited operating history on which to evaluate our business.

We are an early stage company that has generated only minimal operating revenue. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. We are in the process of developing and testing new game software and new slot machines which may not appeal to customers.  Moreover, given the current decline in revenues that gaming companies are experiencing, they might not choose to take on new gaming products that do not have a proven record of success.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have accumulated losses of $16,044,372 through the year ended December 31, 2009. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products, including our new slot machines. This may be particularly difficult during the current economic recession in which gaming companies are experiencing significant declines in revenues. Moreover, the market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven in part by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and entry into definitive agreements with customers in those jurisdictions. We anticipate increased expenses, losses and cash flow deficits as we seek additional regulatory approvals for our products and market them in various jurisdictions. We may not receive further regulatory approval in any jurisdiction and even if we do, we may not obtain market acceptance in that jurisdiction. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis.  Our failure to do so would adversely affect our business and may require us to raise additional capital, which may be very difficult given the current state of the gaming industry and capital markets. In February, 2010 we obtained additional loans of $2 million. Also, we have recently received assurance from a major stockholder to support our operations for 2010 should such support become necessary.

Our success in the gaming industry depends in large part on our ability to expand into the slot machine market and new geographical markets.  Our expansion into these markets will present new challenges and risks that could adversely affect our business and results of operations.

As we seek to expand into the slot machine market and new geographical markets, we expect to encounter business, legal, operational and regulatory uncertainties similar to those we currently face in our System deployment. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with this expansion. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

Successful growth in new markets may require us to make changes to our products to ensure that they comply with applicable regulatory requirements, and will require us to obtain additional licenses.  Our ability to effect these changes and obtain the required licenses is subject to a great degree of uncertainty and may never be achieved.

Generally, our ability to expand into the slot machine market and enter new geographical markets involves a number of business uncertainties, including:

●	whether our resources and expertise will enable us to effectively operate and grow in such new markets;
●	whether our internal processes and controls will continue to function effectively;
●	whether we have enough experience to accurately predict revenues and expenses in these new markets;
●	whether we will be able to successfully compete against larger companies who dominate the markets that we are trying to enter; and
●	whether we can timely perform under our agreements in these new markets because of other unforeseen obstacles.

If we are unable to keep pace with rapid innovations in new technologies or product design and deployment, or if we are unable to quickly adapt our development and manufacturing processes to compete, our business and results of operations could be negatively impacted.

Our success is dependent on our ability to develop and sell our System and slot machines that are attractive not only to our customers, but also to their customers, the end players.  If our gaming devices do not appeal to customers, or if our gaming devices do not meet or sustain revenue and profitability expectations, our gaming devices may be replaced by our competitors’ devices.  Additionally, we may be unable to enhance existing Systems and slot machines in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve acceptance in new or existing markets. Therefore, our future success depends upon our ability to design and market technologically sophisticated products that meet our customers’ needs regarding, among other things, ease of use and adaptability, and are unique and entertaining such that they achieve high levels of player appeal and sustainability. If we fail to keep pace with our competitors, our business could be adversely affected and a decrease in demand for our System and slot machines could also result in inventory obsolescence charges.

The demands of our customers and the preferences of the end players are continually changing. As a result, there is constant pressure to develop and market new game content and technologically innovative products. As our revenues are heavily dependent on the earning power and life span of our games and because newer game themes tend to have a shorter life span than more traditional game themes, we face increased pressure to design and deploy new and successful game themes to maintain our revenue stream and remain competitive. Our ability to develop new and innovative products could be adversely affected by:

●	the failure of our new gaming products to become popular with end players;
●
a decision by our customers or the gaming industry in general to decline to purchases our new gaming devices or to cancel or return previous orders, content or systems in anticipation of newer technologies;

●	an inability to roll out new games, services or systems on schedule as a result of delays in regulatory product approval in the applicable jurisdictions, or otherwise; and
●	an increase in the popularity of competitors' games.

If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

If we fail to obtain or maintain gaming licenses and regulatory approvals, we will be unable to operate our business and license or sell our products.

The manufacture and distribution of gaming machines are subject to extensive federal, state, local and tribal regulation. Some jurisdictions require licenses, permits and other forms of approval for gaming devices. Most, if not all, jurisdictions also require licenses, permits and documentation of suitability, including evidence of financial stability, for the manufacturers and distributors of such gaming devices and for their officers, directors, major shareholders and key personnel. Our failure to obtain regulatory approval in any jurisdiction will prevent us from distributing our products and generating revenue in that jurisdiction.

Obtaining such approval is a time-consuming and costly process and cannot be assured. Although a manufacturer of gaming devices may pursue entity regulatory approval with regulators of tribal casinos at the same time that it pursues regulatory approval for its gaming devices, states that license commercial casinos, require that a manufacturer obtain entity regulatory approval before seeking approval for gaming devices. In addition, because our System is an innovative product, we expect that some regulatory authorities will be uncertain as to how to classify it. This might result in additional time and expense associated with obtaining regulatory approvals. Even after incurring significant time and expense seeking such regulatory approvals, we may not be able to obtain them.

Based on our understanding of classification under the IGRA, we believe that our System qualifies as a permissible aid to Class II gaming and that tribal casinos in states where poker is expressly permitted or not expressly prohibited (so long as poker is being played somewhere in the state) will be legally entitled to use our System, provided that they otherwise comply with the IGRA, and the regulations of the NIGC and the tribe. However, there is no assurance that our belief is correct. The DOJ, the primary law enforcement entity responsible for enforcing the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act. It is possible that the DOJ will disagree with our view that the Johnson Act is inapplicable to the use of our System.  If so, the DOJ may institute criminal and civil proceedings against us and a court may rule that the Johnson Act prohibits the use of our System by tribal casinos unless the tribe and state have entered into an appropriate tribal-state compact. Any such proceedings could interfere with our ability to obtain regulatory approvals in other jurisdictions.

If we fail to obtain a necessary registration, license, approval or finding of suitability in a given jurisdiction, we would likely be prohibited from distributing our products in that jurisdiction. In addition, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. We may not be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Our failure to obtain in a timely manner regulatory approvals in jurisdictions that are material to us, whether individually or in the aggregate would have a material adverse effect on our net revenue and delay or prevent market acceptance of our products.

If we fail to obtain or maintain gaming licenses and regulatory approvals for our officers, directors and significant shareholders, we might be unable to operate our business and license or sell our products.

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

The primary challenges to entering a market are the need to establish relationships with the owners and operators of casinos and card clubs, the requirements for regulatory approvals, and the development of the necessary technology for our products. We anticipate that our competitors will include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals needed to market and sell automated poker tables or slot machines  in our target markets. Most of these companies have greater financial resources than we have. Therefore, we anticipate that the challenges to entry in our markets would not pose a significant obstacle for such manufacturers if they sought to compete with us.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate. There are many companies who could introduce directly competitive products in the short term that also have established relationships, the potential to develop technology quickly and greater resources than we have. As a result of consolidation among the gaming facilities and the recent cutbacks in spending by facility operators due to the downturn in the economy, the level of competition among providers has increased significantly as the number of potential customers has decreased.  Other members of our industry may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies.

Additionally, our customers compete with other providers of entertainment for their end users’ entertainment budget. Consequently, our customers might not be able to spend new capital on acquiring gaming equipment. Moreover, our customers might reduce their utilization of revenue sharing agreements.

We compete in a single industry which is suffering a severe economic downturn.

We expect to continue to derive substantially all of our revenues from the leasing, licensing, and sale of our products and from providing related maintenance and support services.  The current economic recession in general, and the severe economic downturn in the gaming industry in particular, have weakened the financial condition of many casino operators and may further weaken them, which could result in fewer customers leasing, licensing or purchasing our System or slot machines.

Since 2008, general worldwide economic conditions and the performance of the gaming industry have both declined dramatically.  This has made it difficult for our customers and us to accurately forecast and plan future business activities, and it could cause our domestic and foreign customers to slow or terminate their spending on our lease-, license- and sales-based Systems and could keep us from successfully expanding into the slot machine market.  We cannot predict the full effect or duration of the current recession or the timing or strength of an economic recovery. If the domestic and foreign markets for our Systems and slot machines significantly deteriorate due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

Our failure to obtain any necessary additional financing would have a material adverse effect on our business.

Most of our revenue is derived from leasing our products to customers under operating leases. Until we are able to sell substantially more units of our products, our ability to lease our products to customers on a large scale may require us to obtain additional financing necessary for the manufacture of our products. However, sources of financing for the gaming industry have diminished dramatically during the current economic recession. Our inability to obtain financing on terms that would allow us to lease our products profitably would hamper our ability to distribute the products on a large scale and may therefore delay our ability to obtain significant early market presence as well as market acceptance of our products.

In addition, if our revenue is less than we anticipate or if we incur unforeseen expenses, we may need to seek additional equity or debt financing. Under current economic conditions, it is uncertain whether we could obtain such financing. Even if such financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we need, but are unable to obtain, additional financing we may be unable to develop our products, adequately protect our intellectual property, meet customer demand for our products, withstand adverse operating results, or otherwise accomplish our business objectives. More importantly, if we are unable to obtain further financing when needed, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

The current state of financial markets exposes us to significant risks.

Financial markets world-wide have been experiencing extreme disruption since 2008, including, among other things, extreme volatility in security prices, and severely diminished liquidity and credit availability (especially for the gaming industry).  Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values.  These conditions affect us in various ways.  The current tightening of credit in financial markets generally, and the particularly severe tightening of them for the gaming industry, adversely affect the ability of our customers to obtain financing for purchases and operations and could result in weakened demand for our products and services.  Current economic conditions could also affect our ability to raise funds through debt or equity financing.  Our debt includes approximately $12.5 million maturing in 2011.  If economic conditions do not improve by the respective maturity dates of our debt, we might not be able to refinance them on favorable terms, or at all.  This, in turn, could have a material and adverse effect on us.

Risks that impact our customers may impact us.

If fewer patrons visit our customers’ facilities, if such patrons have less disposable income to spend at our customers’ facilities or if our customers are unwilling or unable to devote resources to purchasing or leasing our products, there could be an adverse effect on our business.  Risks that affect our customers, and thereby affect us indirectly, include, but are not limited to:

●	material adverse conditions that currently exist in gaming markets;
●	global geopolitical events such as terrorist attacks and other acts of war or hostility; and
●	natural disasters such as floods, hurricanes and earthquakes.

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

We are susceptible to intellectual property lawsuits that could cause us to incur substantial costs, pay substantial damages or prohibit us from distributing the System. We have from time to time received correspondence from our principal competitor advising us that it has filed certain patent applications, is aggressively pursuing patent protection for its products, and will aggressively pursue any patent infringers. Whether a product infringes a patent involves complex legal and factual issues, which can be time- consuming and expensive to resolve.  In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in the issuance of patents that our System may infringe. If the System infringes a patent, we could be prevented from distributing the System unless and until we can obtain a license or redesign the System to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in redesigning the System to avoid infringement. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us.

Defects in, and fraudulent manipulation of, our products could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

Our success will depend, in part, on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of our products. Our products are subject to rigorous internal testing, and will be subject to additional testing by regulators in certain gaming jurisdictions. We may not be able to build and maintain products that are free from defects or manipulations and that satisfy these tests. Although we have taken steps to prevent defects and manipulations, our products could suffer such defects and manipulation after they have been widely distributed.

Although we do not believe it is likely, it is possible that an individual could breach the security of a casino or card club, gain access to the server on which the System operates, and fraudulently manipulate its operations. Any such fraudulent manipulation, defects or malfunctions could result in financial losses for our customers and, in turn, termination of leases, cancellation of orders, product returns and diversion of our resources.  Even if our customers do not suffer financial losses, casinos and card clubs may replace the System or slot machine if it does not perform according to expectations. Any of these occurrences could also result in the loss of, or delay in, market acceptance of the System and loss of licenses, leases and sales.

In addition, the occurrence of defects in, or fraudulent manipulation of, our products may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other disciplinary action by regulatory authorities that could include suspension or revocation of our regulatory approvals.

The use of our products  could result in product liability claims that could be expensive and that could damage our reputation and harm our business.

Our business exposes us to the risk of product liability claims. Subject to contractual limitations, we will face financial exposure to product liability claims if our products fail to work properly and causes monetary damage to patrons, casinos or card clubs. In addition, defects in the design or manufacture of our products might require us to recall each product that has been leased. Although we maintain product liability insurance, the coverage limits of policies available to us may not be adequate to cover future claims. If a successful claim is brought against us in excess or outside of our insurance coverage, we may be forced to divert resources from the development of our products, the pursuit of regulatory approvals and other working capital needs in order to satisfy such claims.

The loss of the services of our Chairman and Chief Executive Officer (“CEO”)  or other key employees, or the failure to attract additional key individuals, could materially adversely affect our business.

Our success will depend on retention of key executives who have been instrumental in our development thus far, and on our ability to attract and retain employees to complete the development of enhancements to our products and to market them widely. We seek to compensate and incentivize our executives and other key employees through competitive salaries and equity incentive compensation, but such compensation may not be sufficient to enable us to retain key personnel or hire new personnel.

Our management team’s limited experience in the gaming market could increase costs, hamper our marketing strategies and delay our expansion.

We have not yet demonstrated that we are able to implement our business plan fully or in a timely manner. The limited experience of our management team in the gaming industry and the market for automated game technology could result in increased operating and capital costs, difficulties in executing our operating and marketing strategies and delays in our expansion strategy. Our management team also has limited experience with the process of obtaining the regulatory licenses, certifications and approvals that we will need in order to market and distribute our products in additional jurisdictions. We may not successfully address any or all of the risks posed by this limited experience, and our failure to do so could seriously harm our business and operating results.

We are dependent on our intellectual property  and must ensure we are licensed to use intellectual property  owned by others.

Our competitors have been granted patents covering, among other items, numerous gaming machine features, bonusing techniques and related technologies. If our products use processes or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, in order to continue to develop, manufacture or market our products. We might also be found liable for treble damage claims relating to past use of the patented subject matter if the infringement is found to be willful.

Substantially all of our gaming machines utilize trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain, retain and/or expand licenses for popular intellectual properties in a competitive market. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the games or gaming machines that use the licensed technology or bear the licensed marks.

We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

Our success will depend on the reliability and performance of third party manufacturers and suppliers.

We currently manufacture the System from component parts obtained from third party suppliers, and obtain slot machine cabinets from a third party manufacturer but we expect in the future to retain third parties to complete all phases of manufacturing. If those manufacturers are unable to meet our requirements, we would be significantly hampered in serving our customers and may miss revenue-generating opportunities. We currently obtain the touch screen monitors for the System from a single supplier. While changing suppliers for this component is not impossible, doing so would require significant time and effort on our part and could cause us to miss revenue-generating opportunities until we obtain touch screen monitors from a new supplier. In addition, the supply of the liquid crystal display for the System is uncertain, and we could experience significant backlogs. Our inability to contract with third party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers.

If the network infrastructure of certain casinos in which our products are or will be installed proves unreliable, market acceptance of our products would be materially and adversely affected.

We expect to enter into agreements with operators of casinos and card clubs in more than one location. We anticipate that our agreements with such customers will provide that they are responsible for providing at their expense a dedicated high-speed connection between our products in the various locations operated by them to a remote central server supporting our products. Failures or disruptions of a customer’s dedicated high-speed connection that result in the stoppage of play or in reduced performance of our products could reduce patron gaming experience, adversely affect the casinos’ or card clubs’ satisfaction with automated gaming devices in general and delay or prevent market acceptance of our products.

We are exposed to foreign currency risk.

We are exposed to foreign currency exchange rate risk inherent in our lease and sales commitments, anticipated leases and sales, in foreign jurisdictions, and assets, denominated in Euros.  Fluctuations in the value of the Euro may adversely affect our results of operations, We expect that a significant portion of the volume of our business will continue to be denominated in the Euro and because our financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may ar ise from fluctuations in the Euro exchange rates.

Attitudes and public policies regarding gaming might change, to our detriment.

Although poker in particular and gaming in general have been popular in the United States and abroad, gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change, and they may be affected by changes in the country’s economic, political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of poker or gaming in general, or increased regulation of the gaming industry, either of which could significantly reduce demand.

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

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue those shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of holders of our common stock. For example, those shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.  In February 2010 we allocated 6,000,000 of these shares to a new series of stock titled Series A Nonvoting Capital Stock (“Nonvoting Stock”), which is identical to our common stock except that it is nonvoting, and we issued 500,000 of those shares.  Although we have no present intention to issue any of the remaining shares of Nonvoting Stock or any of the other 4,000,000 shares of Preferred Stock, there is no assurance that we will not do so in the future.

Item   1B.  Unresolved Staff Comments

None.

Item 2. Properties.

We currently lease office and warehouse space of 11,566 square feet located at 23 Creek Circle Boothwyn, PA 19061 at an average rental of $83,665 per year. The lease expires in July 2015. This is currently the location of our principal offices and substantially all of our operations.  The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

Item 3. Legal Proceedings.

None.

PART II
Item 4.  Reserved

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. There is no established public trading market for our common stock and we do not expect such a market to develop in the foreseeable future. Trading in our stock has been minimal and we have no reliable basis for reporting trading prices or bid prices.

Holders of record. On March 19, 2010, there were approximately 76 shareholders of record of our common stock and one shareholder of record of our Nonvoting Stock.  We have no information that indicates the number of beneficial owners  is materially higher.

Dividend policy.   We have never declared or paid cash dividends on our stock. We currently intend to retain any future earnings to finance the growth and development of our business and do not intend to pay any cash dividends on our stock in the foreseeable future. Payment of dividends in the future, if any, will be made at the discretion of our board of directors.  Such decisions will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2009, with respect to our stock option plan under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,333,000	(1)	$1.35	164,000
Equity compensation plans not previously approved by security holders	115,200	(2)	$1.10	-

Total	2,448,200		$1.34	164,000

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

The historical financial information contained in this section has been derived from our financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

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

In the quarter ended September 30, 2009, we commenced the design, manufacture, marketing, sale and operation of video and reel- spinning gaming machines to customers in various gaming jurisdictions. The current products are (i) a Video Scrabble bonus slot machine, (ii) a multi-rack slot machine and (iii) a spinning reel slot machine. We began to expand the scope of our product offerings and embarked on an initiative to market our game offerings to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

We have generated operating revenue, but we have a history of losses since our inception. We incurred a net loss of $4,166,974 in the fiscal year ended December 31, 2009.

We are registered as an approved vendor to distribute our System to casinos, tribal casinos and card rooms located in California, Connecticut, Iowa and New York. We have also placed our System in casinos in the Alberta and British Columbia provinces in Canada, Aruba, Australia, Bulgaria, Columbia, Curacao, Finland, Germany, Guatemala, Lebanon, Macau, Panama, Portugal, Romania, Spain, and the Czech Republic. We must obtain regulatory approvals in many additional jurisdictions, including Nevada, in order to fully effectuate our business plan. We may not receive any such regulatory approvals. We recently withdrew our licensing application in Nevada, without prejudice, due to current economic conditions. Due to these and a variety of other factors, including those described under “Risk Factors” in Item 1A of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to the valuation of equity awards issued. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We generate revenue from leasing our System and slot machines and from providing maintenance and support services to customers that license our System and slot machines.  We sell our Systems and slot machines outright (not including the software which is licensed and not sold) to some customers, with a recurring fee for maintenance. We recognize revenue in accordance with the FASB guidance on software revenue recognition.

We recognize revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our System and slot machines are delivered and our ability to collect is reasonably assured. We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The lease agreements are based on either a fixed monthly price or a pre-determined percentage of the monthly net “rake” revenue collected for each System and daily revenue collected for each slot machine.

If multiple units of our products are included in any one sale or lease agreement, we allocate revenue to each unit based upon its respective fair value against the total contract value and defer revenue recognition on those units where we have not met all requirements of revenue recognition.

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

Capitalized Software

We expense internally-developed software costs in accordance with guidance by the Financial Accounting Standards Board (“FASB”) with respect to research and development costs. Research and development costs relating principally to the design and development of products are expensed as incurred.

Equity-based Compensation

We account for our stock-based employee compensation awards in accordance with FASB issued guidance on transactions in which an entity exchanges its equity instruments for goods or services. The FASB guidance also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. We value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest.

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

	Year ended December 31,	Year ended December 31,
	2009	2008

Weighted average volatility	49%	32.1%
Expected dividends	0	0
Expected term (in years)	10	10
Weighted average risk-free interest rate	3.5%	3.3%

Based on the Black-Scholes model, we recorded $118,407 and $125,941 of compensation expense during the years ended December 31, 2009 and  2008, respectively.

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

In June 2006, the FASB issued guidance that clarifies the accounting for uncertainty in income taxes recognized in financial statements.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation became effective for Lightning Poker beginning in 2007. The adoption by Lightning Poker of the guidance on income taxes did not have any material impact on its results of operations, financial position or cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value  and expands disclosures about fair value measurements. The guidance  established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company adopted the guidance on fair value as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of  the guidance did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including noncontrolling interests, contingent consideration,and certain acquired  contingencies. The guidance on business combinations also requires acquisition –related transaction expenses and restructuring costs be expensed as incurred  rather than capitalized. The guidance also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance  became effective for us on January 1, 2009 and must be applied to business combinations completed on or after that date.

In December 2007, the FASB issued guidance on the accounting and reporting for a noncontrolling interest  in a subsidiary.The guidance  is effective for fiscal years beginning on or after December 15, 2008.  The adoption of the guidance  did not have any effect on our results of operations, financial condition, or cash flows.

In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities. The guidance  requires enhanced disclosures on derivative instruments to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The guidance  is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are not currently the holder of any derivative instruments; thus, adoption of the guidance did not have any effect on our results of operations, financial condition, or cash flows.

In April 2008, the FASB issued guidance on determining  the useful life of intangible assets. The guidance  is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It became effective for our fiscal year that began in January 2009.  The guidance requires the   determination of  the useful life of a recognized intangible asset be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of the guidance  must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The adoption of the guidance did not have any effect on our results of operations, financial condition, or cash flows.

In May 2008, the FASB issued guidance  on accounting for convertible debt instruments that may be settled in cash upon conversion.  The guidance  requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The guidance  is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. It became effective for our fiscal year that began in January 2009.  The adoption of the guidance did not have any effect our consolidated financial statements.

In May 2008, the FASB issued The Hierarchy of Generally Accepted Accounting Principles  ( the” Hierarchy”). The Hierarchy identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements that are presented in conformity with GAAP. The GAAP hierarchy was previously set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . Though the FASB does not expect a change in current practice, the FASB issued the Hierarchy in order for the GAAP hierarchy to reside in the accounting literature established by the FASB. The Hierarchy is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . Any effect of applying the provisions of the hierarchy shall be reported as a change in accounting principle in accordance with  FASB guidance on  accounting changes and error corrections. We are currently reviewing the guidance  to determine its impact on the Company’s financial statements upon adoption.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. The FASB concluded  that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. The guidance  is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. The adoption of the guidance did not have any effect our consolidated financial statements.

Effective January 1, 2009 we adopted the provisions of the FASB guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance  applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the FASB guidance  on accounting for derivative instruments and hedging activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting the guidance , our outstanding warrants exercisable for 7,009,145 shares, previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have a weighted average exercise price of $1.70 per share and a weighted average remaining life of 3 years. As such, effective January 1, 2009 we reclassified the fair value of these  warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $909,000 to beginning retained earnings and $16,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $338,000 as of December 31, 2009. We recognized a net loss from the change in fair value of these warrants for the year ended December 31, 2009 of approximately $307,000.

In accordance with loans obtained by the Company (Note 5), the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through June 2013 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company measures its warrants at fair value. In accordance with the FASB guidance , warrants are classified within Level 3 because they are valued using the Black-Scholes model. Some of the inputs to these valuations are unobservable in the market and are significant.

In May 2009, the FASB issued guidance on  subsequent events.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance  is effective for interim or annual financial periods ending after June 15, 2009. The adoption of  the guidance did not have a material impact on the Company.

In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The guidance  names the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative GAAP by providing the authoritative literature in a topically organized structure.  The ASC reduces the GAAP hierarchy to two levels, one that is authoritative and one that is not.  The ASC is not intended to change GAAP or any requirements of the SEC.  The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The guidance  addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We are currently evaluating the impact the guidance will have on our consoldiated financial statements.

In October 2009, the FASB issued guidance on certain revenue arrangements that include software elements. The guidance  reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the guidance many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The guidance also addresses how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, we must elect the same transition method for this guidance as that chosen for revenue recognition for  multiple-deliverable revenue arrangements . We are currently evaluating the impact the guidance  will have on our consolidated financial statements.

Twelve Months Ended December 31, 2009 Compared to Twelve  Months Ended December 31, 2008

Revenue

The Company’s revenues for the year ended December 31, 2009 were $2,828,000 compared to $1,479,000 for the  prior year. The increase in revenues was due to the sale of Systems in the current period to international customers, a sale of the Video Scrabble machines and commencement of new System and Video Scrabble installations.

Cost of Products Sold

For the year ended December 31, 2009, cost of products sold increased $153,000 to $686,000 from $533,000 for the year ended December 31, 2008. This increase was due to the cost associated with sale of Systems to international customers. Gross margins were 59% for the year ended December 31, 2009 compared with 51% for the year ended December 31, 2008. The increase in gross margin was principally due to lower selling costs.

Operating Expenses

Operating expenses decreased by $192,000 to $559,000 for the year ended December 31, 2009, from $751,000 for the year ended December 31, 2008.  This decrease was primarily the result of lower System design costs due to the maturing of the System design, partly offset by lower System assembly activity and increased commissions on new System installations.

Research and Development Expenses

Research and development expenses decreased by $300,000 to $1,100,000 for the year ended December 31 2009, from $1,400,000 for the year ended December 31, 2008. Research and development expenses are primarily related to lower System development costs, partly offset by development of our new Video Scrabble gaming product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $99,000 to $1,867,000 for the year ended December 31, 2009, from $1,966,000 for the year ended December 31, 2008.  This decrease was primarily the result of the absence of Merger expenses of $136,000, lower insurance costs and lower staffing costs partly offset by higher regulatory fees, compliance costs and collection reserves.

Depreciation and Amortization

Depreciation and amortization decreased from $1,391,000 for the year ended December 31, 2008 to $1,289,000 for the year ended December 31, 2009. This decrease was primarily related to lower depreciation charges as a result of he impairment charge in 2008, partly offset by the depreciation of  Systems placed under contracts and amortization of brand licenses.

Net Interest Expense

Net interest expense increased from $1,009,000 for the year ended December 31, 2008 to $1,188,000 for the year ended December 31, 2009. This change was the result of the issuance of notes payable and related warrants during 2008 of $4,000,000 and lower interest earning on lower investable cash balances.

Change in Value of Warrants

In June 2008, the FASB issued  guidance on determining whether an instrument  is indexed to an entity's own stock. The guidance  lays out a procedure to determine if a company's equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The guidance is effective for fiscal years beginning after December 15, 2008. The outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 in accordance with the guidance.  We estimated the fair value of these liabilities as of January 1, 2009 to be $16,000. The fair value of these liabilities was $338,000 at December 31, 2009. $307,000 of the $322,000 change in fair value is reported in our consolidated statement of operations as a “Change in value of warrants”. The remaining $15,000 was related to the value of new warrants issued in connection with the sale of 500,000 warrants by a lender.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans and from the issuance of our common stock.

For the year ended December 31, 2009, we incurred a net loss of $4,166,936 and used $1,567,955 of cash in operating activities. At December 31, 2009, we had an accumulated deficit of $16,044,372. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current cash requirements are approximately $160,000 to $260,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we will be able to support our operations for the foreseeable future, and we do not expect to have to raise additional capital to fund our operations. However, if revenue from our products do not meet, or our expenses exceed, our projections, we may need to raise additional funds through a public or private offering of securities or a credit facility. If that becomes necessary, there is no assurance that such financing would be available to us, particularly during this economic recession and severe downturn in the gaming industry. If we need additional funding and are unable to obtain it, our financial condition would be adversely affected.

In addition, our ability to sell or lease our products on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available to us, if at all, on reasonable terms, particularly for the reasons mentioned above. Our inability to obtain such financing on terms that allow us to lease our products profitably would hamper our ability to distribute our products on a large scale.

In February, 2010 the Company entered into a $2,000,000 three year loan agreement with interest at 8% per annum. At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued in the next equity financing.  In connection with the loan the Company issued warrants to purchase $2,000,000 worth of shares of the Company's capital stock at an exercise price equal to $2.00 per share.  The warrants are exercisable through 2013.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lightning Gaming, Inc.

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, Lightning Gaming, Inc. has changed its method of accounting for derivative instruments as of January 1, 2009 due to the adoption of Financial Accounting Standards Board Accounting Codification Topic 815-40-15, "Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity's Own Stock".

We were not engaged to examine management's assessment of the effectiveness of Lightning Gaming Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2009, included in the accompanying Item 9A(T) - Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March 31, 2010

Lightning Gaming, Inc. and Subsidiaries Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current Assets
Cash	$457,855	$2,429,493
Accounts receivable, net	235,787	68,518
Inventory	788,881	824,268
Prepaid expenses	44,731	211,868
Total Current Assets	1,527,254	3,534,147

Property, Plant and Equipment, net	1,227,563	1,488,541

Intangible Assets, net	183,110	144,567
Other Assets	64,238	143,094

Total Assets	$3,002,165	$5,310,349

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of capital lease	$15,879	$15,879
Accounts payable	555,241	538,512
Accrued expenses	825,917	813,544
Total Current Liabilities	1,397,037	1,367,935

Long Term Debt and Other Liabilities
Long term notes payable	12,444,297	12, 290,831
Interest payable and other long term liabilities	2,485,393	1,250,765
Fair value of warrants	337,643	-
Total Long Term Debt and Other Liabilities	15,267,333	13,541,596

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, no shares issued and outstanding
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,660,285 shares issued December 31, 2009, 4,655,285 shares issued December 31, 2008; 4,652,474 outstanding December 31, 2009 and 4,647,474 outstanding at December 31, 2008	4,661	4,656
Additional paid in capital	2,385,317	3,174,647
Accumulated deficit	(16,044,372)	(12,770,674)
Treasury stock	(7,811)	(7,811)
Total Stockholders' Deficit	(13,662,205)	(9,599,182)

Total Liabilities and Stockholders’ Deficit	$3,002,165	$5,310,349

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of
 Operations

	Year Ended
	December 31,	December 31,
	2009	2008

Revenues
Sales of systems and parts	$1,659,576	$1,090,481
License fees	1,115,577	352,946
Service revenues	52,913	35,484
Total revenues	2,828,066	1,478,911

Costs and Operating Expenses
Cost of products sold	685,801	532,949
Operating expenses	558,687	750,546
Research and development	1,099,870	1,400,370
Selling, general & administrative expenses	1,867,259	1,966,458
Depreciation and amortization, including impairment charges	1,289,433	1,391,221
Total costs and operating expenses	5,501,050	6,041,544

Operating Loss	(2,672,984)	(4,562,633)

Non Operating Income (expense)
Net interest expense	(1,188,203)	(1,009,439)
Change in value of warrants	(307,127)	-
Other income (expense)	1,378	(30,062)
Net Loss	$(4,166,936)	$(5,602,134)
Net Loss per common share-basic and fully diluted	$(.90)	$(1.21)
Weighted average comon shares outstanding and fully diluted	4,649,974	4,643,505

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2009 and December 31, 2008

	Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance December 31, 2007	4,644,785	$2,950,496	$ -	$(7,168,540)	-	$ -	($4,218,044)
Net Loss	-	-	-	(5,602,134)	-	-	(5,602,134)
Cancellation of Note Receivable	-	(40,000)	-	-	-	-	(40,000)
Exchange of shares in connection with the Merger	-	(2,905,851)	2,905,851	-	-	-	-
Exercise of stock options	3,000	3	4,197	-	-	-	4,200
Sales of common stock	7,500	8	14,992	-	-	-	15,000
Stock based compensation	-	-	125,941	-	-	-	125,941
Issue of warrants	-	-	123,666	-	-	-	123,666
Purchase of treasury stock	-	-	-	-	7,811	(7,811)	(7,811)
Balance December 31, 2008	4,655,285	4,656	3,174,647	(12,770,674)	7,811	(7,811)	(9,599,182)
Net Loss	-	-	-	(4,166,936)	-	-	(4,166,936)
Cumulative effect of the adjustment for the fair value of warrants	-	-	(909,132)	909,132	-	-	-
Reclassification of the fair value of warrants at January 1, 2009	-	-	-	(15,894)	-	-	(15,894)
Issuance of common stock in payment of services	5,000	5	1,395	-	-	-	1,400
Stock based compensation	-	-	118,407	-	-	-	118,407
Balance December 31, 2009	4,660,285	$4,661	$2,385,317	($16,044,372)	7,811	($7,811)	($13,662,205)

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of
 Cash Flows

	Year Ended
	December 31,	December 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(4,166,936)	$(5,602,134)
Adjustments to reconcile net loss to net cash used in operating activities;
Gain on sale of equipment	(567,113)	(237,414)
Depreciation and amortization including impairment charges	1,289,433	1,391,221
Stock based compensation	303,290	351,161
Changes in Assets and Liabilities
Decrease (Increase) in accounts receivable	(167,268)	343,097
Decrease (Increase) in inventories	372,487	(55,715)
Increase in prepaid expenses and other assets	202,462	(267,132)
Increase in accounts payable	16,729	105,122
Increase in accrued interest	1,000,000	840,001
Increase (Decrease) in accrued expenses	(158,166)	131,260
Increase in warrant fair market value	307,127	-

Net cash used in operating activities	(1,567,955)	(3,000,533)

Cash flows from investing activities
Purchase of equipment	(1,098,631)	(1,581,749)
Proceeds from sale of equipment	903,034	356,162
Increase in intangible assets	(191,291)	(74,963)

Net cash used in investing activities	(386,888)	(1,300,550)

Cash flow from financing activities
Proceeds from issuance of notes	-	4,000,000
Proceeds from ( repayment of) capital lease	(16,795)	80,921
Proceeds from sale of stock	-	15,000
Proceeds for exercise of stock options	-	4,200
Purchase of treasury stock	-	(7,811)

Net cash provided from( used in) financing activities	(16,795)	4,092,310

Net decrease in cash	(1,971,638)	(208,773)

Cash beginning	2,429,493	2,638,266
Cash ending	$457,855	$2,429,493

Supplemental Disclosure of cash Flow Information:
Non cash financing activities:
Issuance of common stock in connection with services	$1,400	$-
Issuance of capital stock warrants in connection with notes payable	$-	$123,666

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. Notes to Consolidated Financial Statements

Note 1.   Nature of Business and Summary of Significant Accounting Policies
Nature of Business:

On January 29, 2008, Lightning Gaming, Inc. (formerly known as  Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the "Merger") with Lightning Poker, Inc. (“Lightning Poker”). As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company and each share of common stock of Lightning Poker outstanding immediately prior to the Merger was converted into the right to receive one share of the Company's common stock. As a result, the former stockholders of Lightning Poker received an aggregate of 4,644,785 shares of the Company's common stock. In addition, all of the Company's previously outstanding stock  was canceled with no obligation on the Company's part for the payment of any consideration. Consequently, the Merger resulted in the former stockholders of Lightning Poker having the same percentage ownership interests in the Company as they had in Lightning Poker prior to the Merger.

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

In  2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel- spinning gaming machines to customers in various gaming jurisdictions.The current products are (i) a Video Scrabble bonus slot machine, (ii)  a  multi-rack slot machine and (iii) a  spinning reel slot machine

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.   The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs. The Company believes it will be able to support its operations for the foreseeable future, and it does not expect to have to raise additional capital to fund its operations. However, if sales of its products do not meet its projections or its expenses exceed its projections, the Company may need to raise additional funds through public or private offerings of its securities or through a credit facility. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependant upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have recently received assurance from a major stockholder to support our operations for 2010 should such support become necessary.

In January 2007 Lightning Poker entered into an exclusive licensing and distribution agreement with Shuffle Master, Inc. (“Shuffle Master”).  Pursuant to the agreement, Shuffle Master acts as the worldwide  distributor of Lightning Poker’s System to the gaming industry.  In exchange for distributing the System, Shuffle Master will receive a fixed distribution fee for each System placed into operation.  The initial term of the agreement is for ten years and is renewable for an additional five year term at Shuffle Master's option if specific minimum order requirements are met.  Shuffle Master must also achieve certain minimum order requirements during the first five years of the agreement to retain exclusive distribution rights.  In addition to selling Systems, Shuffle Master is responsible for carrying out all service and maintenance on Systems and will receive all the service revenues.

On November 12, 2007 Lightning Poker  completed the acquisition of certain assets of Poker Automation, LLC, a California limited liability company ("Poker Automation"). In connection with the completion of the acquisition and in

LightningGaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

consideration for the assets acquired, Lightning Poker paid $400,000 in cash.  In addition 344,058 shares of common stock were issued to Poker Automation’s members and certain creditors.

A summary of the Company’s significant accounting policies is as follows:

Revenue Recognition: The Company generates revenue from licensing the rights to use its software on and lease of it’s products and from providing maintenance and support services to its customers. We recognize revenue in accordance with the FASB guidance on software revenue recognition.

The Company recognizes revenue on the sale or license of its products when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the product is delivered and collectibility is reasonably assured. Agreements are based on either a fixed monthly fee or a pre-determined percentage of the “rake”, which is the amount the casino or card club charges for each hand of poker.

If multiple product deliveries are included under a sale or license agreement, we intend to allocate revenue to each product based upon its respective fair value against the total contract value and defer revenue recognition on those deliveries where we have not met all requirements of revenue recognition. As of December 31, 2009, there were no multiple product delivery agreements entered into by the Company.

The Company intends to recognize revenue from maintenance and support services ratably over the term of the software support services agreement when such agreements are executed. We intend to recognize any revenues from professional services not essential to the customers’ use of the software under time-and-materials-based agreements as services are performed.

For the years 2009 and 2008 revenue from customers outside the United States accounted for approximately $2,274,715 and $1,223,802 or 80% and 83% of revenues, respectively, and five casino customers and four casino customers represented 63% and  66% of total revenues for the years ended December 31, 2009 and December 31, 2008, respectively.

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

Concentrations of Credit Risk: Financial instruments that subject us to credit risk primarily consist of cash and trade receivables. The Company’s credit risk is managed by investing cash  primarily in high-quality financial institutions. Accounts receivable include amounts owed by various customers and groups of customers. No collateral is required. Accounts receivable are not sold or factored. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts and at December 31, 2009 and 2008, the allowance for doubtful accounts receivable was $229,162 and $10,005, respectively.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover given all information presently available. As of December 31, 2009 and 2008, the Company recorded a reserve of $229,162 and $10,005, respectively. Except for this reserve, the Company believes its  receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered.

At December 31, 2009 and December 31, 2008, accounts receivable from five casino customers and four casino customers represented 71% and 67%, respectively, of total accounts receivable.

Acquired Intangible Assets: The Company follows the FASB guidance on goodwill and other intangible assets to account for acquired intangible assets. The guidance requires that the purchase method of accounting be used for all assets acquired in an exchange transaction. Also, the guidance requires  intangible assets with a definite life shall be amortized over their useful lives.

Patents. The Company expenses legal fees and application costs related to its patent application process. There is a high degree of uncertainty in the outcome of approval for any of our patents. Once the patents are approved, any costs incurred to defend and register these patents will be capitalized.

Research and Development: Research and development costs are charged to expense when incurred and are included in the statement of operations, except when certain qualifying expenses are capitalized in accordance with FASB guidance. As of December 31, 2009 and December 31, 2008, no amounts had been capitalized.

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment:  Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of three years. Leasehold improvements are amortized over the life of the lease.

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

The Company accounts for income taxes in accordance with the FASB guidance on accounting for income taxes. The guidance  provides for the recognition and measurement of deferred income tax benefits and liabilities based on the likelihood of their realization in future years.  A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

The Company adopted FASB guidance  on accounting for uncertainty in income taxes.  The guidance clarifies the uncertainty in income taxes recognized in financial statements.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance became effective for the Company beginning in 2007. The adoption by the Company of the guidance did not have any material impact on its results of operations, financial position or cash flows.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2008, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2008 and  2009 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2009. We do not have an accrual for uncertain tax positions as of December 31, 2009.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2006 and thereafter are subject to examination by the relevant taxing authorities.

Advertising:  The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2009 and 2008 was $60,973 and $11,905, respectively.

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

Stock Option Plan:  The Company has an equity-based compensation plan which is more fully described in Note 7. The Company accounts for its equity-based compensation plan under FASB guidance on share based payments. Compensation expense has been recognized in connection with the options granted after December 31, 2005 pursuant to the guidance.  All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

Note 2.   Inventory

Inventory consisted of the following:

	December 31, 2009	December 31, 2008
Finished products	$46,451	$246,609
Raw materials	742,430	577,659
Inventory	$788,881	$824,268

Note 3.   Property and Equipment

Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008
Equipment, principally tables	$2,966,703	$2,474,113
Furniture and fixtures	45,582	43,426
Leasehold improvements	83,400	-
Property, plant and equipment	3,095,685	2,517,539
Less accumulated depreciation	(1,868,122)	(1,028,998)
Property, plant and equipment, net	$1,227,563	$1,488,541

During the fourth quarter of 2009 and 2008, the Company reviewed the usefulness of certain older version Systems. As a result of this review the Company recorded an impairment charge of $294,875 and $226,600, respectively. The fair value of the assets were determined based on the sum of the future undiscounted cash flows which were estimated to be $ 0 and $27,700 for the years ended December 31, 2009 and December 31, 2008, respectively. The impairment charge is included in depreciation and amortization expense in the Statement of Operations for the years ended December 31, 2009 and 2008.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	December 31, 2009	December 31, 2008
Non-compete agreement	$-	$167,052
Purchased licenses, software and other	229,862	74,964
Total intangibles	229,862	242,016
Less accumulated amortization	(46,752)	(97,449)
Intangible assets, net	$183,110	$144,567

The weighted average amortization period for the non-compete agreement acquired in 2007 is 2 years. The weighted average useful life of purchased licenses and software is 4.3 years.

Estimated amortization expense related to recorded intangible assets is as follows:

Year Ending December 31,	Amount
2010	$84,083
2011	52,379
2012	41,407
2013	5,241
$183,110

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

Note 5.   Debt

In January 2007, the Company borrowed $1,000,000 under a one year loan agreement with interest at 8% per annum.  At the discretion of the lender, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company’s next equity financing at the same price and upon the same terms as the shares issued in the next equity financing.  In connection with the loan the Company issued a warrant to purchase 388,802 shares of the Company’s capital stock at an exercise price equal to $1.286 per share of stock.  The warrant is exercisable through January 31, 2012. In September, 2009, the lender extended the maturity date of the note due in 2010 to 2011.

In April 2007, the Company amended this loan agreement and borrowed an additional $500,000 at 8% interest per annum for one year. In September, 2009 the lender extended the maturity date to June 30, 2011.  At the discretion of the lender, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued in the

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 5.   Debt (Continued)

next equity financing.  In connection with the loan the Company issued a warrant to purchase 194,401 shares of the Company's capital stock at an exercise price equal to $1.286 per share.  The warrant is exercisable through January 31, 2012. In September, 2009, the lender extended the maturity date of the note due in 2010 to 2011.

Also in April 2007, the Company entered into two additional loan agreements, borrowing $100,000 through each, at 8% interest per annum for one year. The loans have been repaid.  In connection with the loans, the Company issued warrants to purchase in total 77,760 shares of the Company's capital stock at an exercise price of $1.286 per share.

In June 2008, the Company entered into a $4,000,000 three year loan agreement with interest at 8% per annum.  The Notes issued under the loan agreement are secured by the assets of Lightning Poker.  At the discretion of the lender, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company’s next equity financing at the same price and upon the same terms as the shares issued in the next equity financing. In connection with the loan, the Company issued warrants to purchase $4,000,000 worth of common stock at an exercise price of $2.00 per share.  The warrants are exercisable through June 2013. The Company borrowed $4,000,000 under the June 2008 loan agreement.

In March 2008, the Company entered into a capital lease obligation to finance the purchase of a recreational vehicle.  Annual payments, including interest, under the capital lease are $22,152. At December 31, 2009 the current portion of the capital lease amounted to $15,879.The capital lease is secured by the vehicle and a certificate of deposit in the amount of $40,000. The certificate of deposit is included in other assets.

In June 2007, the Company entered into a $5,000,000 three-year loan agreement with interest at 8% per annum.  The Notes issued under the loan agreement are secured by the assets of the Company.  The warrants are exercisable through June 2012. The Company borrowed $4,000,000 and $1,000,000 in June 2007 and July 2007, respectively under the June 2007 loan agreement. In  September, 2009, the lender extended the maturity date of the note due in 2010 to  2011.

In 2006, the Company entered into a $2,000,000 three year loan agreement with interest at 8% per annum.

Interest is payable at maturity of the Notes.

Substantially all of the Company’s assets are pledged as collateral on debt.

In accordance with the loans obtained by the Company, the lenders hold  warrants, whereby they may purchase 7,009,145 shares of the Company’s stock at any time through June 2012 at a weighted average exercise price of

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)
Note 5.  Debt (Continued)

$1.77 per share.  The exercise  price shall be subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The fair value of each warrant is estimated on the date of issuance using the Black-Scholes option pricing model (see Note 7 for the assumptions used in the model). Expense recognized for the years ended December 31, 2009 and 2008 related to these warrants was $184,883 and $225,219, respectively, and was included in interest expense. The fair value of the warrants is expected to be recognized over the period of the related debt.

Certain notes in the amount of $5,500,000 and related accrued interest of $823,014 at December 31, 2009 are convertible at the discretion of the noteholder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

Long Term Notes Payable consists of the following:

	December 31, 2009	December 31, 2008
Notes Payable 8% interest due 2010	$-	$8,500,000
Notes Payable 8% interest due 2011	12,500,000	4,000,000
Capital Lease obligation interest at 7.5% payable monthly through March, 2013	48,247	65,042
Total notes payable	12,548,247	12,565,042
Less: unamortized fair market value of warrants	(103,950)	(274,211)
Total long term debt	$12,444,297	$12,290,831

In February, 2010 a lender exchanged its $1,000,000 note due in 2010 plus accrued interest of $ 200,107 for 500,000 shares of Series A Nonvoting Capital Stock.

Also in February, 2010 the Company entered into a $2,000,000 three year loan agreement with interest at 8% per annum.  At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 5.   Debt (Continued)

upon the same terms as the shares issued in the next equity financing.  In connection with the loan the Company issued warrants to purchase $2,000,000 worth of shares of the Company's capital stock at an exercise price equal to $2.00 per share.  The warrants are exercisable through 2013.

See Note 9 Related Party Transactions

Note 6.   Commitments

Effective February 2007, the Company leases its corporate office under a noncancelable operating sublease expiring in March 2010.  In addition to minimum lease payments, the lease requires the Company   to pay for certain operating expenses and utilities. Rental expense under this lease was $65,353 and $66,647   for the years ended December 31, 2009 and December 31, 2008, respectively.

In November, 2009 the Company entered into a lease agreement for its corporate offices. The lease was effective in  January, 2010 and is for  a term of sixty seven months.

Future minimum lease payments  are as follows:

Year Ending December 31,	Amount
2010	$-
2011	79,111
2012	105,482
2013	108,142
2014	108,142
Thereafter	66,254
$467,131

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

In October 2009 the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brand POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan.  The initial term of the agreement is for one year with the Company’s right to extend the agreement for eight additional one- year terms upon payment of minimum royalties.

 The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

At December 31, 2009, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,425,000
AdvAdvances made	(75,000)

PotePotential future payments	$1,350,000

As of December 31, 2009, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
201 2010	$150,000
201 2011	300,000
201 2012	400,000
201 2013	500,000
To Total	$1,350,000

Note 7.   Stockholders’ Deficit

Stock Option Plan:  On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors’ equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker.  After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2009, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determinted by the Board of Directors at the time the option is granted,

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

but in no event will be less than 100% of the fair market value of the common stock at the time of grant.  Options granted will not be exercisable after 10 years from the grant date.  During 2008 the Company issued 240,000 non-qualified stock options to a   stockholder and former director and to a stockholder, officer and director, respectively.  At December 31, 2009 and 2008, 2,468,200 and 1,813,200 options to purchase shares, respectively, had been granted to certain directors, officers, employees and consultant of the Company.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years.  The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Options granted under the Stock Plan are accounted for under the FASB guidance for  share based payments.  Accordingly, compensation costs of $118,407 and $125,941 have been recognized for the years ended December 31, 2009, and 2008, respectively.

A summary of option transactions in 2009 and 2008 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2008	1,873,000	$1.52
Options granted	433,200	2.52
Options exercised	(3,000)	1.40
Options cancelled	(490,000)	1.22
Options at December 31, 2008	1,813,200	1.68
Options granted	685,000	.44
Options cancelled	(50,000)	1.10
Options at December 31, 2009	2,448,200	1.34
Options exercisable at December 31, 2009	995,600	1.49
Shares available for grant at December 31, 2009	164,000

Included in the options granted during 2008 and options outstanding as of the reporting dates are 115,200 shares granted outside the Stock Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.  Expected volatility is based upon publicly traded companies with similar characteristics.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2009	2008

Weighted average volatility	49%	32.1%
Expected dividends	0	0
Expected term (in years)	10	10
Weighted average risk free interest rate	3.5%	3.3%

The weighted average grant-date fair value of options granted during the twelve months ended December 31, 2009 and 2008 was $.11 and $.79, respectively.

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and may

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

be reduced for estimated forfeitures.  The Company estimated 0% forfeitures for   the stock options that were granted in 2009 and 2008.

The following table summarizes information with respect to stock options outstanding at December 31, 2009:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,448,200	6.1	$1.34	-	995,600	5.6	$1.49	-

The following table summarizes information with respect to stock options outstanding at December 31, 2008:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life ( Years )	Price	Value	Number	Term ( Years )	Price	Value
1,813,200	6.4	$1.68	-	810,200	6.3	$1.18	-

As of December 31, 2009, there was approximately $351,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 3.3 years.

Warrants:  In accordance with the loans obtained by the Company (Note 5), the lenders hold  warrants to purchase  7,009,145 shares of the Company’s stock at any time through June 2013 at  prices ranging between $1.10 and $2.00 per share.  The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements.  The Company calculates the value of these warrants at the time of issuance in the same manner used for stock based compensation.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table is a summary of the Company’s warrant activity for the years ended December 31, 2009 and December 31, 2008:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price

Outstanding at January 1, 2008	4,453,157	$1.77
Warrants granted	2,555,988	2.00
Warrants exercised	-	-
Warrants cancelled	-	-
Warrants at December 31, 2008	7,009,145	1.70
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled	-	-
Warrants at December 31, 2009	7,009,145	1.70
Warrants exercisable at December 31, 2009	7,009,145

The following table summarizes information with respect to warrants outstanding at December 31, 2009:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	2.6	$1.70	-	7,009,145	$1.70	-

The following table summarizes information with respect to warrants outstanding at December 31, 2008:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	3.6	$1.70	-	7,009,145	$1.70	-

There were no warrants granted in 2009.The weighted average fair value of each warrant granted for the year ended December 31, 2008 was $.006.

Lightning Gaming, Inc. Notes to  Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants (Continued)

The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for the year ended December 31, 2008:

2008

Weighted average volatility	24%
Expected dividend yield	-
Expected term (in years)	5
Weighted average risk free interest rate	4.0%
Expected dividend yield	-

Note 8.   Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Current tax expense:
Federal	$-	$-
State	-	-
	$-	$-

Deferred tax benefit:
Federal	$1,091,000	$1,609,000
State	353,000	520,000
Valuation reserve	(1,444,000)	(2,129,000)
	$-	$-

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 8.   Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2009 and December 31, 2008:

	2009	2008
Deferred tax asset:
Net operating loss carryforward	$4,499,000	$3,602,000
Accounts receivable reserves	88,000	1,000
Accrued expenses	1,225,000	879.000
Impairment charge	214,000	94,000
Start up costs	41,000	54,000
Stock based compensation	49,000	47,000
Other	101,000	96,000
	6,217,000	4,773,000
Less valuation allowance	(6,217,000)	(4,773,000)
Net deferred taxes	$-	$-

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the statements of operations is as follows for the years ended December 31, 2009 and 2008.

	Year ended December, 31
	2009	2008

Federal tax benefit at statutory rate	$(1,417,000)	$(1,905,000)
State tax benefit net of federal taxes	(234,000)	(357,000)
Expense on stock options and warrants	101,000	119,000
Accrued expenses	(27,000)	-
Warrant valuation	104,000	-
Other	29,000	14,000
Increase in valuation allowance	1,444,000	2,129,000
Income tax expense	$-	$-

As of December 31, 2009, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $11,000,000, which expire at various times through 2029.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

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

During 2006 and 2007, in various financing transactions Lightning Poker borrowed a total of $5,500,000 from CI II at an interest rate of 8% per annum. Also during that time, Lightning Poker borrowed money from SIG and Greenebaum. In connection with those loans, Lightning Poker issued warrants to CI II, SIG and Greenebaum to purchase a total of 4,901,385 shares of common stock. The aggregate fair market value of the warrants at the respective times that Lightning Poker issued them was $722,387. As a result of the Merger, the warrants became exercisable for shares of our common stock instead of Lightning Poker stock.

In June 2008 we borrowed $2,000,000 from CI II and $2,000,000 from SIG and we issued to each lender a warrant to purchase up to one million shares of common stock at $2 per share. The loans were for a three-year term, with interest at 8% per annum. The aggregate fair market value of the warrants at the time we issued them was $123,664.

In March 2009 CI II agreed to extend to June 30, 2010 the marurity date of $2,000,000 of promissory notes that Lightning Poker issued to CI II in 2006.

In September 2009 CI II agreed to extend to June 30, 2011 the maturity date of $5,500,000 of promissory notes that Lightning Poker issued to CI II in 2006 and 2007.

In February 2010 we borrowed $1,000,000 from CI II and $1,000,000 from Greenebaum and we issued to each lender a warrant to purchase up to 500,000 shares of common stock at $2 per share. The loans were for a three-year term, with interest at 8% per annum. The aggregate fair market value of the warrants at the time we issued them was $99,980.

Also in February 2010, Gerenebaum and we entered into a Debt Conversion Agreement under which a $1,000,000 note that Lightning Poker issued to Greenebaum in 2007 was converted into 500,000 shares of our Nonvoting Stock. All amounts payable under that note, other than the principal amount, were canceled. Our Nonvoting Stock participates with, and is identical to, our common stock except for the lack of voting rights.

As a result of transfers among CI II, SIG and Greenebaum in 2009 and 2010 of promissory notes that were issued in 2007 and 2008, CI II holds notes in the aggregate principal amount of $10,500,000 as of March 19, 2010, with a weighted average interest rate of 8% per annum.

For 2008, interest on the notes held by CI II in 2008 amounted to $520,000. For 2009, interest on the notes held by CI II in 2009 amounted to $600,000. During 2008 and 2009, we made no principal or interest payments on the notes. As of March 19, 2010, the aggregate accrued but unpaid interest on all of the notes held by CI II was $1,839,762.

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accured interest of $709,680, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $126,666 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As a result of transfers among CI II, SIG and Gerenebaum in 2009 and 2010 of common stock warrants that were issued in 2007 and 2008, they hold the following warrants as of March 19, 2010:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Shares

CI II	5,401,385	$1.62
SIG	1,000,000	$2.00
Greenebaum	1,500,000	$2.00

Pursuant to the Merger, each warrant to purchase a share of Lightning Poker capital stock became exercisable for a share of the Company’s common stock on the same terms and conditions.

Note 10.   Recently Issued Pronouncements

In September 2006, the FASB issued guidance that defines  fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value  and expands disclosures about fair value measurements . The guidance  established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company adopted the provisions of the guidance  on  fair value as of January 1, 2008, for financial instruments measured at fair value on a recurring and nonrecurring basis. Although the adoption of the guidance  did not materially impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including noncontrolling interests, contingent consideration and certain acquired contingencies. The guidance on business combinations also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. The guidance  also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance  became effective for us on January 1, 2009 and must be applied to business combinations completed on or after that date.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 10.  Recently Issued Pronouncements (Continued)

In December 2007, the FASB issued guidance on accounting and reporting for nonconrolling interest in a subsidiary. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of the guidance  did not have any effect on our results of operations, financial condition, or cash flows.

In March 2008, the FASB issued guidance on disclosures about derivative instruments and hedging activities. The guidance   requires enhanced disclosures on derivative instruments to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are not currently the holder of any derivative instruments; thus, adoption of the guidance did not have any effect on our results of operations, financial condition, or cash flows.

In April 2008, the FASB issued guidance on determining the useful life of intangible assets .   The guidance  is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It will be effective for our fiscal year beginning in January 2009. The guidance requires the  determination of  the useful life of a recognized intangible asset be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of the guidance  must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The adoption of the guidance  did not have any effect on our results of operations, financial condition, or cash flows.

In May 2008, the FASB issued guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The guidance  requires that convertible debt instruments that may be settled in cash upon conversion be separated into a debt and equity component. The debt component will be equal to the fair value of a similar liability and reflect the entity's borrowing rate for nonconvertible instruments. The equity component will be the residual difference between the proceeds and the value of the debt component. The rule is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective restatement of all periods presented. It became effective for our fiscal year that began in January 2009.  The adoption of the guidance did not have any effect on our results of operations, financial condition, or cash flows.

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. The FASB concluded  that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. The adoption of the guidance did not have any effect on our results of operations, financial condition, or cash flows.

Effective January 1, 2009 we adopted the FASB guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance  applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by the FASB guidance on accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting the guidance , our outstanding warrants exercisable for 7,009,145 shares, previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have a weighted average exercise price of $1.70 per share and a weighted average remaining life of 3 years. As such, effective January 1, 2009 we reclassified the fair value of these  warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $909,000 to beginning retained earnings and $16,000 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $338,000 as of December 31, 2009. We recognized a net loss from the change in fair value of these warrants for the year ended December 31, 2009 of approximately $307,000.

In accordance with loans obtained by the Company (Note 5), the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through June 2013 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company measures its warrants at fair value. In accordance with FASB guidance, warrants are classified within Level 3 because they are valued using the Black-Scholes model. Some of the inputs to these valuations are unobservable in the market and are significant.

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair value of warrants

Balance December 31, 2008	$-
Reclassification of the fair value of
warrants at January 1, 2009	15,894
Fair value of warrants reissued in 2009	14,622
Net change in fair value of warrants
net loss	307,127

Balance December 31, 2009	$337,643

In May 2009, the FASB issued guidance on subsequent events.  The guidance  establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance  is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the Company.

In June 2009, the FASB issued  the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “ Hierarchy”). The Hierarchy names the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative GAAP by providing the authoritative literature in a topically organized structure.  The ASC reduces the  hierarchy to two levels, one that is authoritative and one that is not.  The ASC is not intended to change GAAP or any requirements of the SEC.  The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

In October 2009, the FASB issued guidance on revenue recognition for  multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Hierarchy addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We are currently evaluating the impact the guidance will have on our consolidated financial statements.

In October 2009, the FASB issued guidance on certain revenue arrangements that include software elements. The guidance  reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement involving the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance , many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The guidance also addresses how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, we must elect the same transition method for this guidance as that chosen for  revenue recognition for multiple-deliverable revenue arrangements. We are currently evaluating the impact the guidance  will have on our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have no disagreements, transactions or events to report under this item.

Item 9A (T).  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2009, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009.  This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART  III

Item  10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors, executive officers and significant employee. All of the Company’s directors took office on January 29, 2008, except Brian Haveson, who became a director of the Company on September 6, 2007 and Mr. Strano who became president of Lightning Poker, Inc. in December, 2009.

Name	Age	Position Held with the Company
Brian Haveson	46	Chairman, CEO, President, Director
Christopher Strano	38	President, Lightning Poker, Inc.
Robert Ciunci	63	CFO , Secretary
Donald Caldwell	63	Director
Frederick Tecce	74	Director

Brian Haveson

Mr. Haveson has served as CEO and President of the Company since August, 2007, CEO of Lighting Poker since October 1, 2006, President of Lightning Poker since March, 2008 and has been a director of Lightning Poker since June, 2005. From 1994 through 2002, Mr. Haveson served as CFO and CEO of Nutri/System, Inc. Prior to that he was a manager for 4 years with Arthur Andersen in its Turnaround Group. Mr. Haveson has been a professional poker player for over 10 years, cashing in 26 major tournaments including 8 World Series of Poker. He won best overall player honors at the 2002 World Poker Finals. Mr. Haveson received a Bachelor of Science degree in Aerospace Engineering from the University of Maryland and a Masters in Management from Purdue University. Mr. Haveson’s  successful tenure as the CEO of Nutri/System, his consulting role and his professional poker playing background  provides our company with a seasoned and experienced CEO with a player perspective.

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

Mr. Caldwell  serves on the board of several publicly and privately held companies and civic organizations, including Diamond Management & Technology Consultants, Inc. (NASDAQ); Quaker Chemical Corporation (NYSE); Voxware Inc. (NASDAQ); Rubicon Technology, Inc. (NASDAQ); Health Benefits Direct Corporation (OTCBB); Management Dynamics, Inc.; Pennsylvania Academy of the Fine Arts (Chairman); and the Committee for Economic Development.

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

Mr. Caldwell’s  extensive experience in the financial markets, venture capital arena and service on corporate boards provides us with significant well respected financial and management leadership in addition to his strong corporate governance background.

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

Mr. Tecce  holds a B.A. from the University of Pennsylvania and J.D. from the Dickinson School of Law of Pennsylvania State University.

Mr Tecce’s broad legal and business experience brings an insight and seasoned view and guidance to our board.

Christopher Strano

Mr. Strano, 38, was appointed President of Lightning Poker in December of 2009, and served as Chief Marketing Officer since June 2009. Prior to joining Lightning Poker, Mr. Strano was Vice President of Sales and Marketing for AC Coin & Slot, from June 2004 to June 2009. Prior to 2004 Mr. Strano served as Director of Marketing for Franklin Electronic Publishers, Inc. from October 2000 to June 2004. Mr. Strano holds a Master of Business Administration degree from Drexel University's LeBow School of Business and a Bachelor of Science degree from Trenton State College.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at or within two years before the time of the filing; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being the subject of,or party to, a judical or administrative order, judgement, decree or finding, not subsequently reversed, suspended or vacated, relating to an alledged violation of law or regulation pertaining to securities or commodities, financial institution or insurance company regulation, or mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization ( as defined in the Exchange Act), registered entity (as defined in the Commodities Exchange Act) or equivalent exchange, association, entity or organization.

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

Christopher Strano made a late filing of  Form 3 to report his initial beneficial ownership of our stock at the time he became President of Lightning Poker. Stewart Greenebaum, LLC did not file a Form 3 to report his acquisition of beneficial ownership of more than 10% of our stock when he acquired warrants for our stock in December, 2009.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We undertake to provide to any person without charge, upon request, a copy of our code of ethics.  Such request should be directed to us in writing as follows:   Mr Robert Ciunci, Chief Financial Officer, Lightning Gaming Inc., 23 Creek Circle Boothwyn, PA 19061.

Audit Committee

We have a separately-designated standing audit committee.  Mr. Caldwell and Mr. Tecce are the audit committee members.

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we or Lightning Poker paid in 2009 and 2008 to Brian Haveson, our and Lightning Poker’s principal executive officer;  Christopher Strano President of Lightning Poker; and Robert Ciunci, our and Lightning Poker’s principal financial officer (collectively, our "named executive officers").

  SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($) (1)	($)	($)	($) (2)	($)
Brian Haveson, Chairman and CEO	2009 2008	$250,000 $247,247	$-	$-	$32,156 $-	$-	$-	$13,625 $10,912	$295,781 $258,159

Christopher Strano, President of Lightning Poker (3)	2009	$106,997	$-	$-	$11,840	$-	$-	$ 5,468	$124,305

Robert Ciunci, CFO	2009 2008	$105,000 $100,417	$- $-	$- $-	$- $25,211	$- $-	$- $-	$- $-	$105,000 $125,628

NOTES:

(1)
The amounts in the Option Awards column reflect the aggregate grant date fair value of the options computed in accordance with FASB ASC Topic 718. See "Equity-Based Compensation" in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this report for additional information regarding our valuation assumptions with respect to stock option awards. See “Outstanding Equity Awards at Fiscal Year-End” below for the material terms of the grants of stock options.

(2)	Includes an employer contribution to an employee benefit plan that is available to all employees.
(3)
Mr. Spano became an executive officer in 2009.  Mr. Spano's employment contract provides for, among other things, (a) monthly base salary of $17,568, (b) one year's severance pay if his employment terminates other than for cause and he does not accept employment with a gaming company during the one-year period, (c) options for 250,000 shares at an exercise price of $.27 per share under the 2007 Plan and (d) an incentive compensation plan that guarantees at least $25,000 after one year of employment

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised stock options granted to our named executive officers, which were outstanding on December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day / mo/ year)
Brian Haveson (1)	200,000	500,000	-	$ 2.56	08/08/2017
	-	250,000		$ .28	07/05/2014
Christopher Strano(2)	-	250,000	-	$ .28	29/06/2019
Robert Ciunci(3)	60,000	150,000	-	$ 1.10	08/01/2017
		25,000		$ 2.00	17/10/2018

NOTES:

(1)
At December 31, 2009, Mr. Haveson held options to purchase an aggregate of 750,000 shares. Options for 100,000 shares vest each August until 2012 and options for 50,000 shares vest each May until 2014.

(2)	At December 31, 2009, Mr. Strano held options to purchase 250,000 shares. Options for 50,000 shares vest each June until 2014.
(3)
At December 31, 2009, Mr. Ciunci held options to purchase an aggregate of 175,000 shares. Options for 30,000 shares vest each January until 2012 and options for 5,000 shares vest each October until 2013.

All options granted prior to the Merger were granted under the 2006 Plan and were exchanged for options to purchase the Company’s common stock under the 2007 Plan after the Merger, on substantially the same terms and conditions. The exercise price was the price determined by the board of directors of the granting entity to be not less than 100% (110% for an owner of more than 10% of the outstanding stock) of the fair market value of the underlying shares at the time of the grant of the option.  Options are not exercisable after ten years (five years for an owner of more than 10% of the outstanding stock) from the date of grant.

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2009

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our common stock were beneficially owned as of  March 19, 2010  by (1) each person known by us to be the beneficial owner of more than 5% of our  common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options or warrants, within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. For each person or the group reported in the table below we based our calculation of the percentage owned of 4,652,474 shares and added shares that such person or group (as the case may be) may acquire within 60 days to the number of other shares that such person or the group owns as well as to the number of shares outstanding. See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Boothwyn, Pennsylvania 19061.

Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class

Donald Caldwell	6,241,385	(1)	62.1%
Fredrick C. Tecce	5,831,385	(2)	58.0%
Brian Haveson	938,409	(3)	19.3%
Robert Ciunci	95,000	(4)	2.0%
Christopher Strano	-		-%
All directors and executive officers as a group (5persons)	7,704,794	(8)	74.5%

5% Shareholders:
CI II and related parties	5,401,385	(1)(5)	53.7%
SIG Strategic Investments, LLLP (“SIG”)	1,000,000	(7)	17.7%
Seth Berger	469,916	(6)	9.6%
Stewart Greenebaum, LLC (“Greenebaum”)	1,500,000	(9)	24.4%

(1)
Includes warrants to purchase 5,401,385 shares held by CI II. CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO. Consequently, Cross Atlantic and Mr. Caldwell may be deemed the beneficial owners of the shares that CI II beneficially owns.

(2)
Includes warrants to purchase 5,401,385 shares held by CI II. CI II is managed by Cross Atlantic of which Mr. Tecce is a managing director. Consequently, Cross Atlantic and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns. Also includes 50,000 shares beneficially owned by Mr. Tecce’s wife.

(3)	Includes options to purchase 200,000 shares.
(4)	Consists of options to purchase shares.
(5)	Consists of warrants to purchase shares. The address of Cross Atlantic and CI II is Five Radnor Corporate Center, Suite 55, 100 Matsonford Road, Radnor, Pa 19087.
(6)	Includes options to purchase 240,000 shares. The address is 3 Dovecote Lane, Malvern, Pa 19355.
(7)
Consists of warrants to purchase shares.  The investment manager of SIG is Susquehanna Private Equity Investments, LLC (“Susquehanna”), which may also be deemed the beneficial owner of these shares.  The address of SIG and Susquehanna is 401 City Avenue, Suite 220, Bala Cynwyd, Pa. 19004.  This information is based on a Schedule 13G amendment filed by SIG and Susquehanna with the SEC on December 21, 2009.

(8)	Includes an aggregate of 5,696,385 shares that can be acquired through the exercise of options and warrants.
(9)
Consists of warrants to purchase shares. The address of Greenebaum is Five Radnor Corporate Center, Suite 55, and 100 Matsonford Road, Radnor, Pa 19087. Greenebaum also holds all 500,000 outstanding shares of our Nonvoting Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We are reporting the transactions below based on the following relationships:  (1) CI II is managed by Cross Atlantic and is a 5% Shareholder.  Mr. Caldwell is the founder and CEO and Mr. Tecce is a managing director and of counsel of Cross Atlantic, (2) SIG is a 5% Shareholder, (3) Greenebaum is a 5% Shareholder.

During 2006 and 2007, in various financing transactions Lightning Poker borrowed a total of $5,500,000 from CI II at an interest rate of 8% per annum.  Also during that time, Lightning Poker borrowed money from SIG and Greenebaum.  In connection with those loans, Lightning Poker issued warrants to CI II, SIG and Greenebaum to purchase a total of 4,901,385 shares of common stock.  The aggregate fair market value of the warrants at the respective times that Lightning Poker issued them was $722,387.  As a result of the Merger, the warrants became exercisable for shares of our common stock instead of Lightning Poker stock.

In June 2008 we borrowed $2,000,000 from CI II and $2,000,000 from SIG and we issued to each lender a warrant to purchase up to one million shares of common stock at $2 per share.  The loans were for a three-year term, with interest at 8% per annum.  The aggregate fair market value of the warrants at the time we issued them was $123,664.

In March 2009 CI II agreed to extend to June 30, 2010 the maturity date of $2,000,000 of promissory notes that Lightning Poker issued to CI II in 2006.

In September 2009 CI II agreed to extend to June 30, 2011 the maturity date of $5,500,000 of promissory notes that Lightning Poker issued to CI II in 2006 and 2007.

In February 2010 we borrowed $1,000,000 from CI II and $1,000,000 from Greenebaum and we issued to each lender a warrant to purchase up to 500,000 shares of common stock at $2 per share.  The loans were for a three-year term, with interest at 8% per annum.  The aggregate fair market value of the warrants at the time we issued them was $99,980.

Also in February 2010, Greenebaum and we entered into a Debt Conversion Agreement under which a $1,000,000 note that Lightning Poker issued to Greenebaum in 2007 was converted into 500,000 shares of our Nonvoting Stock.  All amounts payable under that note, other than the principal amount, were canceled.  Our Nonvoting Stock participates with, and is identical to, our common stock except for the lack of voting rights.

As a result of transfers among CI II, SIG and Greenebaum in 2009 and 2010 of promissory notes that were issued in 2007 and 2008, CI II holds notes in the aggregate principal amount of $10,500,000 as of March 19, 2010, with a weighted average interest rate of  8% per annum.

For 2008, interest on the notes held by CI II in 2008 amounted to $520,000.  For 2009, interest on the notes held by CI II in 2009 amounted to $600,000.  During 2008 and 2009, we made no principal or interest payments on the notes.  As of March 19, 2010, the aggregate accrued but unpaid interest on all of the notes held by CI II was $1,839,762.

Included in the notes held by CI II and accrued interest thereon are  notes in the principal amount of $5,500,000 and accrued interest of $709,680, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest  of  $126,666 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As a result of transfers among CI II, SIG and Greenebaum in 2009 and 2010 of common stock warrants that were issued in 2007 and 2008, they hold the following warrants as of March 19, 2010:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share
CI II	5,401,385	$1.62
SIG	1,000,000	$2.00
Greenebaum	1,500,000	$2.00

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of McGladrey & Pullen, LLP (“M&P”) as our principal accountant to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2009.  M&P previously performed similar audit and review services for us and Lightning Poker for the years ended December 31, 2008 and December 31, 2007.

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

The aggregate fees billed to us by M&P in 2009 and in 2008 were $130,000 and $128,000 respectively. All of M&P’s billings were for audit services, which consisted of  the audits of our and Lightning Poker’s  annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings.

Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)           Financial Statements

 Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2) and (c )        Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (b )         Exhibits

EXHIBIT NUMBER		EXHIBIT DESCRIPTION
2.1	*	Agreement and Plan of Merger by and among the Company, LPI Acquisition Corp. and Lightning Poker (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1		Articles of Incorporation of the Company
3.2	*	Bylaws of the Company ( see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
10.1	*
Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc.  (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]

10.2		Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061
10.3	*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.4*(A)	Lightning Poker 2006 Equity Incentive Plan and form of stock option agreement thereunder (see Exhibit 10.4 to Form 8-K filed January 30, 2008)
10.5*	Asset Purchase Agreement, dated November 9, 2007, between Lightning Poker and Poker Automation , LLC (see Exhibit 10.5 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (909,091 shares) issued to The Co Investment Fund II, LP ("CI II”) dated July 25, 2006 (see Exhibit 10.6 to Form 8-K filed January 30, 2008)
10.7*	Lightning Poker Warrant for Stock (909,091 shares) issued to CI II dated November 8, 2006 (see Exhibit 10.7 to Form 8-K filed January 30, 2008)
10.8*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.9*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.10*	Lightning Poker Amended and Restated Warrant for Stock ($500,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.10 to Form 8-K filed January 30, 2008)
10.11*	Lightning Poker Amended and Restated Warrant for Stock ($250,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.11 to Form 8-K filed January 30, 2008)
10.12*	Lightning Poker Warrant for Stock ($2,000,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.12 to Form 8-K filed January 30, 2008)
10.13*	Lightning Poker Warrant for Stock ($1,000,000 of shares) issued to Stewart Greenebaum, LLC (“Greenebaum”) dated June 27, 2007 (see Exhibit 10.14 to Form 8-K filed January 30, 2008)
10.14*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.15*	Software License Agreement with Standing Stone Gaming (see Exhibit 10.16 to Form 8-K filed January 30, 2008)
10.16*	Loan Agreement dated July 27, 2006 by and among PokerMatic, Inc. d/b/a Lightning Poker and CI II (see Exhibit 10.17 to Form 8-K/A filed April 29, 2008)
10.17*	Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.18 to Form 8-K/A filed April 29,2008)
10.18*	First Amendment dated April 12, 2007 to Loan Agreement dated January 31, 2007 by and among Lightning Poker, Inc. and CI II (see Exhibit 10.19 to Form 8-K/A filed April 29, 2008)
10.19 *	Loan Agreement dated June 27, 2007 by and among Lightning Poker, CI II, SIG and Greenebaum, (see Exhibit 10.21 to Form 8-K/A filed April 29, 2008)
10.20*	Second Amendment dated January 16, 2008 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.20 to Form 8-K/A filed April 29, 2008)
10.21*(A)	Separation Agreement and Release and Stock Option Agreement among Ronald Skotarczak, Lightning Poker and the Company, dated March 25-26, 2008 (see Exhibit 10.2 to Form 10-Q filed May 15, 2008)
10.22(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.23*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.24*	Loan Agreement dated June 30, 2008 among Lightning Poker, SIG Strategic Investments, LLLP (“SIG”) and CI II (see Exhibit 99.1 to Form 8-K filed July 7, 2008)
10.25*	Promissory Note issued by Lightning Poker to CI II dated June 30, 2008 (see Exhibit 99.2 to Form 8-K filed July 7, 2008)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.26*	Warrant for Stock issued by the Company to CI II dated June 30, 2008 (see Exhibit 99.4 to Form 8-K filed July 7, 2008)
10.27*	Guaranty Agreement by the Company in favor of CI II as the Lenders’ Agent (“Agent”) dated June 30, 2008 (see Exhibit 99.6 to Form 8-K filed July 7, 2008)
10.28*	Security Agreement between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.7 to Form 8-K filed July 7, 2008)
10.29*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.8 to Form 8-K filed July 7, 2008)
10.30*	Intellectual Property Security Agreement for Copyrights and Masked Works between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.9 to Form 8-K filed July 7, 2008)
10.31(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009
10.32*	Agreement with CI II, dated as of December 31, 2008 and entered into on March 26, 2009, to extend the maturity date of promissory notes (see Exhibit 10.1 to Form 10-Q filed May 15, 2009)
10.33*	Amendment to Loan Agreements, dated September 10, 2009, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed September 15, 2009)
10.34*	Note and Warrant Purchase Agreement, dated December 11, 2009, among the Company, CI II, Greenebaum and SIG (see Exhibit 99.1 to Form 8-K filed December 15, 2009)
10.35*	Promissory Note, restated as of June 27, 2007, issued by Lightning Poker to CI II (see Exhibit 99.2 to Form 8-K filed December 15, 2009)
10.36*	Promissory Note, restated as of June 27, 2007, issued by Lightning Poker to Greenebaum (see Exhibit 99.3 to Form 8-K filed December 15, 2009)
10.37*	Warrant for Stock (250,000 shares), dated December 11, 2009, issued to CI II (see Exhibit 99.4 to Form 8-K filed December 15, 2009)
10.38*	Warrant for Stock (250,000 shares), dated December 11, 2009, issued to Greenebaum (see Exhibit 99.5 to Form 8-K filed December 15, 2009)
10.39*	Warrant for Stock (500,000 shares), dated December 11, 2009, issued to SIG (see Exhibit 99.6 to Form 8-K filed December 15, 2009)
10.40*	Debt Conversion Agreement among the Company, Lightning Poker and Greenebaum, dated February 5, 2010 (see Exhibit 99.1 to Form 8-K filed February 26, 2010)
10.41*	Loan Agreement among Lightning Poker, CI II and Greenebaum, dated February 22, 2010 (see Exhibit 99.2 to Form 8-K filed February 26, 2010)
10.42*	Promissory Note issued by Lightning Poker to CI II, dated February 22, 2010 (see Exhibit 99.3 to Form 8-K filed February 26, 2010)
10.43*	Promissory Note issued by Lightning Poker to Greenebaum, dated February 22, 2010 (see Exhibit 99.4 to Form 8-K filed February 26, 2010)
10.44*	Warrant for Stock ($1,000,000 of shares) issued to CI II, dated February 22, 2010 (see Exhibit 99.5 to Form 8-K filed February 26, 2010)
10.45*	Warrant for Stock ($1,000,000 of shares) issued to Greenebaum, dated February 22, 2010 (see Exhibit 99.6 to Form 8-K filed February 26, 2010)
10.46*	Guaranty Agreement by the Company in favor of CI II as Agent, dated February 22, 2010 (see Exhibit 99.7 to Form 8-K filed February 26, 2010)
10.47*	Security Agreement between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.8 to Form 8-K filed February 26, 2010)
10.48*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.9 to Form 8-K filed February 26, 2010)
10.49*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.10 to Form 8-K filed February 26, 2010)
10.50*	Note and Warrant Purchase Agreement among the Company, CI II, Greenebaum and SIG, dated March 19, 2010 (see Exhibit 99.1 to Form 8-K filed March 25, 2010)
10.51*	Promissory Note issued by Lightning Poker to CI II, restated as of June 30, 2008 (see Exhibit 99.2 to Form 8-K filed March 25, 2010)
10.52*	Warrant for Stock (250,000 shares) issued to CI II, dated March 19, 2010 (see Exhibit 99.3 to Form 8-K filed March 25, 2010)
10.53*	Promissory Note issued by Lightning Poker to Greenebaum, restated as of June 30, 2008 (see Exhibit 99.4 to Form 8-K filed March 25, 2010)
10.54*	Warrant for Stock (250,000 shares) issued to Greenebaum, dated March 19, 2010 (see Exhibit 99.5 to Form 8-K filed March 25, 2010)
10.55*	Warrant for Stock (500,000 shares) issued SIG, dated March 19, 2010 (see Exhibit 99.6 to Form 8-K filed March 25, 2010)
21.1*	List of subsidiaries (see Exhibit 21.1 to Form 10K filed April 8,2009)
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	President and Chief Executive Officer, Director	March 31, 2010
Brian Haveson	(Principal Executive Officer)

/s/ Robert D. Ciunci	Chief Financial Officer	March 31, 2010
Robert D. Ciunci	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 31, 2010
Donald Caldwell

/s/ Fredrick C. Tecce	Director	March 31, 2010
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2008 and 2009
	Balance at Beginning of period	Additions Charges to Costs and Expenses	Deductions Writeoffs	Balance at End of Period
Year ended December 31, 2008

Allowance for deferred taxes	2,644,000	2,129,000	-	4,773,000

Allowance for doubtful accounts	13,635	30,985	34,615	10,005

Year ended December 31, 2009

Allowance for deferred taxes	4,773,000	1,444,000	-	6,217,000

Allowance for doubtful accounts	10,005	219,157	-	229,162