Form 10-Q
period 2010-03-31
Lightning Gaming, Inc.
filed 2010-05-17
CIK 1392545

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52575

Lightning Gaming, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8583866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Creek Circle, Boothwyn, Pa 19061
(Address of principal executive offices)

(610) 494 5534
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of  May 10, 2010; 500,000 Series A Nonvoting Capital Stock shares as of May 10, 2010

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:

1	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (audited);
2	Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009;
3	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.
LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,707,321	$457,855
Accounts receivable, net	215,782	235,787
Inventory	732,200	788,881
Prepaid expenses	25,903	44,731
Total Current Assets	2,681,206	1,527,254

Property, Plant and Equipment, net	1,070,463	1,227,563

Other Assets	33,870	64,238
Intangible Assets, net	351,233	183,110

Total Assets	$4,136,772	$3,002,165

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of capital lease	$-	$15,879
Accounts payable	498,146	555,241
Accrued expenses	740,455	825,917
Total Current Liabilities	1,238,601	1,397,037

Long Term Debt
Long term debt	13,339,933	12,444,297
Accrued interest and other long term liabilities	2,589,295	2,485,393
Fair value of warrants	209,424	337,643
Total Long Term Liabilities	16,138,652	15,267,333

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized March 31, 2010 500,000 shares issued and outstanding	500	-

Common stock: $0.001 par value; authorized 90,000,000 shares, 4,660,285 shares issued and 4,652,474 outstanding at March 31, 2010 and December 31, 2009	4,661	4,661

Additional paid in capital	3,722,479	2,385,317
Accumulated deficit	(16,960,310)	(16,044,372)
Treasury stock, 7,811 shares at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(13,240,481)	(13,662,205)

Total Liabilities and Stockholders’ Deficit	$4,136,772	$3,002,165

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
	Three Months Ended
	March 31,
	2010	2009

Revenues
Sales of gaming products and parts	$233,579	$385,312
License and service fees	163,019	298,954
Total revenues	396,598	684,266

Costs and operating expenses
Cost of products sold	65,040	183,366
Operating expenses	92,026	138,541
Research and development	260,045	267,337
Selling, general & administrative expenses	532,963	320,530
Depreciation and amortization	187,710	231,235
Total costs and operating expenses	1,137,784	1,141,009

Operating loss	(741,186)	(456,743)

Non-operating expense
Net interest expense	(315,056)	(308,269)
Change in value of warrants	141,607	(93,824)
Other expense	(1,303)	(13,323)
Net loss	$(915,938)	$(872,159)
Net loss per Series A Nonvoting share-basic and diluted	$(0.19)	$-
Net loss per common share-basic and diluted	$(0.19)	$(0.19)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	166,667	-
Weighted average common shares outstanding- basic and diluted	4,652,474	4,647,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009

NET CASH USED IN OPERATING ACTIVITES	$(586,761)	$(783,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(36,702)	(156,239)
Increase in intangible and other assets	(216,624)	(74,791)
Proceeds from sale of equipment	153,679	327,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(99,647)	95,970

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease	(64,126)	(4,082)
Proceeds from issuance of debt	2,000,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,935,874	(4,082)

NET INCREASE (DECREASE) IN CASH	1,249,466	(691,819)

CASH - Beginning of period	457,855	2,429,493

CASH - End of period	$1,707,321	$1,737,674

Supplemental Disclosure of Cash Flow Information:

Non cash financing activities:
Issuance of Series A Nonvoting capital stock in exchange for a note and accrued interest	$1,206,273	$-

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2010

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

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel spinning gaming machines to customers in various legalized gaming   jurisdictions. The current products are (i) a Video SCRABBLE bonus slot machine (ii) a multi rack Scrabble slot machine and (iii) spinning reel SCRABBLE and POPEYE  slot machines.

The Company routinely enters into license agreements for the use of intellectual properties and technologies in its products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 31, 2010 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2009 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at March 31, 2010 and December 31, 2009 was $229,162.

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

However, if sales of its products do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing on reasonable and feasible terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has received assurance from a major stockholder to support its operations for 2010 should such support become necessary.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on subsequent events. The guidance  establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the guidance did not have a  material impact on  the Company.

In June 2009, the FASB issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Hierarchy  names the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative GAAP by providing the authoritative literature in a topically organized structure.  The ASC reduces the GAAP hierarchy to two levels, one that is authoritative and one that is not.  The ASC is not intended to change GAAP or any requirements of the SEC.  The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

In October 2009, the FASB issued guidance on revenue recognition for  multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. We plan to adopt the guidance effective January 1, 2011 and we do not expect it to have a material impact on our financial position or results of operations.

In October 2009, the FASB issued guidance on certain revenue arrangements that include software elements. The guidance reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

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

       On January 1, 2010, the Company adopted the FASB guidance on fair value measurements and disclosures which adds disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 2.   Inventory

Inventory consists of the following:

	March 31, 2010	December 31, 2009
Finished products	$19,996	$46,451
Raw materials and work in process	712,204	742,430
Inventory	$732,200	$788,881

Note 3.   Property and Equipment

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009
Equipment, principally Systems	$2,835,129	$2,966,703
Furniture and fixtures	51,272	45,582
Leasehold improvements	93,897	83,400
	2,980,298	3,095,685
Less accumulated depreciation	(1,909,835)	(1,868,122)
Property, plant and equipment, net	$1,070,463	$1,227,563

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	March 31, 2010	December 31, 2009
Purchased licenses, software and other	$416,287	$229,862
Less accumulated amortization	(65,054)	(46,752)
Intangible assets, net	$351,233	$183,110

 The software licenses acquired in 2009 and 2008 are being amortized over 3 years.

Note 5.   Debt

Long Term Debt consists of the following:

	March 31, 2010	December 31, 2009

Capital Lease obligation, interest at 7.5% payable monthly through March, 2013	$-	$48,247
Notes Payable 8% interest due 2011	11,500,000	12,500,000
Notes Payable 8% interest due 2013	2,000,000	-
Total long term debt	13,500,000	12,548,247
Less: unamortized fair market value of warrants	(160,067)	(103,950)
Total long term debt	$13,339,933	$12,444,297

Interest is payable at maturity of the Notes.

In March 2008, the Company entered into a capital lease obligation to finance the purchase of a recreational vehicle.  Annual payments, including interest, under the capital lease are $22,152. The capital lease is secured by the vehicle and a certificate of deposit in the amount of $40,000. The certificate of deposit is included in other assets. In March 2010 the Company sold the recreational vehicle and the proceeds were used to repay the capital lease.

In February, 2010 a lender exchanged its $1,000,000 note due in 2010 plus accrued interest of $206,273 for 500,000 shares of Series A Nonvoting Capital Stock.

Also in February, 2010 the Company entered into a $2,000,000 three-year loan agreement with interest at 8% per annum.  At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued in the next equity financing.  In connection with the loan the Company issued warrants to purchase $2,000,000 worth of shares of the Company's capital stock at an exercise price equal to $2.00 per share.  The warrants are exercisable through February 22, 2015.

                 In accordance with various loans obtained by the Company, the lenders hold warrants to purchase 8,009,145 shares of the Company’s common stock at any time through February, 2015 at prices ranging between $1.10 and $2.00 per share.  The purchase prices are subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation. Expense recognized for the three months

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 5.   Debt (Continued)

ended March 31, 2010 and March 31, 2009 related  to these warrants was  $57,251, and $62,474, respectively, and was included in interest expense.

Certain notes in the amount of $7,500,000 and related accrued interest of $949,123 at March 31, 2010 are convertible, at the discretion of the lender into shares of the Company’s common stock on the same terms and conditions of  the next equity financing.

Note 6. Commitments

 In 2008  the Company entered into a technology agreement with Intuicode for a nonexclusive perpetual license to use its  gaming platform/ operating system.   The agreement provides for royalty fees on a per-unit basis and is for a term of two years.

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

    In March 2010 the Company entered into a license agreement with Speed Racer Enterprises, Inc. to use the Speed Racer  brand and related family of characters in gaming devices distributed  worldwide excluding  Japan.  The initial term of the agreement is five years commencing May 1, 2010 with the Company’s right to extend the agreement for one additional three- year term if certain performance standards are met.

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

 At  March 31, 2010, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,355,000
AdvAdvances made	(100,000)

PotePotential future payments	$1,255,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

As of  March 31, 2010, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2010	$152,000
2011	303,000
2012	400,000
2013	500,000
Total	$1,355,000

In November, 2009 the Company entered into a lease agreement for its corporate offices. The lease was effective in  January, 2010 and is for  a term of sixty seven months.

Future minimum lease payments  are as follows:

Year Ending December 31,	Amount
2010	$-
2011	79,111
2012	105,482
2013	108,142
2014	108,142
Thereafter	66,254
$467,131

Rent expense for the three months ended March 31, 2010 and 2009 was $17,666 and $17,582, respectively.

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

Options granted   under the Stock Plan  are accounted for  under the FASB guidance for share based payments.  Accordingly, compensation costs  recognized for the three months ended March 31, 2010 and March 31, 2009 were $30,908 and, $27,526, respectively.

A summary of option transactions in 2010 is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2009	2,448,200	$1.34
Options granted	-	$-
Options exercised	-	$-
Options cancelled	(295,200)	$1.68
Options outstanding at March 31, 2010	2,153,000	$1.30
Options available for grant under the Stock Plan at March 31, 2010	344,000

Included in the options outstanding at  December 31, 2009 are options for 115,200 shares granted outside the Stock Plan. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

 The following table summarizes information with respect to stock options outstanding at March 31, 2010:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,153,000	5.9	$1.30	-	968,200	5.8	$1.50	-

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Options (Continued)

The following table summarizes information with respect to stock options outstanding at December 31, 2009:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,488,200	6.1	$1.34	-	995,600	5.6	$1.49	-

As of March 31, 2010, there was approximately $266,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 3.0 years.

Warrants:  In accordance with the loans obtained by the Company (Note 5), the lenders hold warrants to purchase 8,009,145 shares of the Company’s common stock at any time through February 2015 at prices ranging between $1.10 and $2.00 per share.  The purchase prices are subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation.

The following table is a summary of the Company’s warrant activity for the three months ended March 31, 2010:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2009	7,009,145	$1.70
Warrants granted	1,000,000	$2.00
Warrants exercised	-	$-
Warrants cancelled	-	$-
Warrants outstanding at March 31, 2010	8,009,145	$1.73

The following table summarizes information with respect to warrants outstanding at March 31, 2010:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
8,009,145	2.6	$1.73	-	8,009,145	$1.73	-

The weighted average fair value per share of each  warrant granted for the three months ended March 31, 2010 was $0.10.

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

    The table below provides a reconciliation of the beginning and ending balances for our warrant liability and decrease in fair value using a Black-Scholes model as of March 31, 2010.

Balance as of January 1, 2010	$337,643
Fair value of warrants issued in 2010	92,382
Fair value of warrants canceled in 2010	(57,317)
Decrease in fair value of warrants	(163,284)
Balance as of March 31, 2010	$209,424

    On April 15, 2010, SIG Strategic Investments, LLLP (“SIG”)  notified us that it has voluntarily abandoned and forfeited Warrants, dated December 11, 2009 and March 19, 2010, to purchase a total of 1,000,000 shares of our common stock at $2.00 per share.

Note 8.   Income Taxes

The Company accounts for income taxes under the provisions of the FASB guidance on accounting for income taxes.  The guidance  provides for the recognition and measurement of deferred income tax benefits and liabilities based on the likelihood of their realization in future years.  A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2010, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $11,700,000, which expire at various times through 2030.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits in the financial statements.

Note 9.  Related Party Transactions

During 2006, 2007, 2008 and 2010 the Company borrowed $14,500,000 under various loan agreements with The Co Investment Fund II LP (“CI II”), SIG  and Stewart Greenebaum, LLC (“Greenebaum”). CI II, SIG and Greenebaum each  beneficially owned more than 5% of the Company’s outstanding common stock as of March 31, 2010. CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and Donald Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic  and  Frederick Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with those loans, the Company issued warrants to CI II, SIG and Greenebaum to purchase a total of 7,901,385 shares of common stock. The aggregate fair market value of the warrants at the respective times that the Company issued them was $953,030. In addition, principal and interest on certain notes in the amount of $8,449,123 at March 31, 2010 are convertible into shares of common stock on the same terms and conditions  of the next equity offering. During the three months ended March 31, 2010 and 2009, interest on the CI II Loans amounted to $198,165, and  $190,000, respectively . During 2010 and 2009, we made no principal payments on the loans.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Related Party Transactions (Continued)

In February 2010 we borrowed $1,000,000 from CI II and $1,000,000 from Greenebaum and we issued to each lender a warrant to purchase up to 500,000 shares of common stock at $2 per share. The loans were for a three-year term, with interest at 8% per annum. The aggregate fair market value of the warrants at the time we issued them was $99,980.

In February 2010, Greenebaum and we entered into a Debt Conversion Agreement under which a $1,000,000 note that Lightning Poker issued to Greenebaum in 2007 was converted into 500,000 shares of our Series A Nonvoting Capital Stock. All amounts payable under that note were canceled. Our Nonvoting Stock participates with, and is identical to, our common stock except for the lack of voting rights.

 CI II holds notes in the aggregate principal amount of $10,500,000 as of March 31, 2010, with a weighted average interest rate of 8% per annum. As of March 31, 2010, the aggregate accrued but unpaid interest on all of the notes held by CI II was $2,031,263.

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $801,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $147,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

On April 15, 2010, SIG notified us that it has voluntarily abandoned and forfeited Warrants, dated December 11, 2009 and March 19, 2010, to purchase a total of 1,000,000 shares of our common stock at $2.00 per share. Consequently, SIG no longer is a beneficial owner of more than 5% of our outstanding stock.

As of May 14, 2010 the common stock warrants held by CI II and Greenebaum are as follows:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Shares

CI II	5,401,385	$1.62
Greenebaum	1,500,000	$2.00

Note 10.   Subsequent Events

We considered all material events through the date on which the financial statements were issued and determined there were no reportable matters which have not been disclosed.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance our long- term debt that will become due in 2011, and may also adversely affect the ability of our customers to purchase our product and services; interest rates; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

The information contained in this section has been derived from our financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

 Overview

On January 29, 2008, Lightning Gaming, Inc. (the “Company”) acquired Lightning Poker, Inc. (“Lightning Poker”) in a merger (the “Merger”), under which Lightning Poker became a wholly-owned subsidiary of the Company. As a result of the Merger the stockholders of Lightning Poker became the Company’s stockholders with the same percentage ownership interests in the Company  as they had in Lightning Poker prior to the Merger, all of the Company's previously outstanding stock was canceled with no obligation on the part of the Company for the payment of any consideration, and the Company ceased being a shell company.

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

The System has received Gaming Laboratories Incorporated  (“GLI”) certification for a casino version of Texas Holdem, Omaha, cash, and single table tournament poker, which the Company needs in order to install the System in certain jurisdictions.

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

In the third quarter of 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel-spinning gaming machines in various gaming jurisdictions. The Company’s current products of this nature are described below.

The Company has developed and has received GLI certification for a casino version of Video SCRABBLE.  Video SCRABBLE is a bonus slot machine that engages players with a simple two-draw game play.  The object of the game is to score the highest possible word value using the official SCRABBLE™ (“SCRABBLE”) tournament word list.  The highest value word is calculated and compared to a paytable to calculate the win.  A bonus is initiated when the player uses all seven letters and scores on the paytable. Video SCRABBLE does not require spelling or vocabulary as the game will instantly reassemble drawn letters to form the highest possible word score and will automatically provide word definitions, thereby adding an enjoyable learning aspect to the game.

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

    The SCRABBLE SPIN bonus slot machine is a five reel 20 line game geared towards a traditional slot player. It pays a player if he matches two or more letters on any line. If a 5 letter word is created on any line the player is paid the word value times five.  When The Captain Scrabble Mystery Feature appears it will double or triple the word win. Five to 50 Free Spins are awarded based on the number of Captain Scrabble symbols appearing.

    SCRABBLE Board Bonus is activated when a player picks seven tiles to reveal letters. These letters are placed in a partially completed Scrabble board in the best possible location. Credits are awarded based on Scrabble rules.

The multi rack SCRABBLE slot machine game consists of two draws on 25 racks, rewarding the player for creating a word of 13 points or higher based on Scrabble letter values. Spelling or vocabulary skills are not required. Words and definitions are automatically shown to the player making it easy and entertaining for all.

The SCRABBLE and POPEYE spinning reel games  are a low -volatility game with high-hit frequency bonuses.

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

 We have a history of losses since the Company’s inception. We incurred a net loss of approximately $916,000 in the three  months ended March 31, 2010.

Three Months Ended March 31, 2010  Compared to Three  Months Ended March 31, 2009

( All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2010 were $397,000 compared to $684,000 for the comparable prior year period. The decrease  in revenues was principally due to the absence of  sales of Systems and parts, and the decline in the installed base of Systems.

Sales of gaming products and parts decreased by $151,000 (39%) to $234,000 for the three months ended March 31, 2010 as compared to $385,000 for the three months ended March 31, 2009 principally due to the placement of additional Systems at existing international customers in 2009.

License and service fees decreased by $136,000 (45%) to $163,000 for the three months ended March 31, 2010 as compared to $299,000 for the three months ended March 31, 2009 due to the decline in  placement of  Systems at new and existing casino customers.

Cost of Products Sold

For the three months ended March 31, 2010, cost of products sold decreased $118,000 (64%) to $65,000 as compared to $183,000 for the three months ended Mach 31, 2009 due to the absence of System placements. Gross margins were 72% for the three months ended March 31, 2010 compared with 52% for the three months ended March 31, 2009. The increase in gross margin for the three months ended March 31, 2010 was principally due to the sale of refurbished Systems.

Operating Expenses

Operating expenses decreased by $47,000 to $92,000 for the three months ended March 31, 2010, from $139,000 for the three months ended March 31, 2009.  This decrease was primarily the result lower commissions earned by our distributor due to lower license fees earned in the quarter.

Research and Development Expenses

Research and development expenses decreased by $7,000 to $260,000 for the three months ended March 31, 2010, from $267,000 for the three months ended March 31, 2009. Research and development expenses are primarily related to the development of the System and gaming equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $212,000 to $533,000 for the three months ended March 31, 2010, from $321,000 for the three months ended March 31, 2009.  This increase was primarily due to higher staff-related costs, regulatory fees, compliance costs, timing of audit fees and expenses related to the move to our new office facility.

Depreciation and Amortization

Depreciation and amortization decreased by $ 43,000 to $188,000 for the three months ended March 31, 2010 from $231,000 for the three months ended March 31, 2009. This decrease was primarily related to the absence of depreciation related to the assets impaired  in 2009.

Net Interest Expense

Net interest expense increased by $7,000 to $315,000 for the three months ended March 31, 2010 from $308,000 for the three months ended March 31, 2009. This change was the result of interest expense associated with the additional  funding in 2010 and lower interest earned due to lower  investable cash balances in the current period partly offset by lower warrant expense in the current period.

Change in Value of Warrants

The  change in fair value of our warrants of $142,000  was  mainly due to the declines in the remaining life  of the warrants and the estimated fair market value of our common stock.

Other Income ( Expense)

The Company receives payment in Euros for certain license fees and sales revenues from certain international customers. Other income (expense) represents the change  in  the Euro/US dollar foreign exchange rate.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans and issuances of common stock.

For the three months ended March 31, 2010, we incurred a net loss of $916,000 and used $587,000 of cash in operating activities. At March 31, 2010, we had an accumulated deficit of $16,960,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them  to more casinos and card clubs.

Our current cash requirements are approximately $160,000 to $270,000 per month, principally for salaries, professional services, marketing, office expenses and the purchase of the hardware components for our  products.

Based on our cash flow projections and anticipated revenues, we believe we will be able to support our operations for the foreseeable future. However, if sales of our products do not meet, or our expenses exceed, our projections, we may need to raise additional funds through an offering of securities or a credit facility and refinance our long-term debt that matures in 2011. If that becomes necessary, there is no assurance that such financing and refinancing would be available to us, particularly during this economic recession and severe downturn in the gaming industry. If we need additional funding and refinancing and are unable to obtain it, our financial condition would be adversely affected. We have  received assurance from a major stockholder to support our operations for 2010 should such support become necessary.

In addition, our ability to sell or lease our products on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available at all, or on reasonable terms. Our inability to obtain such financing on terms that allow us to lease our products profitably would hamper our ability to distribute our products on a large scale.

Off-Balance Sheet Arrangements

As of March 31, 2010, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. The Company believes it will be able to support its operations for the foreseeable future. However, if sales of our products do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility and refinance our long-term debt that matures in 2011. If that becomes necessary, there is no assurance that the Company would be able to obtain such funding  on reasonable terms and feasible terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has received assurance from a major stockholder to support its operations for 2010 should such support become necessary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management  is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of March 31, 2010, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.
None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.     Defaults upon Senior Securities
None

Item 4.     Reserved

Item 5.     Other Information
None

Item 6.      Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
3.1*	Articles of incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
10.1*	Debt Conversion Agreement, dated February 5, 2010, among the Company, Lightning Poker, Inc. (“LPI”) and Stewart J. Greenebaum, LLC (“Greenebaum”) (see Exhibit 99.1 to Form 8-K filed February 26, 2010)
10.2*
Loan Agreement, dated February 22, 2010, among LPI, The Co-Investment Fund II, L.P. (“CI II”) and Greenebaum (collectively with CI II, the “Lenders”) (see Exhibit 99.1 to Form 8-K filed February 26, 2010)

10.3*	Promissory Note, dated February 22, 2010, issued by LPI to CI II (see Exhibit 99.3 to Form 8-K filed February 26, 2010)
10.4*	Promissory Note, dated February 22, 2010, issued by LPI to Greenebaum (see Exhibit 99.4 to Form 8-K filed February 26, 2010)
10.5*	Warrant for Stock ($2,000,000 of shares), dated February 22, 2010, issued by the Company to CI II (see Exhibit 99.5 to Form 8-K filed February 26, 2010)
10.6*	Warrant for Stock ($1,000,000 of shares), dated February 22, 2010, issued by the Company to Greenebaum (see Exhibit 99.6 to Form 8-K filed February 26, 2010)
10.7*	Guaranty Agreement, dated February 22, 2010, by the Company in favor of CI II as the Lenders’ Agent (“Agent”) (see Exhibit 99.7 to Form 8-K filed February 26, 2010)
10.8*	Security Agreement, dated February 22, 2010, between LPI and CI II as Agent (see Exhibit 99.8 to Form 8-K filed February 26, 2010)
10.9*	Intellectual Property Security Agreement for Patents and Trademarks, dated February 22, 2010, between LPI and CI II as Agent (see Exhibit 99.9 to Form 8-K filed February 26, 2010)
10.10*	Intellectual Property Security Agreement for Copyrights and Mask Works, dated February 22, 2010, between LPI and CI II as Agent (see Exhibit 99.10 to Form 8-K filed February 26, 2010)
10.11*	Note and Warrant Purchase Agreement, dated March 19, 2010, among the Company, CI II, Greenebaum and SIG Strategic Investments, LLLP (“SIG”) (see Exhibit 99.1 to Form 8-K filed March 25, 2010)
10.12*	Promissory Note, issued as of March 19, 2010 (dated June 30, 2008), by LPI to CI II (see Exhibit 99.2 to Form 8-K filed March 25, 2010)
10.13*	Warrant for Stock (250,000 shares), dated March 19, 2010, issued by the Company to CI II (see Exhibit 99.3 to Form 8-K filed March 25, 2010)
10.14*	Promissory Note, issued as of March 19, 2010 (dated June 30, 2008), by LPI to Greenebaum (see Exhibit 99.4 to Form 8-K filed March 25, 2010)
10.15*	Warrant for Stock (250,000 shares), dated March 19, 2010, issued by the Company to Greenebaum (see Exhibit 99.5 to Form 8-K filed March 25, 2010)
10.16*	Warrant for Stock (500,000 shares), dated March 19, 2010, issued by the Company to SIG (see Exhibit 99.6 to Form 8-K filed March 25, 2010)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
________________
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

Date: May 17, 2010	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director