Form 10-Q
period 2010-06-30
Lightning Gaming, Inc.
filed 2010-08-13
CIK 1392545

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52575

Lightning Gaming, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8583866
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

23 Creek Circle , Boothwyn, Pa 19061
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of  August 9, 2010, 500,000 Series A Nonvoting Capital Stock shares as of August 9, 2010

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:
1	Balance Sheet as Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (audited);
2	Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009;
3	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash	$1,053,874	$457,855
Accounts receivable, net	1,539,907	235,787
Inventory	674,210	788,881
Prepaid expenses	144,466	44,731
Total Current Assets	3,412,157	1,527,254

Property, Plant and Equipment, net	892,338	1,227,563

Intangible Assets net	315,319	183,110
Other Assets	23,918	64,238

Total Assets	$4,644,032	$3,002,165

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long term debt	$11,452,264	$15,879
Accounts payable	480,119	555,241
Accrued interest	2,613,899	-
Accrued expenses	1,305,490	825,917
Total Current Liabilities	15,851,772	1,397,037

Long Term Debt
Long term debt	1,911,128	12,444,297
Accrued interest and other long term liabilities	211,669	2,485,393
Fair value of warrants	145,093	337,643
Total Long Term Liabilities	2,267,890	15,267,333

Commitments

Stockholders' Deficit
PreferPreferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized; June 30, 2010 500,000 shares issued and outstanding	500	-
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,660,285 shares issued and 4,652,474 outstanding at June 30, 2010 and December 31, 2009	4,661	4,661
Additional Paid in Capital	3,749,539	2,385,317
Accumulated deficit	(17,222,519)	(16,044,372)
Treasury stock, 7,811 shares at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(13,475,630)	(13,662,205)

Total Liabilities and Stockholders’ Deficit	$4,644,032	$3,002,165

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2010 and 2009
	Three Months Ended
	June 30,
	2010	2009
Revenues
Sales of systems and parts	$1,689,656	$1,014,488
License and service fees	134,347	288,386
Total revenues	1,824,003	1,302,874

Costs and operating expenses
Cost of products sold	742,716	370,095
Operating expenses	111,333	130,930
Research and development	189,133	299,874
Selling, general & administrative expenses	623,421	554,829
Depreciation and amortization	189,119	294,049
Total costs and operating expenses	1,855,722	1,649,777

Operating loss	(31,719)	(346,903)

Non-operating expense
Net interest expense	(296,528)	(311,618)
Change in value of warrants	64,331	108,718
Other income (expense)	1,707	(1,480)
Net loss	$(262,209)	$(551,283)
Net loss per Series A Nonvoting share-basic and fully diluted	$(0.05)	$-
Net loss per common share-basic and diluted	$(0.05)	$(0.12)
Weighted average Series A Nonvoting shares outstanding- basic and diluted	500,000	-
Weighted average common shares outstanding- basic and diluted	4,652,474	4,647,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2010 and 2009
	Six Months Ended
	June 30,
	2010	2009
Revenues
Sales of systems and parts	$1,923,235	$1,399,800
License and service fees	297,366	587,340
Total revenues	2,220,601	1,987,140

Costs and operating expenses
Cost of products sold	807,756	553,461
Operating expenses	203,359	269,471
Research and development	449,178	567,211
Selling, general & administrative expenses	1,156,384	875,359
Depreciation and amortization	376,829	525,284
Total costs and operating expenses	2,993,506	2,790,786

Operating loss	(772,905)	(803,646)

Non-operating expense
Net interest expense	(611,584)	(619,887)
Change in value of warrants	205,938	14,894
Other income (expense)	404	(14,803)
Net loss	$(1,178,147)	$(1,423,442)
Net loss per Series A Nonvoting share-basic and fully diluted	$(0.24)	$-
Net loss per common share-basic and diluted	$(0.24)	$(0.31)
Weighted average Series A Nonvoting shares outstanding- basic and diluted	333,333	-
Weighted average common shares outstanding- basic and diluted	4,652,474	4,647,474
See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30,
	2010	2009

NET CASH USED IN OPERATING ACTIVITES	$(1,788,590)	$(1,417,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(52,363)	(480,431)
Increase in intangible and other assets	(134,902)	(115,000)
Proceeds from sale of equipment	636,000	903,034

NET CASH PROVIDED BY INVESTING ACTIVITIES	448,735	307,603

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease	(64,126)	(8,241)
Proceeds from issuance of debt	2,000,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,935,874	(8,241)

NET INCREASE (DECREASE) IN CASH	596,019	(1,118,298)

CASH - Beginning of period	457,855	2,429,493

CASH - End of period	$1,053,874	$1,311,195

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$$2,835
Non cash financing activities:
Issuance of Series A Nonvoting capital stock in exchange for a note and accrued interest	$1,206,273	$-
Issuance of capital stock warrants in connection with notes payable	$99,980	$-

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2010

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

Lightning Poker was formed to manufacture and market a variety of gaming products  to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market. The major product to date is a fully automated, proprietary electronic poker table  (the “System”)  The System is designed to improve economics for casino operators while improving overall player experience.

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel spinning gaming machines to customers in various legalized gaming  jurisdictions. The current products are (i) a Video SCRABBLE bonus slot machine (ii) a multi rack Scrabble slot machine and (iii) SCRABBLE  Gems and POPEYE  slot machines.

The Company routinely enters into license agreements for the use of intellectual properties and technologies in its products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 31, 2010 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2009 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at June 30, 2010 and December 31, 2009 was $229,162.

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (continued):

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

Note 2.   Inventory

Inventory consists of the following:

	June 30, 2010	December 31, 2009
Finished products	$74,847	$46,451
Raw materials and work in process	599,363	742,430
Inventory	$674,210	$788,881

Note 3.   Property and Equipment

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
Equipment, principally Systems	$2,363,864	$2,966,703
Furniture and fixtures	56,518	45,582
Leasehold improvements	91,794	83,400
Property, plant and equipment	2,512,176	3,095,685
Less accumulated depreciation	(1,619,838)	(1,868,122)
Property, plant and equipment, net	$892,338	$1,227,563

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	June 30, 2010	December 31, 2009
Purchased licenses, software and other	$430,825	$229,862
Less accumulated amortization	(115,506)	(46,752)
Intangible assets, net	$315,319	$183,110

The software licenses acquired in 2010 and 2009 are being amortized over 3 years.

Note 5.   Debt

Long Term Debt consists of the following:

	June 30, 2010	December 31, 2009

Capital Lease obligation interest at 7.5% payable monthly through March, 2013	$-	$64,126
Notes Payable 8% interest due 2011	11,500,000	12,500,000
Notes Payable 8% interest due 2013	2,000,000	-
Less: unamortized fair market value of warrants	(136,608)	(103,950)
Total long term debt	13,363,392	12,460,176
Less: current maturities	(11,452,264)	(15,879)
Total long term debt	$1,911,128	$12,444,297

 Interest is payable at maturity of the Notes.

In March 2008, the Company entered into a capital lease obligation to finance the purchase of a recreational vehicle.  Annual payments, including interest, under the capital lease were $22,152. The capital lease was secured by the vehicle and a certificate of deposit in the amount of $40,000. The certificate of deposit was included in other assets at December 31, 2009. In March 2010 the Company sold the recreational vehicle and the proceeds were used to repay the capital lease.

In February, 2010 a lender exchanged its $1,000,000 note due in 2010 plus accrued interest of $206,273 for 500,000 shares of Series A Nonvoting Capital Stock.

    Also, in February, 2010 the Company entered into a $2,000,000 three-year loan agreement with interest at 8% per annum.  At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company's next equity financing

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt (continued)

at the same price and upon the same terms as the shares issued in the next equity financing.  In connection with the loan the Company issued warrants to purchase $2,000,000 worth of shares of the Company's capital stock at an exercise price equal to $2.00 per share.  The warrants are exercisable through February 22, 2015.

                 In accordance with various loans obtained by the Company, the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through February, 2015 at prices ranging between $1.10 and $2.00 per share.  The purchase prices are subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation. Expense recognized for the three months ended June 30, 2010 and June 30, 2009 and six months ended June 30, 2010 and June 30,2009 related  to these warrants was  $23,450, $61,017, $80,711  and $122,035, respectively, and was included in interest expense.

Certain notes in the amount of $7,500,000 and related accrued interest of $1,099,123 at June 30, 2010 are convertible, at the discretion of the lender into shares of the Company’s common stock on the same terms and conditions of the next equity financing.

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

At June 30, 2010, the Company had total  license fee commitments and advances  made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,355,000
AdvAdvances made	(100,000)

PotePotential future payments	$1,255,000

As of June 30, 2010, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

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
$467,131

Rent expense for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 was $176,093, $14,916, $193,759 and $32,498, respectively.

The Company has entered into non-exclusive licensing agreements with two vendors whereby the Company is required to pay the vendors for maintenance and software licenses used in conjunction with the Company’s products.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

In May 2010 the Company received a request for payment of $108,000  from the sublandlord of its previously leased office facility. The amount represents prior years maintenance expenses billed by the landlord to the sublandlord. The Company believes this request is  not in accordance with the sublease and is contesting the charges.

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

Options granted   under the Stock Plan  are accounted for  under the FASB guidance for share- based payments.  Accordingly, compensation costs  recognized for the three months ended June 30, 2010 and June 30, 2009 and six months ended June 30, 2010 and June 30, 2009 were $27,061, $29,216, $57,971 and $56,822, respectively.

A summary of option transactions in 2010 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2009	2,448,200	$1.34
Options granted	-	$-
Options exercised	-	$-
Options cancelled	(340,200)	$1.65
Options outstanding at June 30, 2010	2,108,000	$1.30
Options available for grant under the Stock Plan at June 30, 2010	389,000

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

Stock Options (continued):

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

The following table summarizes information with respect to stock options outstanding at June 30, 2010:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,108,000	5.6	$1.30	-	1,050,000	5.7	$1.36	-

The following table summarizes information with respect to stock options outstanding at December 31, 2009:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,488,200	6.1	$1.34	-	995,600	5.6	$1.49	-

As of June 30, 2010, there was approximately $246,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 2.75 years.

Warrants:  In accordance with the loans obtained by the Company (Note 5), the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through February 2015 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (continued)

Warrants (continued)

The following table is a summary of the Company’s warrant activity for the six months ended June 30, 2010:

		Weighted
		Average
	Warrants Outstanding	Exercise Price

Outstanding at December 31, 2009	7,009,145	$1.70
Warrants granted	1,000,000	$2.00
Warrants exercised	-	$-
Warrants cancelled	(1,000,000)	$2.00
Warrants outstanding at June 30, 2010	7,009,145	$1.70

The following table summarizes information with respect to warrants outstanding at June 30, 2010:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	2.4	$1.70	-	7,009,145	$1.70	-

The weighted average fair value per share of each  warrant granted for the six months ended June 30, 2010, was $0.10.

The following table summarizes information with respect to warrants outstanding at December 31, 2009:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	2.6	$1.70	-	7,009,145	$1.70	-

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and decrease in fair value using a Black-Scholes model as of June 30, 2010.

Balance as of January 1, 2010	$337,643
Fair value of warrants issued in 2010	92,382
Fair value of warrants canceled in 2010	(57,317)
Decrease in fair value of warrants	(227,615)
Balance as of June 30, 2010	$145,093

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

 As of June 30, 2010, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $11,400,000, which expire at various times through 2030.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any tax carryforward benefits in the financial statements.

Note 9. Related Party Transactions

During 2006, 2007, 2008 and 2010 the Company borrowed $14,500,000 under various loan agreements with The Co Investment Fund II LP (“CI II”), SIG  and Stewart Greenebaum, LLC (“Greenebaum”). CI II, and Greenebaum each  beneficially owned more than 5% of the Company’s outstanding common stock as of June 30, 2010. CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and Donald Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic  and  Frederick Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with those loans, the Company issued warrants to CI II, SIG and Greenebaum to purchase a total of 7,901,385 shares of common stock. The aggregate fair market value of the warrants at the respective times that the Company issued them was $953,030. In addition, principal and interest on certain notes in the amount of $8,599,123 at June 30, 2010 are convertible into shares of common stock on the same terms and conditions of the next equity offering. During the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009, interest on the CI II Loans amounted to $210,000, $190,000, $408,164 and  $380,000, respectively . During 2010 and 2009, we made no principal payments on the loans.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9. Related Party Transactions (continued)

 CI II holds notes in the aggregate principal amount of $11,500,000 as of June 30, 2010, with a weighted average interest rate of 8% per annum. As of June 30, 2010, the aggregate accrued but unpaid interest on all of the notes held by CI II was $2,482,466.

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $911,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $187,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

On April 15, 2010, SIG notified us that it has voluntarily abandoned and forfeited Warrants, dated December 11, 2009 and March 19, 2010, to purchase a total of 1,000,000 shares of our common stock at $2.00 per share. Consequently, SIG no longer is a beneficial owner of more than 5% of our outstanding stock.

As of June 30, 2010 the common stock warrants held by CI II and Greenebaum are as follows:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Shares

CI II	5,401,385	$1.62
Greenebaum	1,500,000	$2.00

Note 10.   Subsequent Events

We considered all material events through the date of this Form 10-Q filing and determined there were no reportable matters.

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

    A SCRABBLE bonus occurs when a player uses all seven letters that score in the paytable.  The bonus consists of a partially completed SCRABBLE board that is displayed on a secondary screen. The player will automatically get one draw of seven letter tiles that will be sorted into the best word score in the board above.  Word scores from the bonus board are calculated into credits.   If all seven letter tiles are used the player will win an additional 50 points.  Video Scrabble is available as a five- coin game.

    The SCRABBLE Gems bonus slot machine is a five- reel 25 line game geared towards a traditional slot player. A bonus is initiated when a player matches three or more colored  letters on any line. If a 5 letter word is created on any line the player received 10 free spins.  When three or more stars appear  the Scrabble Board Bonus  is triggered.

    When the SCRABBLE Board Bonus is awarded the payer selects seven tiles to reveal letters. These letters are placed in a partially completed Scrabble board in the best possible location. Credits are awarded based on Scrabble rules.

The multi-rack SCRABBLE slot machine game consists of two draws on 25 racks, rewarding the player for creating a word of 13 points or higher based on Scrabble letter values. Spelling or vocabulary skills are not required. Words and definitions are automatically shown to the player making it easy and entertaining for all.

The SCRABBLE Gems and POPEYE spinning reel games  are a low -volatility game with high-hit frequency bonuses.

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

 We have a history of losses since the Company’s inception. We incurred a net loss of approximately $1,200,000 in the six  months ended June 30, 2010.

Three Months Ended June 30, 2010  Compared to Three  Months Ended June 30, 2009
          (All amounts rounded to the nearest $1,000)
Revenues

The Company’s revenues for the three months ended June 30, 2010 were $1,824,000 compared to 1,303,000 for the comparable prior year period. The increase in revenues was due to the increase in  sales of Systems and parts partly offset by lower license and service fees.

Sales of Systems and parts increased by $675,000 (67%) to $1,690,000 for the three months ended June 30, 2010 as compared to $1,014,000 for the three months ended June 30, 2009 principally due to the placement of refurbished Systems at an existing international customer.

License and service fees decreased by $154,000 (53%) to $134,000 for the three months ended June 30, 2010 as compared to $288,000 for the three months ended June 30, 2009 as the world wide recession impacted gaming revenues resulting in lower revenue from a South American customer.

Cost of Products Sold

For the three months ended June 30, 2010, cost of products sold increased $373,000 (100%) to $743,000 as compared to $370,000 for the three months ended June 30, 2009 due to the placement of refurbished Systems at an existing international customer. Gross margins were 56% for the three months ended June 30, 2010 compared with 64% for the three months ended June 30, 2009. The decrease in gross margin for the three months ended June 30, 2010 was principally due to lower selling prices for refurbished Systems and increased selling costs.

 Operating Expenses

Operating expenses decreased by $18,000 to $113,000 for the three months ended June 30, 2010, from $131,000 for the three months ended June 30, 2009.  This decrease was primarily the result of lower commissions due to the decline in license fees.

Research and Development Expenses

Research and development expenses decreased by $111,000 to $189,000 for the three months ended June 30, 2010, from $300,000 for the three months ended June 30, 2009. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $68,000 to $623,000 for the three months ended June 30, 2010, from $555,000 for the three months ended June 30, 2009.  This increase was primarily due to higher marketing staff costs, regulatory fees, compliance and maintenance costs  partly offset by the absence of  collection reserves incurred in 2009.

Depreciation and Amortization

Depreciation and amortization decreased by $105,000 to $189,000 for the three months ended June 30, 2010 from $294,000 for the three months ended June 30, 2009. This decrease was primarily related to the lower installed base of Systems during 2009 and 2010.

Net Interest Expense

Net interest expense decreased by $15,000 to $297,000 for the three months ended June 30, 2010 from $312,000 for the three months ended June 30, 2009. This change was the result of lower warrant cost amortization as a result of the cancellation of certain warrants in the second quarter partly offset by  interest on notes issued in the first quarter of 2010.

Change in Value of Warrants

The change in fair value of our warrants of $64,000 was mainly due to the declines in the remaining life of the warrants and the estimated fair value of our common stock.

 Other Income (Expense)

The Company receives payment in Euros for certain license fees and sales revenues from some international customers. Other income or expense represents foreign exchange transaction costs of conversion of Euros to US dollars.

Six Months Ended June 30, 2010  Compared to Six  Months Ended June 30, 2009

Revenue

The Company’s revenues for the six months ended June 30, 2010 were $2,221,000 compared to $1,987,000 for the comparable prior year period. The increase in revenues was due to the sale of refurbished Systems in the current period  to an international customer partly offset by  lower license fees  due to lower System installations and the negative  impact of the world wide recession on gaming revenues of our customers.

Cost of Products Sold

For the six months ended June 30, 2010, cost of products sold increased $255,000 to $808,000 from $553,000 for the six months ended June 30, 2009. This increase was due to the sale of  refurbished Systems to an international customer. Gross margins were 58% for the six months ended June 30, 2010 compared with 60% for the six months ended June 30, 2009. The decrease in gross margin  was principally due to lower selling prices for refurbished Systems and increased selling costs.

Operating Expenses

Operating expenses decreased by $66,000 to $203,000 for the six months ended June 30, 2010, from $269,000 for the six months ended June 30, 2009.  This decrease was primarily the result of lower commissions due to the decline in license fees.

Research and Development Expenses

Research and development expenses decreased by $118,000 to $449,000 for the six months ended June 30, 2010, from $567,000 for the six months ended June 30, 2009. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $281,000 to $1,156,000 for the six months ended June 30, 2010, from $875,000 for the six months ended June 30, 2009.  This increase was primarily the result of  higher marketing staff costs, regulatory fees, compliance and maintenance costs partly offset by the absence of  collection reserves incurred in 2009.

 Depreciation and Amortization

Depreciation and amortization decreased from $525,000 for the six months ended June 30, 2009 to $377,000 for the six months ended June 30, 2010. This decrease was primarily related to the lower installed base of Systems during 2009 and 2010.

Change in Value of Warrants

The change in fair value of our warrants of $206,000 was mainly due to the declines in the remaining life of the warrant and the estimated fair market value of our common stock.

Net Interest Expense

Net interest expense decreased from $620,000 for the six months ended June 30, 2009 to $612,000 for the six months ended June 30, 2010. This change was the result of lower warrant cost amortization as a result of the cancellation of certain warrants in the second quarter partly offset by interest on notes issued in the first quarter of 2010.

Liquidity and Capital Resources

Since our inception, we have funded our startup costs, operating costs and capital expenditures through loans and issuances of common stock.

For the six months ended June 30, 2010, we incurred a net loss of $1,178,000 and used $1,789,000 of cash in operating activities. At June 30, 2010, we had an accumulated deficit of $17,223,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to more casinos and card clubs.

Our current cash requirements are approximately $160,000 to $270,000 per month, principally for salaries, professional services, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections, anticipated revenues and plans to seek an extension or refinancing of our long-term debt that matures in 2011, we believe we will be able to support our operations for the foreseeable future. However, if sales of our products do not meet, or our expenses exceed, our projections, we may need to raise additional funds through an offering of securities or a credit facility. With respect to our long-term debt that matures in 2011, we will seek to obtain extensions of the maturity date of the notes or refinance the debt. There is no assurance that such additional funding or that an extension or refinancing of our long-term debt would be available to us, particularly during this economic recession and severe downturn in the gaming industry. If we need additional funding and are unable to obtain it or if we are unable to obtain an extension or refinancing of our debt that matures in 2011, then our financial condition would be materially and adversely affected. We have received assurance from a major stockholder to support our operations for 2010 should such support become necessary.

In addition, our ability to sell or lease our products on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available at all, or on reasonable terms. Our inability to obtain such financing on terms that allow us to lease our products profitably would hamper our ability to distribute our products on a large scale.

Off-Balance Sheet Arrangements

As of June 30, 2010, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs and obtain extension or refinancing of the long term debt that is scheduled to mature in 2011. The Company believes it will be able to support its operations for the foreseeable future. However, if sales of our products do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility. With respect to the Company’s long-term debt that matures in 2011, the Company will seek to obtain extensions of the maturity date of the notes or refinance the debt. There is no assurance that the Company would be able to obtain such additional funding or an extension or refinancing of the long-term debt that matures in 2011. If the Company needs additional funding and is unable to obtain it, or if the Company is unable to obtain an extension or refinancing of its debt that matures in 2011, then the Company’s financial condition would be materially and adversely affected. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has received assurance from a major stockholder to support its operations for 2010 should such support become necessary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management  is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of June 30, 2010, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2010	Lightning Gaming, Inc.
By: /s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director