Form 10-K/A
period 2009-12-31
Lightning Gaming, Inc.
filed 2010-09-02
CIK 1392545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to______________________

Commission File Number: 000-52575

Lightning Gaming, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8583866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Creek Circle, Boothwyn, Pa 19061
(Address of principal executive offices) (Zip Code)

(610) 494 5534
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $690,000 based upon the valuation determined by the board of directors when it set the exercise price of stock options on June 29, 2009.

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of  March 19, 2010 was 4,652,474.

The number of shares of the registrant’s Series A Nonvoting Capital Stock, par value $0.001, outstanding as of  March 19, 2010 was 500,000.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission on March 31, 2010, is being filed only for the purposes of (i) expanding the Liquidity and Capital Resources section of Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation in order to summarize certain information appearing elsewhere in the Form 10-K and (ii) clarifying certain terminology that previously appeared in the Liquidity and Capital Resources section.

Except as described above and except for the inclusion of exhibits required in this Form 10-K/A, no changes have been made to the Form 10-K as originally filed.  This Form 10-K/A does not reflect events occurring after the original filing date of our Form 10-K, and it does not update in any way the information or disclosures contained in the Form 10-K as originally filed.

TABLE OF CONTENTS

PART II

Page
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	10

(i)

PART II

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

Liquidity and Capital Resources

We have incurred net losses since inception.  We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock, and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Years Ended December 31,
	2009	2008	Change
Net cash used in operating activities	$(1,567,955)	$(3,000,533)	$1,432,578
Net cash used in investing activities	(386,888)	(1,300,550)	913,662
Net cash provided by (used in) financing activities	(16,795)	4,092,310	(4,109,105)

Net decrease in cash and cash equivalents	(1,971,638)	(208,773)	$(1,762,865)

Cash and cash equivalents, beginning of year	2,429,493	2,638,266

Cash and cash equivalents, end of period	$457,855	$2,429,493

For the year ended December 31, 2009, net cash used in operating activities improved $1.4 million (48%) to $1.6 million as compared to $3.0 million for the year ended December 31, 2008. The improvement was primarily due to the reduction in net loss and reductions in working capital spending.  Our net loss declined by $.9 million and we also significantly curtailed inventory purchases.

Net cash used in investing activities decreased $.9 million (70%) to $.4 million for the year ended December 31, 2009, from $1.3 million for the year ended December 31, 2008.  Cash used in investing activities is primarily a function of the net investment in property, plant and equipment, principally systems used in our operations, and software and brand licenses.

Net cash used in financing activities was $17,000 for the year ended December 31, 2009, compared to cash provided by financing activities of $4.1 million during the year ended December 31, 2008.   During 2009, cash used in financing activities was primarily due to payments on our capital lease obligation.  During 2008, cash provided from financing activities consisted primarily of proceeds from issuance of notes ($4 million), our capital lease obligation ($81,000) and issuance of common stock ($19,000).

In September 2009 CI II agreed to extend to June 30, 2011 the maturity date of $5,500,000 of promissory notes that Lightning Poker issued to CI II in 2006 and 2007.

In February 2010 we borrowed $1,000,000 from CI II and $1,000,000 from Greenebaum and we issued to each lender a warrant to purchase up to 500,000 shares of common stock at $2 per share. The loans were for a three-year term, with interest at 8% per annum. At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of our capital stock in our next equity financing. The warrants are exercisable through 2013. The aggregate fair market value of the warrants at the time we issued them was $99,980.

Also in February 2010, Greenebaum and we entered into a Debt Conversion Agreement under which a $1,000,000 note that Lightning Poker issued to Greenebaum in 2007 was converted into 500,000 shares of our Nonvoting Stock. All amounts payable under that note, other than the principal amount, were canceled.

In March 2008, we entered into a 60- month capital lease obligation to finance the purchase of a recreational vehicle.  Annual payments, including interest, under the capital lease are $22,152. The capital lease is secured by the vehicle and a certificate of deposit in the amount of $40,000. The certificate of deposit is included in other assets.

In June 2008, we entered into a $4,000,000 three-year loan agreement with interest at 8% per annum.  The notes issued under the loan agreement are secured by the assets of Lightning Poker.  At the discretion of the lender, all principal and interest outstanding on the loan may be converted into shares of our capital stock in our next equity financing at the same price and upon the same terms as the shares issued in the next equity financing. In connection with the loan, we issued warrants to purchase $4,000,000 worth of common stock at an exercise price of $2.00 per share.  The warrants are exercisable through June 2013.

Operations and Liquidity Management.

For the year ended December 31, 2009, we incurred a net loss of $4,166,936 and used $1,567,955 of cash in operating activities. At December 31, 2009, we had an accumulated deficit of $16,044,372. During 2009, we reduced our operating expenses, significantly improving our operating results and use of cash.   As of December 31, 2009, our cash balance was $0.5 million.  The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current cash requirements are approximately $160,000 to $260,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we will be able to support our operations during our 2010 fiscal year and we do not expect to have to raise additional capital to fund our operations during 2010. However, if revenue from our products does not meet, or our expenses exceed, our projections, we may need to raise additional funds through an offering of securities or a credit facility. If that becomes necessary, there is no assurance that such funding would be available to us, particularly during this economic recession and severe downturn in the gaming industry. If we need additional funding and are unable to obtain it, our financial condition would be adversely affected.

In addition, our ability to sell or lease our products on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available to us at all, or on reasonable terms, particularly for the reasons mentioned above. Our inability to obtain such financing on terms that allow us to lease our products profitably would hamper our ability to distribute our products on a large scale. Please see Item 1A, “Risk Factors” for discussion of other risks and uncertainties that may also impact our liquidity.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2009:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$16,354,411	$-	$16,354,411	$-	$-
Operating lease obligations(2)	467,131	-	292,735	174,396	-
Capital lease obligations(3)	71,994	22,152	49,842	-	-
Royalty and license fees obligations(4)	1,350,000	150,000	1,200,000	-
Other long-term liabilities	-	-	-	-	-
Total	$18,243,536	$172,152	$17,896,988	$174,396	$-

(1)	Represents the outstanding principal amount of note and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents outstanding principal and interest payable under capital lease obligation related to our purchase of a recreational vehicle.

(4)	Represents royalty and license fee commitments for brand licenses.

 PART IV

Item 15.  Exhibits and Financial Statement Schedules.  The following exhibits are filed or furnished in this
Form 10-K/A:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lightning Gaming, Inc.

Date: September 2, 2010	By:	/s/ Brian Haveson
Brian Haveson
Chief Executive Officer