Form 10-Q
period 2010-09-30
Lightning Gaming, Inc.
filed 2010-11-15
CIK 1392545

Form 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of  November 9, 2010, 500,000 Series A Nonvoting Capital Stock shares as of November 9, 2010

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:
1	Balance Sheet as Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (audited);
2	Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009;
3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current Assets
Cash	$1,654,406	$457,855
Accounts receivable, net	446,473	235,787
Inventory	706,119	788,881
Prepaid expenses	106,710	44,731
Total Current Assets	2,913,708	1,527,254

Property, Plant and Equipment, net	898,213	1,227,563

Intangible Assets net	301,039	183,110
Other Assets	153,333	64,238

Total Assets	$4,266,293	$3,002,165

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of long term debt	$11,466,171	$15,879
Accounts payable	586,955	555,241
Accrued interest	2,843,899	-
Accrued expenses	895,105	825,917
Total Current Liabilities	15,792,130	1,397,037

Long Term Debt
Long term debt	1,919,461	12,444,297
Accrued interest and other long term liabilities	267,295	2,485,393
Fair value of warrants	12,611	337,643
Total Long Term Liabilities	2,199,367	15,267,333

Commitments

Stockholders' Deficit
PreferPreferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized; September 30, 2010 500,000 shares issued and outstanding	500	-
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,660,285 shares issued and 4,652,474 outstanding at September 30, 2010 and December 31, 2009	4,661	4,661
Additional Paid in Capital	3,775,083	2,385,317
Accumulated deficit	(17,497,637)	(16,044,372)
Treasury stock, 7,811 shares at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(13,725,204)	(13,662,205)

Total Liabilities and Stockholders’ Deficit	$4,266,293	$3,002,165

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2010 and 2009
	Three Months Ended September 30,
	2010	2009
Revenues
Sales of systems and parts	$730,471	$130,220
License and service fees	168,455	216,875
Total revenues	898,926	347,095

Costs and operating expenses
Cost of products sold	283,504	75,995
Operating expenses	143,968	134,570
Research and development	198,102	301,225
Selling, general & administrative expenses	313,331	403,715
Depreciation and amortization	160,899	234,360
Total costs and operating expenses	1,099,804	1,149,865

Operating loss	(200,878)	(802,770)

Non-operating expense
Net interest expense	(292,266)	(296,979)
Change in value of warrants	132,482	(178,859)
Other income	85,544	13,625
Net loss	$(275,118)	$(1,264,983)
Net loss per Series A Nonvoting share-basic and fully diluted	$(0.05)	$(0.27)
Net loss per common share-basic and diluted	$(0.05)	$(0.27)
Weighted average Series A Nonvoting shares outstanding- basic and diluted	500,000	-
Weighted average common shares outstanding- basic and diluted	4,652,474	4,647,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months Ended September 30, 2010 and 2009

	Nine months Ended September 30,
	2010	2009
Revenues
Sales of systems and parts	$2,653,706	$1,530,020
License and service fees	465,821	804,215
Total revenues	3,119,527	2,334,235

Costs and operating expenses
Cost of products sold	1,091,260	629,456
Operating expenses	347,327	404,041
Research and development	647,280	868,436
Selling, general & administrative expenses	1,469,715	1,279,074
Depreciation and amortization	537,728	759,644
Total costs and operating expenses	4,093,310	3,940,651

Operating loss	(973,783)	(1,606,416)

Non-operating expense
Net interest expense	(903,850)	(916,866)
Change in value of warrants	338,420	(163,965)
Other income (expense)	85,948	(1,178)
Net loss	$(1,453,265)	$(2,688,425)
Net loss per Series A Nonvoting share-basic and fully diluted	$(0.29)	$(0.58)
Net loss per common share-basic and diluted	$(0.29)	$(0.58)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	388,889	-
Weighted average common shares outstanding- basic and diluted	4,652,474	4,647,474
See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months Ended September 30, 2010 and 2009

	Nine months Ended September 30,
	2010	2009

NET CASH USED IN OPERATING ACTIVITES	$(1,701,323)	$(1,405,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(178,000)	(651,056)
Increase in intangible and other assets	(391,000)	(194,780)
Proceeds from sale of equipment	1,531,000	903,034

NET CASH PROVIDED BY INVESTING ACTIVITIES	962,000	57,198

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease	(64,126)	(12,478)
Proceeds from issuance of debt	2,000,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,935,874	(12,478)

NET INCREASE (DECREASE) IN CASH	1,196,551	(1,360,338)

CASH - Beginning of period	457,855	2,429,493

CASH - End of period	$1,654,406	$1,069,155

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$4,136
Non cash financing activities:
Issuance of Series A Nonvoting capital stock in exchange for a note and accrued interest	$1,206,273	$-
Issuance of capital stock warrants in connection with notes payable	$99,980	$-

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2010

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

On January 29, 2008, under the Agreement and Plan of Merger dated September 28, 2007, Lightning Gaming, Inc. (formerly known as Red Pearl Acquisition Corp.) (the “Company”) completed a merger with Lightning Poker, Inc. (“Lightning Poker”), as a result of which Lightning Poker became a wholly-owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market a variety of gaming products to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market. The major product to date is a fully automated, proprietary electronic poker table (the “System”).The System is designed to improve economics for casino operators while improving overall player experience.

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel spinning gaming machines to customers in various legalized gaming jurisdictions. The current products are (i) a Video SCRABBLE bonus slot machine (ii) a multi rack Scrabble slot machine and (iii) SCRABBLE Gems, Speed Racer and POPEYE slot machines.

The Company routinely enters into license agreements for the use of intellectual properties and technologies in its products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 31, 2010 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair presentation of the Company’s results of operations for the periods presented. The balance sheet data as of December 31, 2009 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at September 30, 2010 and December 31, 2009 was $229,162.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (continued):

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute the System  and  gaming machines and successfully market its products  to more casinos and card clubs, and refinance or extend its long-term debt that is scheduled to mature in June, 2011, as discussed below.

Assuming the Company is able to refinance or extend its long-term debt that is scheduled to mature in June, 2011, the Company believes it will be able to support its operations for the foreseeable future.

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

The Company has approximately $11.5 million of long-term debt that is scheduled to mature in June, 2011. The Company intends to seek refinancing or extension of the maturity date of that debt. If the Company  is unable to obtain a refinancing or extension, its financial condition would be materially and adversely affected.

The Company’s continuance as a going concern is dependent upon the above factors, among others. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above. The Company has received assurance from a major stockholder to support its operations for 2010 should such support become necessary.

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

In June 2009, the FASB issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Hierarchy names the FASB Accounting Standards Codification ("ASC") as the sole source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative GAAP by providing the authoritative literature in a topically organized structure.  The ASC reduces the GAAP hierarchy to two levels, one that is authoritative and one that is not.  The ASC is not intended to change GAAP or any requirements of the SEC.  The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

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

Note 2.   Inventory

Inventory consists of the following:

	September 30, 2010	December 31, 2009
Finished products	$57,642	$46,451
Raw materials and work in process	648,477	742,430
Inventory	$706,119	$788,881

Note 3.   Property and Equipment

Property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Equipment, principally Systems	$2,184,333	$2,966,703
Furniture and fixtures	59,943	45,582
Leasehold improvements	91,794	83,400
Property, plant and equipment	2,336,070	3,095,685
Less accumulated depreciation	(1,437,857)	(1,868,122)
Property, plant and equipment, net	$898,213	$1,227,563

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	September 30, 2010	December 31, 2009
Purchased licenses, software and other	$597,085	$229,862
Less accumulated amortization	(296,046)	(46,752)
Intangible assets, net	$301,039	$183,110

The software licenses acquired in 2010 and 2009 are being amortized over 3 years.

Note 5.   Debt

Long Term Debt consists of the following:

	September 30, 2010	December 31, 2009

Capital Lease obligation interest at 7.5% payable monthly through March, 2013	$-	$64,126
Notes Payable 8% interest due 2011	11,500,000	12,500,000
Notes Payable 8% interest due 2013	2,000,000	-
Less: unamortized fair market value of warrants	(114,368)	(103,950)
Total long term debt	13,385,632	12,460,176
Less: current maturities	(11,466,171)	(15,879)
Total long term debt	$1,919,461	$12,444,297

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

In February, 2010 a lender exchanged its $1,000,000 note due in 2010 plus accrued interest of $206,273 for 500,000 shares of  our Series A Nonvoting Capital Stock (“Nonvoting Stock”).

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

                 In accordance with various loans obtained by the Company, the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through February, 2015 at prices ranging between $1.10 and $2.00 per share.  The purchase prices are subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation. Expense recognized for the three months ended September 30, 2010 and September 30, 2009 and nine months ended September 30, 2010 and September 30, 2009 related  to these warrants was  $41,931, $45,232, $102,948  and $167,267, respectively, and was included in interest expense.

Certain notes in the amount of $7,500,000 and related accrued interest of $1,249,123 at September 30, 2010 are convertible, at the discretion of the lender into shares of the Company’s common stock on the same terms and conditions of the next equity financing.

Note 6. Commitments

 In 2008 the Company entered into a technology agreement with Intuicode for a nonexclusive perpetual license to use its gaming platform/operating system.  The agreement provides for royalty fees on a per-unit basis and is for a term of two years.

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

  In 2010 the Company entered into a technology agreement with Codespace Gaming, Inc. for a nonexclusive perpetual license to use its gaming platform/ operating system.   The agreement provides for a prepayment of royalty fees, subject to certain conditions being met, the purchase of additional royalties on a per-unit basis and is for a term of five years with an option to renew for one year. In addition the Company has entered into a Source Code License Agreement under which the Company may elect to  acquire a non-exclusive, world-wide, fully-paid up, perpetual, nontransferable, royalty-free license to, among other items: (i) modify, duplicate and create derivative works of the Source Code  and (ii) use, reproduce, copy, store, cache, exploit and perform the Source Code.

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

At September 30, 2010, the Company had total  license fee commitments and advances  made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,370,000
AdvAdvances made	(170,000)

PotePotential future payments	$1,200,000

As of September 30, 2010, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2011	300,000
2012	400,000
2013	500,000
Total	$1,200,000

In November, 2009 the Company entered into a lease agreement for its corporate offices. The lease was effective in January, 2010 and is for  a term of sixty seven months.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2010	$-
2011	79,111
2012	105,482
2013	108,142
2014	108,142
Thereafter	66,254
$467,131

Rent expense for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 was $24,869, $16,427, $218,628 and $48,925, respectively.

The Company has entered into non-exclusive licensing agreements with two vendors whereby the Company is required to pay the vendors for maintenance and software licenses used in conjunction with the Company’s products.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

In May 2010 the Company received a request for payment of $108,000 from the sublandlord of its previously leased office facility. The amount represents prior years maintenance expenses billed by the landlord to the sublandlord.The sublandlord has initiated litigation for collection of the maintenance fees. The Company believes this request is  not in accordance with the sublease and is contesting the charges. The Company has filed a counter-suit for breach of contract and  lack of performance and equipment damages.

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

Options granted  under the Stock Plan are accounted for  under the FASB guidance for share- based payments.  Accordingly, compensation costs recognized for the three months ended September 30, 2010 and September 30, 2009 and nine months ended September 30, 2010 and September 30, 2009 were $25,544, $30,772, $83,512 and $87,594, respectively.

A summary of option transactions in 2010 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	2,448,200	$1.34
Options granted	205,000	$2.00
Options exercised	-	$-
Options cancelled	(354,200)	$1.68
Options outstanding at September 30, 2010	2,299,000	$1.35
Options available for grant under the Stock Plan at September 30, 2010	198,000

             Included in the options outstanding at  December 31, 2009 are options for 115,200 shares granted outside the Stock Plan which were cancelled in 2010. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (continued)

Stock Options (continued):

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

The following table summarizes information with respect to stock options outstanding at September 30, 2010:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,299,000	4.9	$1.35	-	1,152,000	5.1	$1.46	-

The following table summarizes information with respect to stock options outstanding at December 31, 2009:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,448,200	6.1	$1.34	-	995,600	5.6	$1.49	-

As of September 30, 2010, there was approximately $194,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 2.5 years.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (continued)

Warrants (continued)

The following table is a summary of the Company’s warrant activity for the nine months ended September 30, 2010:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2009	7,009,145	$1.70
Warrants granted	1,000,000	$2.00
Warrants exercised	-	$-
Warrants cancelled	(1,000,000)	$2.00
Warrants outstanding at September 30, 2010	7,009,145	$1.70

The following table summarizes information with respect to warrants outstanding at September 30, 2010:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	2.1	$1.70	-	7,009,145	$1.70	-

The weighted average fair value per share of each warrant granted for the nine months ended September 30, 2010, was $0.10.

The following table summarizes information with respect to warrants outstanding at December 31, 2009:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	2.6	$1.70	-	7,009,145	$1.70	-

The table below provides a reconciliation of the beginning and ending balances for our warrant liability and decrease in fair value using a Black-Scholes model as of September 30, 2010.

Balance as of January 1, 2010	$337,643
Fair value of warrants issued in 2010	92,382
Fair value of warrants canceled in 2010	(57,317)
Decrease in fair value of warrants	(360,097)
Balance as of September 30, 2010	$12,611

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

 As of September 30, 2010, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $11,800,000, which expire at various times through 2030.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any tax carryforward benefits in the financial statements.

Note 9. Related Party Transactions

During 2006, 2007, 2008 and 2010 the Company borrowed $14,500,000 under various loan agreements with The Co Investment Fund II LP (“CI II”), SIG  and Stewart Greenebaum, LLC (“Greenebaum”). CI II and Greenebaum each  beneficially owned more than 5% of the Company’s outstanding common stock as of September 30, 2010. CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and Donald Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic  and  Frederick Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with those loans, the Company issued warrants to CI II, SIG and Greenebaum to purchase a total of 7,901,385 shares of common stock. The aggregate fair market value of the warrants at the respective times that the Company issued them was $953,030. In addition, principal and interest on certain notes in the amount of $8,749,123 at September 30, 2010 are convertible into shares of common stock on the same terms and conditions of the next equity offering. During the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009, interest on the CI II  and  Greenebaum loans amounted to $270,000, $250,000, $792,776 and  $750,000, respectively . During 2010 and 2009, we made no principal payments on the loans.

In February 2010 we borrowed $1,000,000 from CI II and $1,000,000 from Greenebaum and we issued to each lender a warrant to purchase up to 500,000 shares of common stock at $2 per share. The loans were for a three-year term, with interest at 8% per annum. The aggregate fair market value of the warrants at the time we issued them was $99,980.

In February 2010, Greenebaum and we entered into a Debt Conversion Agreement under which a $1,000,000 note that Lightning Poker issued to Greenebaum in 2007 was converted into 500,000 shares of our Nonvoting Stock. All amounts payable under that note, other than the principal amount that was converted to stock, were canceled. Our Nonvoting Stock participates with, and is identical to, our common stock except for the lack of voting rights.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9. Related Party Transactions (continued)

 CI II holds notes in the aggregate principal amount of $10,500,000 as of September 30, 2010, with a weighted average interest rate of 8% per annum. As of September 30, 2010, the aggregate accrued but unpaid interest on all of the notes held by CI II was $2,451,260.

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $1,021,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $3,000,000 and accrued interest of $489,151 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

On April 15, 2010, SIG notified us that it has voluntarily abandoned and forfeited warrants, dated December 11, 2009 and March 19, 2010, to purchase a total of 1,000,000 shares of our common stock at $2.00 per share. Consequently, SIG no longer is a beneficial owner of more than 5% of our outstanding stock.

As of September 30, 2010 the common stock warrants held by CI II and Greenebaum are as follows:

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance or extend our long- term debt that will become due in June, 2011, and may also adversely affect the ability of our customers to purchase our product and services; interest rates; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

The SCRABBLE Gems bonus slot machine is a five- reel 25 line game geared towards a traditional slot player. A bonus is initiated when a player matches three or more colored  letters on any line. If a 5-letter word is created on any line the player receives 10 free spins.  When three or more stars appear  the Scrabble Board Bonus  is triggered.

When the SCRABBLE Board Bonus is awarded the player selects seven tiles to reveal letters. These letters are placed in a partially completed Scrabble board in the best possible location. Credits are awarded based on Scrabble rules.

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

 We have a history of losses since the Company’s inception. We incurred a net loss of approximately $1,500,000 in the nine months ended September 30, 2010.

Three Months Ended September 30, 2010  Compared to Three  Months Ended September 30, 2009
(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2010 were $899,000 compared to $347,000 for the comparable prior year period. The increase in revenues was due to the increase in sales of Systems and parts partly offset by lower license and service fees.

Sales of Systems and parts increased by $600,000 (462%) to $730,000 for the three months ended September 30, 2010 as compared to $130,000 for the three months ended September 30, 2009 principally due to the placement of refurbished Systems at an existing international customer and the sale of additional Systems to a Canadian customer.

License and service fees decreased by $48,000 (23%) to $168,000 for the three months ended September 30, 2010 as compared to $217,000 for the three months ended September 30, 2009 as the world wide recession impacted gaming revenues resulting in lower revenues from  a South American customer and  the return of Systems from a domestic casino.

Cost of Products Sold

For the three months ended September 30, 2010, cost of products sold increased $208,000 (274%) to $284,000 as compared to $76,000 for the three months ended September 30, 2009 due to the placement of refurbished Systems at an existing international customer and additional Systems to a Canadian customer. Gross margins were 61% for the three months ended September 30, 2010 compared with 42% for the three months ended September 30, 2009. The increase in gross margin for the three months ended September 30, 2010 was principally due to lower equipment  costs of refurbished Systems and lower selling costs.

 Operating Expenses

Operating expenses increased by $9,000 to $144,000 for the three months ended September 30, 2010, from $135,000 for the three months ended September 30, 2009.  This increase was primarily the result of  higher System repair costs and shipping costs partly offset by lower staffing costs and lower commissions due to the decline in license fees.

Research and Development Expenses

Research and development expenses decreased by $103,000 to $198,000 for the three months ended September 30, 2010, from $301,000 for the three months ended September 30, 2009. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $91,000 to $313,000 for the three months ended September 30, 2010, from $404,000 for the three months ended September 30, 2009.  This decrease was primarily due to lower facilities costs, lower collection reserves and lower travel costs partly offset by  higher  regulatory fees,  and compliance costs.

Depreciation and Amortization

Depreciation and amortization decreased by $73,000 to $161,000 for the three months ended September 30, 2010 from $234,000 for the three months ended September 30, 2009. This decrease was primarily related to the lower installed base of Systems during 2009 and 2010.

Net Interest Expense

Net interest expense decreased by $5,000 to $292,000 for the three months ended September 30, 2010 from $297,000 for the three months ended September 30, 2009. This change was the result of lower warrant cost amortization as a result of the cancellation of certain warrants in the second quarter partly offset by  interest on notes issued in the first quarter of 2010.

Change in Value of Warrants

The change in fair value of our warrants of $132,000 was mainly due to the declines in the remaining life of the warrants and the estimated fair value of our common stock.

Other Income

The Company receives payment in Euros for certain license fees and sales revenues from some international customers. Other income or expense represents foreign exchange gains or losses from  conversion of Euros to US dollars.

Nine Months Ended September 30, 2010  Compared to Nine  Months Ended September 30, 2009

Revenues

The Company’s revenues for the nine months ended September 30, 2010 were $3,120,000 compared to $2,334,000 for the comparable prior year period. The increase in revenues was due to the sale of refurbished Systems in the current period  to an international customer partly offset by  lower license fees  due to lower System installations and the negative  impact of the world wide recession on gaming revenues of our customers.

Cost of Products Sold

For the nine months ended September 30, 2010, cost of products sold increased $462,000 to $1,091,000 from $629,000 for the nine months ended September 30, 2009. This increase was due to the sale of  refurbished Systems to an international customer. Gross margins were 59% for both the nine months ended September 30, 2010 and the nine months ended September 30, 2009. Gross margins remained constant year to year as lower selling prices for refurbished Systems were offset by lower equipment costs and  selling costs.

Operating Expenses

Operating expenses decreased by $57,000 to $347,000 for the nine months ended September 30, 2010, from $404,000 for the nine months ended September 30, 2009.  This decrease was primarily the result of lower commissions due to the decline in license fees partly offset by higher repair costs.

Research and Development Expenses

Research and development expenses decreased by $221,000 to $647,000 for the nine months ended September 30, 2010, from $868,000 for the nine months ended September 30, 2009. Research and development expenses are primarily related to the development of the System.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $191,000 to $1,470,000 for the nine months ended September 30, 2010, from $1,279,000 for the nine months ended September 30, 2009.  This increase was primarily the result of  higher marketing staff costs, regulatory fees, compliance and maintenance costs partly offset by the absence of  collection reserves incurred in 2009.

 Depreciation and Amortization

Depreciation and amortization decreased from $760,000 for the nine months ended September 30, 2009 to $538,000 for the nine months ended September 30, 2010. This decrease was primarily related to the lower installed base of Systems during 2009 and 2010.

Change in Value of Warrants

The change in fair value of our warrants of $338,000 was mainly due to the declines in the remaining life of the warrant and the estimated fair market value of our common stock.

Net Interest Expense

Net interest expense decreased from $917,000 for the nine months ended September 30, 2009 to $904,000 for the nine months ended September 30, 2010. This change was the result of lower warrant cost amortization as a result of the cancellation of certain warrants in the second quarter partly offset by interest on notes issued in the first quarter of 2010.

Other Income (Expense)

The Company receives payment in Euros for certain license fees and sales revenues from some international customers. Other income or expense represents foreign exchange gains or losses from  conversion of Euros to US dollars.

Liquidity and Capital Resources

We have incurred net losses since inception.  We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock, and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2010	2009	Change
Net cash used in operating activities	$(1,701,323)	$(1,405,058)	$(296,265)
Net cash provided by investing activities	962,000	57,198	904,802
Net cash provided by (used in) financing activities	1,935,874	(12,478)	1,948,352

Net increase (decrease ) in cash and cash equivalents	1,196,551	(1,360,338)	2,556,889

Cash and cash equivalents, beginning of year	457,855	2,429,493

Cash and cash equivalents, end of period	$1,654,406	$1,069,155

For the nine months ended September 30, 2010, net cash used in operating activities increased  $.3million (21%) to $1.7 million as compared to $1.4 million for the nine months ended September 30, 2009. The increase in cash used in operating activities was primarily due to the increase in working capital spending.

Net cash provided by investing activities increased $.9 million  to $1.0 million for the nine months ended September 30, 2010, from $.1 million for the nine months  ended September 30, 2009.  Cash provided by investing activities is primarily a function of the proceeds from the sale of fixed assets partly offset by the net investment in property, plant and equipment, principally Systems used in our operations, and software and brand licenses.

Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2010, compared to cash used in financing activities of $12,000 during the nine months ended September 30, 2009.   During 2009, cash used in financing activities was primarily due to payments on our capital lease obligation.  During 2010 cash provided from financing activities consisted primarily of proceeds from issuance of notes ($2 million), partly offset by the payment on the capital lease.

In September 2009 The Co Investment Fund II, LP(“CI II”) agreed to extend to June 30, 2011 the maturity date of $5,500,000 of promissory notes that Lightning Poker issued to CI II in 2006 and 2007.

In February 2010 we borrowed $1,000,000 from CI II and $1,000,000 from Stewart Greenebaum, LLC(“Greenebaum”) and we issued to each lender a warrant to purchase up to 500,000 shares of common stock at $2 per share. The loans were for a three-year term, with interest at 8% per annum. At the discretion of the lenders, all principal and interest outstanding on the loans may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued in the next equity financing. The warrants are exercisable through 2013. The aggregate fair market value of the warrants at the time we issued them was $99,980.

Also in February 2010, Greenebaum and we entered into a Debt Conversion Agreement under which a $1,000,000 note that Lightning Poker issued to Greenebaum in 2007 was converted into 500,000 shares of our Series A Nonvoting Capital Stock. All amounts payable under that note, other than the principal amount that was converted to stock, were canceled.

In March 2008, the Company entered into a 60- month capital lease obligation to finance the purchase of a recreational vehicle.  Annual payments, including interest, under the capital lease were$22,152. The capital lease was repaid in 2010.

 Operations and Liquidity Management.

            For the nine months ended September 30, 2010, we incurred a net loss of $1,453,265 and used $1,701,323 of cash in operating activities. At September 30, 2010, our cash balance was $1.7 million.  The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current cash requirements are approximately $150,000 to $260,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we will be able to support our operations during our 2010 fiscal year and we do not expect to have to raise additional capital to fund our operations during 2010. However, if revenue from our products do not meet, or our expenses exceed, our projections, we may need to raise additional funds through a public or private offering of securities or a credit facility. If that becomes necessary, there is no assurance that such financing would be available to us, particularly during this economic recession and severe downturn in the gaming industry. If we need additional funding and are unable to obtain it, our financial condition would be materially and adversely affected.

In any event, due to the June, 2011 maturity of approximately $11.5 million of our long-term debt, we will need to obtain refinancing or extension of the maturity date of that debt. If we are unable to obtain  refinancing or extension, our financial condition would be materially and adversely affected.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2010:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$16,440,411	$14,344,301	$2,096,110	$-	$-
Operating lease obligations(2)	467,131	52,741	321,101	93,289	-
Royalty and license fees obligations(3)	1,200,000	300,000	900,000	-
Other long-term liabilities	-	-	-	-	-
Total	$18,107,542	$14,797,042	$3,317,211	$93,289	$-

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses.

 Off-Balance Sheet Arrangements

As of September 30, 2010, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs and obtain extension or refinancing of the long term debt that is scheduled to mature in 2011. The Company believes it will be able to support its operations for the foreseeable future. However, if sales of our products do not meet, or the Company’s expenses exceed, the Company’s projections, the Company may need to raise additional funds through an offering of securities or a credit facility. With respect to the Company’s long-term debt that matures in 2011, the Company will seek to obtain extensions of the maturity date of the notes or refinance the debt. There is no assurance that the Company will be able to obtain such additional funding or an extension or refinancing of the long-term debt that matures in 2011. If the Company needs additional funding and is unable to obtain it, or if the Company is unable to obtain an extension or refinancing of its debt that matures in 2011, then the Company’s financial condition would be materially and adversely affected. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company has received assurance from a major stockholder to support its operations for 2010 should such support become necessary.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management  is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of September 30, 2010, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 15, 2010	Lightning Gaming, Inc.
By: /s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director