Form 10-K
period 2010-12-31
Lightning Gaming, Inc.
filed 2011-04-07
CIK 1392545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.   20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52575

Lightning Gaming, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8583866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 Creek Circle Boothwyn, PA	19061
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes *      No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐       No  ☒

There is no public market for the registrant's stock. As of June 30, 2010, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s common stock, par value $0.001, outstanding as of March 19, 2011 was 4,652,474. The number of shares of the registrant’s Series A Nonvoting Capital Stock, par value $0.001 per share, outstanding as of March 19, 2011 was 500,000.

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

Products

Our first product was The Lightning Poker Gaming System ("System"), a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch-screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform.

Our System has received Gaming Laboratories Incorporated ("GLI") certification for a casino version of Texas Hold'em, Omaha, cash, and single table tournament poker, which we need in order to install our System in certain jurisdictions.

In 2008, we developed a newer version of the System, which eliminated the need for a separate, stand-alone cashing station. The newer version allows for cashing at the System.

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

As of March 1, 2011, we have sold or leased 58 newer version Systems, as described above, to domestic and international casinos and card rooms. As a result of our experience with the older version System, we wrote off the remaining value of the older version System in 2010.

In the quarter ended September 30, 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel spinning slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines. Our branded games combine advanced graphics, digital music and sound effects and secondary bonus games. The current products are (i) Video Scrabble bonus slot machines, (ii)   multi-rack slot machines and (iii) spinning reel slot machines. We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics and engaging games, and our games incorporate secondary bonus rounds. Currently our games are based on the licensed, well-recognized brands ScrabbleTM , the cartoon characters Popeye and his related family of characters and Speed Racer. Substantially all of our gaming machines utilize technologies and intellectual property licensed from third parties.

In 2009 we began to expand the scope of our product offerings and embarked on an initiative to market our video and reel-spinning slot machines to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines.  We currently have 41 such machines placed in 11 casinos in five jurisdictions and cruise ships. We are working to secure licensing to place those slot machines and the System in a number of new jurisdictions across North America.  The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency.

We have to date, secured licensing to offer our products in 16 jurisdictions.  We expect to be licensed in several additional markets during 2011 and in more jurisdictions over the next several years.  We believe that we will successfully deliver video and reel-spinning slot machines and the System to new markets throughout 2011 and beyond.

Distribution

Our System is distributed to casinos and other legal gaming venues in North America by our employees and internationally through a distribution agreement with Shuffle Master, Inc. (“Shuffle Master”) and its subsidiary. We expect to sell or lease the System directly to other customers, such as bars and restaurants and consumers who are not covered by our distribution agreement with Shuffle Master.

Shuffle Master is a global leader in distributing automatic utility and entertainment products to casinos and gaming venues. Shuffle Master’s leadership position and deep relationships with casino operators provide us with access to key decision-makers in our target market.

Our original agreement with Shuffle Master provided for it to act as the exclusive world- wide distributor for the System to the gaming industry.  Under that agreement, Shuffle Master received a fixed distribution fee for each System placed into operation. The agreement provided for a ten- year term which began on January 22, 2007, with the right of Shuffle Master to renew for additional five -year terms under certain conditions. Under the agreement Shuffle Master was required to place a minimum number of Systems in each of the first five years of the agreement and thereafter use its commercially reasonable efforts to promote, market, distribute and service the product. Shuffle Master did not meet this minimum annual requirement,, which gave us a right to terminate the agreement. As of the date of this report, we have not terminated our relationship with Shuffle Master, but we have modified our distribution agreement as described below.  The agreement also gave Shuffle Master a termination right in the event of a change in control (as defined in the agreement) of Lightning Poker.

Since April 2010 we have been operating under a modified distribution agreement with Shuffle Master and its subsidiary, which has not yet been reduced to a written contract.  Under this modification, which has a five-year term, Shuffle Master’s subsidiary has become our exclusive distributor in Europe and Africa, in return for a higher distribution fee for that subsidiary’s sales in those territories.  In the rest of the world, we continue to use Shuffle Master as our distributor, but on a non-exclusive basis.

Our video and reel-spinning slot machines are marketed in North America by our employees. We plan to distribute those machines internationally through licensed distributors.

Revenue Models

We have four different revenue models for the products that we offer to our customers depending on each individual situation:

●	Customer lease model
●	Outright sale model
●	Revenue sharing model
●	Sale/ license model

We offer a lease program to some of our customers whereby we receive a monthly lease payment and amortize the operating expenses over the term of the lease.  Typical lease agreements involve a month-to-month term. In an outright sale of our System or slot machine, we receive cash for the entire purchase amount.  All operating expenses are booked as they are incurred.  We will typically use this model in situations where there is a strong customer preference for an outright purchase or in situations where leasing to a customer may be impractical due to geographic or financial reasons.  Our third model is a revenue sharing model, where we place our System or slot machine on the floor of the casino or card room and participate in a portion of the revenue generated by the System or slot machine.  Typical revenue sharing agreements involve a month-to-month term and certain agreements provide for a minimum and maximum monthly payment. Our fourth model combines the sale and lease models whereby we sell the equipment and enter into a three- year license agreement with the customer to use our software.

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

Manufacture of Products

We assemble the System at our facility in Boothwyn, Pennsylvania, using off-the-shelf components purchased from a variety of vendors and a table base and top manufactured to our specifications by a vendor of cabinetry products. The off- the-shelf components include touch-screen monitors for the individual player stations, a 45-inch center screen, a hard drive and memory cards, and other electronic equipment and materials.  We perform final assembly of these components in our facility and then test and ship the System to our customers.

Cabinets for our slot machines are produced by a third-party manufacturer.  Generally, we load our gaming software into the cabinets and test the game at our Boothwyn, Pennsylvania facility.

Competition

The gaming machine market is highly competitive and is characterized by the continual introduction of new games and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

●	develop and offer games with higher earnings performance than the games and gaming machines from our competitors;

●	create an expanding and constantly refreshed portfolio of games;

●	identify and develop or obtain rights to commercially marketable intellectual properties;

●	adapt our products for use with new technologies;

●	implement product innovation and reliability;

●	offer mechanical and electronic reliability;

●	generate brand recognition;

●	implement effective marketing and customer support; and

●	offer competitive prices and lease terms.

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

We will compete to gain and expand market acceptance of our products among owners and operators of casinos and card rooms as well as among poker players. The basis on which we will compete will differ between these two groups. We expect to compete for space on a casino’s or card room’s floor principally on the basis of revenue generation, cost savings,  and costs associated with switching from existing gaming devices. We expect to compete to attract and retain poker players principally on the basis of ease of play, speed of play, product functionality and additional games including Shuffle Master products and costs associated with play.

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

From time to time we use a number of licensed trademarks. The trademarks, logos, trade names, and product names used herein, other than ours, are the property of their respective owners.

We routinely enter into license agreements for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

We have entered into  technology agreements with IntueCode Gaming Corporation and Codespace Gaming, Inc. for a nonexclusive perpetual license to use their gaming platforms/operating systems.

Currently we have exclusive license agreements with (i) Hasbro, Inc. and Mattell, Inc. to use the Scrabble brand in gaming devices, (ii) Hearst Holdings, Inc. for the exclusive worldwide use of POPEYE and Blondie and associated characters in gaming devices and (iii) Speed Racer Enterprises, Inc. for the exclusive worldwide( except Japan) use of Speed Racer and associated characters in gaming devices. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

We believe that our use of licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our success. Therefore, we continue to invest in the market positioning of our company and the awareness and recognition of our brand names and brand names that we license.

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 24 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 1, 2011 our products are licensed in, we have filed or are in the process of filing applications in 47 jurisdictions, including certain foreign jurisdictions. Because our System represents a new and innovative technology, it is impossible for us to accurately determine how the various regulatory authorities will view its sale and use, or how long it will take to obtain any required approvals or licenses.

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

We previously applied for gaming regulatory approvals to sell our System in Nevada.  Due to the current state of the United States economy we withdrew  our application without prejudice .

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

Under the IGRA we believe that the System is categorized as a Class II gaming device and therefore we may legally use our System, if we are in compliance with all other applicable laws and regulations, in those tribal casinos located in states where poker is either expressly permitted or not expressly prohibited. However, there is no assurance that our belief is correct. Certain tribes may require a legal opinion that the System qualifies as a Class II device, and the casino itself may seek an opinion from the NIGC. Obtaining such legal opinions may be difficult, time-consuming and expensive, and although NIGC opinions are advisory in nature, should we receive an adverse opinion from the NIGC, it would impact our ability to sell our System to tribal casinos. It is also possible that a court having jurisdiction or the NIGC could determine that our System is a Class III gaming device, the use of which is only permitted if the compact between the state and the tribe allows Class III gaming. There are substantially fewer tribes that are permitted to conduct Class III gaming than are permitted to conduct Class II gaming and therefore such a ruling would significantly impair our ability to sell or lease our System to tribal casinos.

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

Our research and development expenses were $862,988 and $1,099,870 during the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2010 and 2009 revenue from customers outside the United States accounted for approximately $3,182,578 and $2,274,715 or 91% and 80% of revenues, respectively, and five customers  accounted for 81% and 63%, respectively, of  our revenues.  As of December 31, 2010 approximately 62% of our long-lived assets were outside the United States. As of December 31, 2010 and December 31, 2009, three customers and five customers accounted for 60% and 71%, respectively, of our net accounts receivable.

Employees

As of March 1, 2011, we had 18 full-time employees. We also have one consultant that provides legal services and two consultants that provide engineering services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We have accumulated losses of $18,657,088 through the year ended December 31, 2010. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products, including our new slot machines. This may be particularly difficult during the current economic recession in which gaming companies are experiencing significant declines in revenues. Moreover, the market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven in part by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and entry into definitive agreements with customers in those jurisdictions. We anticipate increased expenses, losses and cash flow deficits as we seek additional regulatory approvals for our products and market them in various jurisdictions. We may not receive further regulatory approval in any jurisdiction and even if we do, we may not obtain market acceptance in that jurisdiction. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis.  Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry and capital markets.  We have recently received assurance from a major stockholder to support our operations for 2011 should such support become necessary.

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
●
a decision by our customers or the gaming industry in general to decline to purchase our new gaming devices or to cancel or return previous orders, content or systems in anticipation of newer technologies;

●	an inability to roll out new games, services or systems on schedule as a result of delays in regulatory approval in the applicable jurisdictions, or otherwise and
●	an increase in the popularity of competitors' games.

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

Obtaining such approval is a time-consuming and costly process and cannot be assured. Although a manufacturer of gaming devices may pursue entity regulatory approval with regulators of tribal casinos at the same time that it pursues regulatory approval for its gaming devices, states that license commercial casinos require that a manufacturer obtain entity regulatory approval before seeking approval for gaming devices. In addition, because our System is an innovative product, we expect that some regulatory authorities will be uncertain as to how to classify it. This might result in additional time and expense associated with obtaining regulatory approvals. Even after incurring significant time and expense seeking such regulatory approvals, we may not be able to obtain them.

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

Gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us, and any of our shareholders, to determine whether the individual or shareholder is suitable to those gaming authorities.  If a gaming authority in any jurisdiction fails to find any of our officers, directors or significant shareholders suitable, we may be prohibited from leasing, licensing or selling our products in that jurisdiction and it could adversely affect our regulatory approvals in other jurisdictions.

A finding of suitability is generally determined based upon a myriad of facts and circumstances involving the entity or individual in question, and many gaming authorities have broad discretion in determining suitability.  If any of our officers, directors or significant shareholders are not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling our products in that jurisdiction as long as the individual or entity in question remained an officer, director, or significant shareholder. Such an occurrence would likely delay or prevent our introduction of the System into such jurisdiction.

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

The primary challenges to entering a market are the need to establish relationships with the owners and operators of casinos and card clubs, the requirements for regulatory approvals, and the development of the necessary technology for our products. Our competitors include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals needed to market and sell automated poker tables or slot machines  in our target markets, and we anticipate that the number of such competitors will increase in the future. Most of our competitors have greater financial resources than we have. Therefore, we anticipate that the challenges to entry in our markets would not pose a significant obstacle for such manufacturers if they sought to compete with us.

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

We operate in a very competitive business environment and if we do not adapt our approach and our products to meet this competitive environment, our business, results of operations or financial condition could be adversely impacted.

There is intense competition in the gaming products industry, which is characterized by dynamic customer demand and rapid technological advances. We must continually adapt our approach and our products to meet this demand and match these technological advances and if we cannot do so, our business, results of operations or financial condition may be adversely impacted. Conversely, the development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have an adverse impact on our business, results of operations or financial condition.  Due to the downturn in the economy in general and particularly in the gaming industry, we may not be able to adapt to the market adequately.  If we are unable to remain dynamic in the face of changes in the market, it could have a material adverse effect on our business, results of operations and financial condition.

In general, we compete with other gaming and entertainment products for space on the casino customers’ floor, as well as for our customers' capital and operational spending. Some of the larger gaming supply companies with whom we compete are IGT, Bally, WMS and Aristocrat. New competitors may also enter our key markets.

Also, some of our product segments may compete against each other for space on the casino floor.

A continued downturn in general worldwide economic conditions or in the gaming industry or a reduction in demand for gaming may adversely affect our results of operations.

Our business operations are affected by international, national and local economic conditions. The current recession and continued downturn in the general economy, or in a region constituting a significant source of our customers, or a reduction in demand for gaming, may harm the health of casino operators and our other customers and  result in fewer customers leasing or purchasing our products, which would adversely affect our results.

General worldwide economic conditions continue to be unfavorable. These conditions continue to make it difficult for our customers and us to accurately forecast and plan future business activities and they continue to cause our domestic and foreign customers to slow their spending on both our lease- and sales-based products.  We cannot predict the effect or duration of this economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the gaming industry. If the domestic and foreign markets for our products significantly deteriorate due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

The gaming industry has been particularly impacted by the general economic downturn.

Due to current economic conditions, gaming operators have been less able to secure financing for development projects and have scaled back such projects considerably.  Customers have made significant cuts in expenditures, including layoffs of workers and management employees as well as delayed expansions or new openings.    These conditions may cause both our domestic and international customers to decrease their expenditures on gaming equipment, and our financial condition,  and results of operations  may be negatively affected thereby.

Our domestic and global growth and ability to access capital markets are subject to a number of economic risks.

Financial markets in the United States, Europe and Asia continue to experience diminished liquidity and credit availability(particularly in the gaming industry), rating downgrades of certain investments and declining valuations of others. It is possible that these adverse conditions will continue for a long time or  that there will be an even further deterioration in financial markets and confidence in major economies.

These financial market conditions affect our business in a number of ways. The diminished availability of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of lease orders for our products and services.  Current financial market conditions could also affect our ability to raise funds in the capital and bank lending markets. Our debt includes approximately $11.5 million maturing in 2012.  If economic conditions do not improve by the respective maturity dates of our debt, we might not be able to refinance them on favorable terms, or at all.  This, in turn, could have a material and adverse effect on us.

Risks that impact our customers may impact us.

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

●
adverse economic  conditions in gaming markets such as those being currently experienced, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices;

●	global geopolitical events such as terrorist attacks ,other acts of war or hostility, and popular uprisings and violence such as those that have been occurring in the Middle East; and

●	natural disasters such as major fires, floods, hurricanes, earthquakes and tsunamis and their aftermath, such as the recent ones in Japan.

Economic, political, legal and other risks associated with our international sales could adversely affect our operating results.

Since we sell or lease our products worldwide, our business is subject to risks associated with doing business internationally. Our revenues from customers outside the United States, primarily Canada, and  Europe  accounted for approximately 91% of our consolidated revenue for  2010. Accordingly, our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates;

●	exchange controls;

●	changes in regulatory requirements, such as, without limitation, caps on the number of table games in locations such as Macau;

●	changes in a specific country's or region's political or economic conditions;

●	tariffs, other trade protection measures and import or export licensing requirements;

●	potentially negative consequences from changes in tax laws or application of such tax laws;

●	difficulty in staffing and managing widespread operations;

●	changing labor regulations;

●	requirements relating to withholding taxes on remittances and other payments by customers;

●	different regimes controlling the protection of our property and the ability for us to repossess our equipment or products in the event of a lease default; and

●
intellectual property laws in certain foreign countries that impose criminal penalties for actions that would be subject to only civil penalties in the United States, and the possible effect of such criminal penalties on our gaming licenses.

Our international business is affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we conduct business could result in exchange rate movement, new currency or exchange controls or other restrictions being imposed on our customers.

We also have agreements with casinos in Native American jurisdictions, which may subject us to sovereign immunity risks and could subject us to additional compliance costs.

We compete in a single industry and our business may suffer if our products become obsolete or demand for them decreases, including without limitation, as a result of the downturn in the gaming industry.

We derive substantially all of our revenues from leasing, licensing, selling and other financing arrangements of products of and for the gaming industry. The gaming industry is suffering from a significant downturn, with many casinos implementing layoffs and major reductions in spending. Because of this downturn, our business may materially suffer if our products become obsolete or if use of our products decreases. Additionally, if table games are particularly affected by this market downturn, we may also materially suffer.  Our operating lease agreements with our customers are typically month-to-month and provide for termination upon 30 days' prior notice by either party.  Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition, regulatory changes, or other factors, it could have a material adverse effect on our business, results of operations and financial condition.

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

Although we do not believe it is likely, it is possible that an individual could breach the security of a casino or card club, gain access to the server on which the System operates, and fraudulently manipulate its operations. Any such fraudulent manipulation, defects or malfunctions, or any such problems with our slot machines, could result in financial losses for our customers and, in turn, termination of leases, cancellation of orders, product returns and diversion of our resources.  Even if our customers do not suffer financial losses, casinos and card clubs may replace the System or slot machine if it does not perform according to expectations. Any of these occurrences could also result in the loss of, or delay in, market acceptance of our products  and loss of licenses, leases and sales.

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

In addition, if our revenue is less than we anticipate or if we incur unforeseen expenses, we may need to seek additional equity or debt financing. Under current economic conditions, it is uncertain whether we could obtain such financing. Even if such financing is available, it may not be on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we need, but are unable to obtain, additional financing we may be unable to develop our products, adequately protect our intellectual property, meet customer demand for our products, withstand adverse operating results, or otherwise accomplish our business objectives. More importantly, if we are unable to obtain further financing when needed, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

We are dependent on intellectual property rights.  Therefore, infringement claims against us, patents issued to our competitors, or misappropriation of our trade secrets or other proprietary information may adversely affect us.

Our competitors have patents covering, among other things, gaming machine features, bonusing techniques and related technologies.  If our products use processes or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us.  We have from time to time received correspondence from our principal competitor advising us that it has filed certain patent applications, is aggressively pursuing patent protection for its products, and will aggressively pursue any patent infringers.

Whether a product infringes a patent involves complex legal and factual issues, which can be time-consuming and expensive to resolve. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which may later result in the issuance of patents that our products may infringe or that may lead to infringement claims against us. If our product infringes a patent, we could be prevented from distributing the product unless and until we obtain a license or redesign the product to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in redesigning a product to avoid infringement.

Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the resources to defend against infringement suits brought against us. Furthermore, if we are found to have willfully infringed on another party’s patent, we might be liable for treble damages.

Our products utilize trademarks and other intellectual properties licensed from third parties.  Our future success may depend upon our ability to obtain, retain or expand licenses for popular intellectual properties in a competitive market.  If we cannot renew or expand existing licenses, we may be required to discontinue or limit our use of the products that use the licensed technology or bear the licensed marks.

We also rely on trade secrets and other proprietary information. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

The use of our products could result in product liability claims that could be expensive and that could damage our reputation and harm our business.

Our business exposes us to the risk of product liability claims. Subject to contractual limitations, we will face financial exposure to product liability claims if our products fail to work properly and cause monetary damage to patrons, casinos or card clubs. In addition, defects in the design or manufacture of our products might require us to recall each product that has been leased. Although we maintain product liability insurance, the coverage limits of policies available to us may not be adequate to cover future claims. If a successful claim is brought against us in excess or outside of our insurance coverage, we may be forced to divert resources from the development of our products, the pursuit of regulatory approvals and other working capital needs in order to satisfy such claims.

We are dependent on the success of our customers and are subject to industry fluctuations.

Our success depends on our customers leasing or buying our products to expand their existing operations, replace existing gaming products or equip a new casino. Any slowdown in the replacement cycle as a result of the current downturn in the gaming industry may negatively impact our operations. Additionally, to the extent existing or potential customers choose to allocate capital to expenditures other than gaming products, such as real estate acquisitions, hotel furnishings, restaurants and other improvements, or generally to reduce expenditures, particularly in response to the current downturn in the gaming industry, we may suffer a material adverse effect on our business, results of operations and financial condition.

Certain market risks may affect our business, results of operations and prospects.

In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, fluctuating commodities markets, higher labor costs, increased fuel prices, collectability of receivables and recoverability of residual values on leased assets such as those in certain international markets. Further, some of our customers may experience financial difficulties, possibly as a result of the current downturn in the gaming industry, or may otherwise not pay accounts receivable when due, resulting in increased write-offs.  We may incur material losses in these areas in the future.

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

Our success will depend on the reliability and performance of third -party manufacturers and suppliers.

We currently manufacture the System from component parts obtained from third party suppliers and obtain slot machine cabinets from a third party manufacturer, but we expect in the future to retain third parties to complete all phases of manufacturing. If those manufacturers are unable to meet our requirements, we would be significantly hampered in serving our customers and may miss revenue-generating opportunities. We currently obtain the touch -screen monitors for the System from a single supplier. While changing suppliers for this component is not impossible, doing so would require significant time and effort on our part and could cause us to miss revenue-generating opportunities until we obtain touch -screen monitors from a new supplier. In addition, the supply of the liquid crystal display for the System is uncertain, and we could experience significant backlogs. Our inability to contract with third -party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers.  In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either situation could have an adverse impact on our business, results of operations and financial condition.

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

We are exposed to foreign currency exchange rate risk inherent in our lease and sales commitments, anticipated leases and sales, in foreign jurisdictions, and assets, denominated in Euros.  Fluctuations in the value of the Euro may adversely affect our results of operations. We expect that a significant portion of the volume of our business will continue to be denominated in the Euro and because our financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in the Euro exchange rates.

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

We have been incurring significant additional costs since we became a publicly reporting company in 2008, and we expect this to continue.

Our public company compliance costs before we acquired Lightning Poker in January 2008 in the Merger were not substantial, due to our minimal operations before the Merger. Lightning Poker did not operate as a public company before the Merger. As a publicly reporting company with operations since January 2008, we have been incurring and will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the United States Securities and Exchange Commission (“SEC”), have imposed various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to these matters.

 Our business is subject to quarterly fluctuation.

 Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products, the mix of domestic versus international sales and the mix of lease  versus sales revenue. As a result, our operating results could be volatile, particularly on a quarterly basis.

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

We might not attempt to meet, or we might be unable to meet, the initial listing standards of Nasdaq or any other stock exchange.  Even if we obtain a listing of our common stock, we might be unable to maintain that listing.  Before our stock is so listed, we might seek to have our stock quoted on the OTC Bulletin Board or on the Pink Sheets, where our stockholders may find it more difficult than on a stock exchange to dispose of shares or obtain accurate quotations as to trading price and trading activity. In addition, if we failed to meet criteria set forth in a trading rule issued by the SEC, that rule would impose various practice requirements on broker-dealers who sell our stock to persons other than established customers and accredited investors. This may deter broker-dealers from recommending or selling our stock, which may further reduce its liquidity. This would also make it more difficult for us to raise additional capital.

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

Item   1B.  Unresolved Staff Comments

None.

Item 2. Properties.

We  lease office and warehouse space of 11,566 square feet located at 23 Creek Circle Boothwyn, PA 19061 at an average rental of $83,665 per year. The lease expires in July 2015. This is  the location of our principal offices and substantially all of our operations.  The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

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

Holders of record. On March 19, 2011, there were approximately 78 shareholders of record of our common stock and one shareholder of record of our Nonvoting Stock.  We have no information that indicates the number of beneficial owners  is materially higher.

Dividend policy.   We have never declared or paid cash dividends on our stock. We  intend to retain any future earnings to finance the growth and development of our business and do not intend to pay any cash dividends on our stock in the foreseeable future. Payment of dividends in the future, if any, will be made at the discretion of our board of directors.  Such decisions will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2010, with respect to our stock option plan under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,228,200(1)	$1.36	269,000

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

CAUTIONARY STATEMENT

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the”Exchange Act”).  Forward-looking statements include the words “may,” ”will,” “could,” “would,” “likely,” estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “projections” or “anticipate” or the negative of such terms and similar words and include all discussions about our ongoing or future plans, objectives or expectations.

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

In 2008, we developed a newer version of the System, which eliminated the need for a separate, stand-alone cashing station. The newer version allows for cashing out at the System.

In the quarter ended September 30, 2009, we commenced the design, manufacture, marketing, sale and operation of video and reel spinning gaming machines to customers in various gaming jurisdictions. The current products of this type are (i) a Video Scrabble bonus slot machine, (ii) a multi-rack slot machine and (iii) a spinning reel slot machine. We began to expand the scope of our product offerings and embarked on an initiative to market our game offerings to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

We have generated operating revenue, but we have a history of losses since our inception. We incurred a net loss of $2,612,716 in the fiscal year ended December 31, 2010.

We are registered as an approved vendor to distribute the current version of our System to casinos, tribal casinos and card rooms located in California, Connecticut and Iowa. We have also placed our current System in casinos in the Alberta and British Columbia provinces in Canada, Belgium, Columbia, Finland, Germany, Nicaragua, Panama and Portugal. We are registered as an approved vendor to distribute our slot machines in 16 jurisdictions.  We must obtain regulatory approvals in many additional jurisdictions, including Nevada, in order to fully effectuate our business plan. We may not receive any such regulatory approvals. We recently withdrew our licensing application in Nevada, without prejudice, due to current economic conditions. Due to these and a variety of other factors, including those described under “Risk Factors” in Item 1A of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

Revenue Recognition

We generate revenue from leasing our System and slot machines and from providing maintenance and support services to customers that license our System and slot machines.  We also sell our Systems and slot machines outright (not including the software which is licensed and not sold) to some customers, with a recurring fee for maintenance. We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) guidance on software revenue recognition.

We recognize revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our products are delivered and our ability to collect is reasonably assured. We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The lease agreements are based on either a fixed monthly price or a pre-determined percentage of the monthly net “rake” revenue collected for each System and daily revenue collected for each slot machine.

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

Capitalized Software

We expense internally-developed software costs in accordance with guidance by the FASB with respect to research and development costs. Research and development costs relating principally to the design and development of products are expensed as incurred.

Equity-based Compensation

We account for our stock-based employee compensation awards in accordance with FASB- issued guidance on transactions in which an entity exchanges its equity instruments for goods or services. The FASB guidance also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments. We value stock options issued based upon the Black-Scholes option-pricing model and recognize this value as an expense over the period in which the options vest.

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

	Year ended December 31,	Year ended December 31,
	2010	2009

Weighted average volatility	46.0%	49.0%
Expected dividends	0	0
Expected term (in years)	10	10
Weighted average risk-free interest rate	2.9%	3.5%

Based on the Black-Scholes model, we recorded $110,159 and $118,407 of compensation expense during the years ended December 31, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including noncontrolling interests, contingent consideration, and certain acquired  contingencies. The guidance on business combinations also requires acquisition –related transaction expenses and restructuring costs to be expensed as incurred  rather than capitalized. The guidance also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance  became effective for us on January 1, 2009 and must be applied to business combinations completed on or after that date.

In December 2007, the FASB issued guidance on the accounting and reporting for a noncontrolling interest  in a subsidiary. The guidance is effective for fiscal years beginning on or after December 15, 2008.  The adoption of the guidance did not have any effect on our results of operations, financial condition, or cash flows.

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

In June 2008, the FASB issued guidance on determining whether instruments granted in share-based payment transactions are participating securities. The FASB concluded  that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the calculation of earnings per share pursuant to the two-class method. The guidance  is effective for financial statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. The adoption of the guidance did not have any effect on our consolidated financial statements.

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

In accordance with loans obtained by the Company (Note 5), the lenders hold warrants to purchase 7,009,145 shares of the Company’s common stock at any time through June 2013 at prices ranging between $1.10 and $2.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The Company measures its warrants at fair value. In accordance with the FASB guidance , warrants are classified within Level 3 because they are valued using the Binomial pricing model. Some of the inputs to these valuations are unobservable in the market and are significant.

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

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The guidance  addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The adoption of the guidance did not have any effect on our consolidated financial statements.

In October 2009, the FASB issued guidance on certain revenue arrangements that include software elements. The guidance  reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the guidance many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The guidance also addresses how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, we must elect the same transition method for this guidance as that chosen for revenue recognition for  multiple-deliverable revenue arrangements. The adoption of the guidance did not have any effect on our consolidated financial statements.

In July 2010, the FASB issued accounting standard update (“ASU”) 2010-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard did not have a significant impact on our financial statements or disclosures.

Twelve Months Ended December 31, 2010 Compared to Twelve  Months Ended December 31, 2009
(All amounts are rounded to the nearest thousand)

Revenue

The Company’s revenues for the year ended December 31, 2010 were $3,486,000 compared to $2,828,000 for the prior year. The increase in revenues was primarily due to the sale of Systems in the current period to international customers, partly offset by lower license fees due to lower System installations and the negative impact of the worldwide recession on gaming revenues of our customers.

Cost of Products Sold

For the year ended December 31, 2010, cost of products sold increased $530,000 to $1,216,000 from $686,000 for the year ended December 31, 2009. This increase was due to the cost associated with sale of Systems to international customers. Gross margins were 57% for the year ended December 31, 2010 compared with 59% for the year ended December 31, 2009. The decrease in gross margin was principally due to lower selling prices for  used Systems.

Operating Expenses

Operating expenses increased by $10,000 to $569,000 for the year ended December 31, 2010, from $559,000 for the year ended December 31, 2009.  This increase was primarily the result of recording an inventory obsolescence reserve of $84,000 and the increase in repair costs of $80,000 partly offset by a decline in commissions due to the decline in license fees.

Research and Development Expenses

Research and development expenses decreased by $237,000 to $863,000 for the year ended December 31 2010, from $1,100,000 for the year ended December 31, 2009. The decrease in research and development expenses is  primarily related to lower System development costs, partly offset by development of our new branded gaming products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $59,000 to $1,808,000 for the year ended December 31, 2010, from $1,867,000 for the year ended December 31, 2009.  This decrease was primarily the result of the absence of collection reserves incurred in 2009, partly offset by higher marketing staff costs, regulatory fees, compliance and maintenance costs.

Depreciation and Amortization

Depreciation and amortization decreased from $1,289,000 for the year ended December 31, 2009 to $973,000 for the year ended December 31, 2010. This decrease was primarily related to the lower installed base of Systems during 2009 and 2010, partly offset by an impairment charge of $264,000 on idle Systems and amortization of brand licenses.

Net Interest Expense

Net interest expense increased from $1,188,000 for the year ended December 31, 2009 to $1,196,000 for the year ended December 31, 2010. This change was the result of the issuance of notes payable and related warrants during 2010 of $2,000,000 ,partly offset by absence of interest expense due to  the cancellation of a $1,000,000 note that was exchanged for Series A Nonvoting capital stock.

Change in Value of Warrants

In June 2008, the FASB issued  guidance on determining whether an instrument  is indexed to an entity's own stock. The guidance lays out a procedure to determine if a company's equity-linked financial instrument (or embedded feature) is indexed to its own common stock. The guidance is effective for fiscal years beginning after December 15, 2008. The outstanding warrants that were previously classified in equity were reclassified to derivative liabilities on January 1, 2009 in accordance with the guidance.  We estimated the fair value of these liabilities as of January 1, 2009 to be $16,000. The fair value of these liabilities was $13,000 at December 31, 2010 and $338,000 at December 31, 2009. $310,000 of the $325,000 change in fair value is reported in our consolidated statement of operations as a “Change in value of warrants”. The remaining $15,000 was related to the value of new warrants issued in connection with the sale of 500,000 warrants by a lender.

Liquidity and Capital Resources

We have incurred net losses since inception.  We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock, and loans. These transactions are described in more detail following the discussion of cash flows below:

 Discussion of Statement of Cash Flows

	Year Ended December 31,
	2010	2009	Change
Net cash used in operating activities	$(2,071,946)	$(1,567,955)	$(503,991)
Net cash provided by(used in) investing activities	1,013,596	(386,888)	1,400,484
Net cash provided by (used in) financing activities	1,935,874	(16,795)	1,952,669
Net increase (decrease ) in cash and cash equivalents	877,524	(1,971,638)	$2,849,162
Cash and cash equivalents, beginning of year	457,855	2,429,493
Cash and cash equivalents, end of period	$1,335,379	$457,855

For the twelve months ended December 31, 2010, net cash used in operating activities increased  $.5 million (32%) to $2.1 million as compared to $1.6 million for the twelve months ended December 31, 2009. The increase in cash used in operating activities was primarily due to the decline in license fees .

Net cash provided by investing activities increased $1.4 million  to $1.0 million for the twelve months ended December 31, 2010, from $.4 million used in investing activities for the twelve months  ended  December 31, 2009.  Cash provided by investing activities is primarily a function of the proceeds from the sale of fixed assets partly offset by the net investment in property, plant and equipment used in our operations, and software and brand licenses.

Net cash provided by financing activities was $1.9 million for the twelve months ended December 31, 2010, compared to cash used in financing activities of $17,000 during the twelve months  ended  December 31, 2009.   During 2010, cash used in financing activities was primarily due to payments on our capital lease obligation.  During 2010 cash provided from financing activities consisted primarily of proceeds from issuance of notes ($2 million), partly offset by the payment on the capital lease.

In December 2010 The Co-Investment Fund II, LP (“CI II”) and  Stewart J. Greenebaum, LLC (“Greenebaum”) agreed to extend to June 30, 2012 the maturity date of $11,500,000 of promissory notes that Lightning Poker issued to CI II and Greenebaum in 2006, 2007 and 2008.

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

 Operations and Liquidity Management.

For the  twelve months ended December 31, 2010, we incurred a net loss of $2,600,000 and used $2,072,000 of cash in operating activities. At December 31, 2010, our cash balance was $1.3 million.  The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current cash requirements are approximately $160,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we will  require additional capital to support our operations during  2011. We have recently received assurance from a major stockholder to support our operations for 2011 should such support become necessary.

In addition, our ability to sell or lease our products on a large scale in the future  may require additional financing for working capital. There is no assurance that such additional financing would be available to us, if at all, on reasonable terms, particularly for the reasons discussed  above in the “Risk Factors” item. Our inability to obtain such financing on terms that allow us to lease our products profitably would hamper our ability to distribute our products on a large scale.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2010:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$16,712,411	$-	$16,712, 411	$-	$-
Operating lease obligations(2)	467,131	79,111	321,766	66,254	-
Royalty and license fees obligations(3)	1,200,000	300,000	900,000	-	-
Other long-term liabilities	-	-	-	-	-
Total	$18,379,542	$379,111	$17,934,177	$66,254	$-

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses.

 Off-Balance Sheet Arrangements

As of December 31, 2010, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lightning Gaming, Inc.

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule of Lightning Gaming, Inc. and Subsidiaries listed in item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, as well as assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
April 6, 2011

Lightning Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current Assets
Cash	$1,335,379	$457,855
Accounts receivable, net	170,252	235,787
Inventory	732,562	788,881
Prepaid expenses	110,774	44,731
Total Current Assets	2,348,967	1,527,254

Property, Plant and Equipment, net	508,661	1,227,563

Intangible Assets, net	208,202	183,110
Other Assets	30,371	64,238

Total Assets	$3,096,201	$3,002,165

Liabilities and Stockholders' Deficit
Current Liabilities
Current portion of capital lease	$-	$15,879
Accounts payable	542,841	555,241
Accrued expenses	711,079	825,917
Total Current Liabilities	1,253,920	1,397,037

Long Term Debt and Other Liabilities
Long term notes payable	13,407,871	12,444,297
Interest payable and other long term liabilities	3,379,231	2,485,393
Fair value of warrants	13,169	337,643
Total Long Term Debt and Other Liabilities	16,800,271	15,267,333

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized; 500,000 shares issued and outstanding at December 31, 2010	500	-
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,660,285 shares issued December 31, 2010 and 2009 ; 4,652,474 outstanding December 31, 2010 and 2009	4,661	4,661
Additional paid in capital	3,701,7499	2,385,317
Accumulated deficit	(18,657,088)	(16,044,372)
Treasury stock	(7,811)	(7,811)
Total Stockholders' Deficit	(14,957,989)	(13,662,205)

Total Liabilities and Stockholders’ Deficit	$3,096,201	$3,002,165

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of
 Operations

	Year Ended
	December 31,	December 31,
	2010	2009

Revenues
Sales of systems and parts	$2,824,825	$1,659,576
License fees	612,878	1,115,577
Service revenues	48,756	52,913
Total revenues	3,486,459	2,828,066

Costs and Operating Expenses
Cost of products sold	1,215,912	685,801
Operating expenses	569,363	558,687
Research and development	862,988	1,099,870
Selling, general & administrative expenses	1,808,152	1,867,259
Depreciation and amortization, including impairment charges	972,640	1,289,433
Total costs and operating expenses	5,429,055	5,501,050

Operating Loss	(1,942,596)	(2,672,984)

Non Operating Income (expense)
Net interest expense	(1,196,282)	(1,188,203)
Change in value of warrants	437,842	(307,127)
Other income (expense)	88,320	1,378
Net Loss	(2,612,716)	(4,166,936)
Net loss per Series A Nonvoting share-basic and fully diluted	$(0.51)	$-
Net loss per common share-basic and diluted	$(0.51)	$(.90)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	458,333	-
Weighted average common shares outstanding- basic and diluted	4,652,474	4,649,974

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2010 and December 31, 2009

	Series A Nonvoting Capital Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance December 31, 2008	-	$ -	4,655,285	$4,656	$ 3,174,647	$(12,770,674)	7,811	$(7,811)	$(9,599,182)
Net Loss	-	-	-	-	-	(4,166,936)	-	-	(4,166,936)
Cumulative effect of the adjustment for the fair value of warrants	-	-	-	-	(909,132)	909,132	-	-	-
Reclassification of the fair value of warrants at January 1, 2009	-	-	-	-	-	(15,894)	-	-	(15,894)
Issuance of common stock in payment of services	-	-	5,000	5	1,395	-	-	-	1,400
Stock based compensation	-	-	-	-	118,407	-	-	-	118,407
Balance December 31, 2009	-	-	4,660,285	4,661	2,385,317	(16,044,372)	7,811	(7,811)	(13,662,205)
Net Loss	-	-	-	-	-	(2,612,716)			(2,612,716)
Issuance of Series A Nonvoting capital stock	500,000	500	-	-	1,206,273	-	-	-	1,206,773
Stock based compensation	-	-	-	-	110,159	-	-	-	110,159
Balance December 31, 2010	500,000	$ 500	4,660,285	$4,661	$3,701,749	$(18,657,088)	7,811	$(7,811)	$(14,957,989)

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of
 Cash Flows

	Year Ended
	December 31,	December 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(2,612,716)	$(4,166,936)
Adjustments to reconcile net loss to net cash used in operating activities;
Gain on sale of equipment	(1,166,622)	(567,113)
Depreciation and amortization including impairment charges of $264,438	972,640	1,289,433
Stock based compensation	235,345	303,290
Changes in Assets and Liabilities
Decrease (Increase) in accounts receivable	65,535	(167,268)
Decrease in inventories	56,319	372,487
Decrease (Increase) in prepaid expenses and other assets	(66,043)	202,462
Increase (Decrease) in accounts payable	(12,400)	16,729
Increase in accrued interest	856,095	1,000,000
Increase (Decrease) in accrued expenses	37,743	(158,166)
Increase (Decrease) in warrant fair value	(437,842)	307,127

Net cash used in operating activities	(2,071,946)	(1,567,955)

Cash flows from investing activities
Purchase of equipment	(282,725)	(1,098,631)
Proceeds from sale of equipment	1,531,000	903,034
Increase in intangible assets	(234,679)	(191,291)

Net cash provided by(used in) investing activities	1,013,596	(386,888)

Cash flow from financing activities
Proceeds from issuance of notes	2,000,000	-
Repayment of capital lease	(64,126)	(16,795)

Net cash provided from( used in) financing activities	1,935,874	(16,795)

Net increase(decrease) in cash	877,524	(1,971,638)

Cash beginning	457,855	2,429,493
Cash ending	$1,335,379	$457,855

Supplemental Disclosure of cash Flow Information:
Non cash financing activities:
Issuance of Series A Nonvoting capital stock in exchange for notes and accrued interest	$1,206,273	$-
Issuance of capital stock warrants in connection with notes payable	$99,980	$-
Issuance of common stock in connection with services	$-	$1,400

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

This transaction has been accounted for as a recapitalization of Lightning Poker. For financial accounting purposes, the accompanying financial statements, identified as Lightning Gaming, Inc. and Subsidiaries, include the historical accounts and operations of Lightning Poker. The accounts of Lightning Gaming, Inc. at January 29, 2008 were not material.

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

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel- spinning gaming machines to customers in various gaming jurisdictions. The current products are (i)  Video Scrabble bonus slot machines, (ii)  multi-rack slot machines and (iii)  spinning reel slot machines.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.   The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs. The Company believes it will be able to support its operations for the foreseeable future, and it does not expect to have to raise additional capital to fund its operations. However, if sales of its products do not meet its projections or its expenses exceed its projections, the Company may need to raise additional funds through public or private offerings of its securities or through a credit facility. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have recently received assurance from a major stockholder to support our operations for 2011 should such support become necessary.

In January 2007 Lightning Poker entered into an exclusive licensing and distribution agreement with Shuffle Master, Inc. (“Shuffle Master”).  Pursuant to the agreement, Shuffle Master acted as the worldwide distributor of Lightning Poker’s System to the gaming industry.  In exchange for distributing the System, Shuffle Master  received a fixed distribution fee for each System placed into operation.  The initial term of the agreement was for ten years and was renewable for an additional five -year term at Shuffle Master's option if specific minimum order requirements are met.  Shuffle Master was required to place a minimum  number of Systems in each of the first five years of the agreement, among other things. Shuffle Master did not meet this minimum  annual requirement, which gave us the right to terminate the agreement. We have not terminated our relationship with Shuffle Master, but we have modified our distribution agreement as described below.  The agreement also gave Shuffle Master a termination right in the event of a change in control (as defined in the agreement) of Lightning Poker.

Since April 2010 we have been operating under a modified distribution agreement with Shuffle Master and its subsidiary, which has not yet been reduced to a written contract.  Under this modification, which has a five-year term, Shuffle Master’s subsidiary has become our exclusive distributor in Europe and Africa, in return for a higher distribution fee for that subsidiary’s sales in those territories.  In the rest of the world, we continue to use Shuffle Master as our distributor, but on a non-exclusive basis.

In addition to selling Systems, Shuffle Master is responsible for carrying out all service and maintenance on Systems and will receive all the service revenues.

A summary of the Company’s significant accounting policies is as follows:

Revenue Recognition: The Company generates revenue from leasing our System and slot machines and from providing maintenance and support services to customers that license our System and slot machines.  We also sell our Systems and slot machines outright (not including the software which is licensed and not sold) to some customers, with a recurring fee for maintenance. We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) guidance on software revenue recognition.

The Company recognizes revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our products are delivered and our ability to collect is reasonably assured. We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The lease agreements are based on either a fixed monthly price or a pre-determined percentage of the monthly net “rake” revenue collected for each System and daily revenue collected for each slot machine.

If multiple units of our products are included in any one sale or lease agreement, we allocate revenue to each unit based upon its respective fair value against the total contract value and defer revenue recognition on those units where we have not met all requirements of revenue recognition.

The Company recognizes revenue from maintenance and support services ratably over the term of the support services agreement. We intend to recognize any revenues from professional services not essential to the customers’ use of the software under time-and-materials-based agreements as services are performed.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

For the years 2010 and 2009 revenue from customers outside the United States accounted for approximately $3,182,578 and $2,274,715 or 91% and 80% of revenues, respectively, and five casino customers represented 81% and 63% of total revenues for the years ended December 31, 2010 and December 31, 2009, respectively.

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

Concentrations of Credit Risk: Financial instruments that subject us to credit risk primarily consist of cash and trade receivables. The Company’s credit risk is managed by investing cash  primarily in high-quality financial institutions. Accounts receivable include amounts owed by various customers and groups of customers. No collateral is required. Accounts receivable are not sold or factored. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts and at December 31, 2010 and 2009, the allowance for doubtful accounts receivable was $229,162.

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover given all information presently available. The Company has a reserve of $229,162 as of December 31, 2010 and 2009, respectively. Except for this reserve, the Company believes its  receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered.

At December 31, 2010 and December 31, 2009, accounts receivable from three and five casino customers, respectively,  represented 60% and 71%, respectively, of total accounts receivable.

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the statement of operations, except when certain qualifying expenses are capitalized in accordance with FASB guidance. As of December 31, 2010 and December 31, 2009, no amounts had been capitalized.

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

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. We had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2010 and  2009 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2010 and  December 31, 2009. We do not have an accrual for uncertain tax positions as of December 31, 2010 and December 31, 2009.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2007 and thereafter are subject to examination by the relevant taxing authorities.

Advertising:  The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2010 and 2009 was $38,362 and $60,973, respectively.

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

Stock Option Plan:  The Company has an equity-based compensation plan which is more fully described in Note 7. The Company accounts for its equity-based compensation plan under FASB guidance on share -based payments. Compensation expense has been recognized in connection with the options granted after December 31, 2005 pursuant to the guidance.  All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

Earnings (loss) per share. The Company computes earnings (loss) per share in accordance with generally accepted accounting principles which require presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential dilutive shares due to their anti-dilutive effect.

The Company uses the two-class method in computing earnings per share. Under the two-class method undistributed earnings are allocated among common and participating shares to the extent each security may share in such earnings.

In computing earnings per share, the Company's Nonvoting Stock is considered a participating security. Each share of Nonvoting Stock has identical rights, powers, limitations and restrictions in all respects as each share of common stock of the Company including the right to receive the same consideration per share payable in respect of each share of common stock, except that holders of Nonvoting Stock shall have no voting rights or powers whatsoever.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 2.   Inventory

Inventory consisted of the following:

	December 31, 2010	December 31, 2009
Finished products	$190,185	$46,451
Raw materials	542,377	742,430
Inventory	$732,562	$788,881

Note 3.   Property and Equipment

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Equipment, principally tables	$1,949,000	$2,966,703
Furniture and fixtures	65,908	45,582
Leasehold improvements	91,794	83,400
Property, plant and equipment	2,106,702	3,095,685
Less accumulated depreciation	(1,598,041)	(1,868,122)
Property, plant and equipment, net	$508,661	$1,227,563

During the fourth quarter of 2010 and 2009, the Company reviewed the usefulness of certain older version Systems. As a result of this review the Company recorded an impairment charge of $264,438 and $294,875, respectively.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 3.   Property and Equipment (Continued)

The fair value of the assets was determined based on the sum of the future undiscounted cash flows which were estimated to be $ 0  for the years ended December 31, 2010 and December 31, 2009, respectively. The impairment charge is included in depreciation and amortization expense in the Statement of Operations for the years ended December 31, 2010 and 2009.

Note 4.   Intangible Assets

Intangible assets consist of the following:

	December 31, 2010	December 31, 2009
Purchased licenses, software and other	$275,659	$229,862
Less accumulated amortization	(67,457)	(46,752)
Intangible assets, net	$208,202	$183,110

 The weighted average useful life of purchased licenses and software is 3.3 years.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 4.   Intangible Assets (Continued)

Estimated amortization expense related to recorded intangible assets is as follows:

Year Ending December 31,	Amount
2011	$94,227
2012	56,988
2013	56,987
$208,202

Note 5.   Debt

In January 2007, the Company borrowed $1,000,000 under a one -year loan agreement with interest at 8% per annum.  At the discretion of the lender, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company’s next equity financing at the same price and upon the same terms as the shares issued in the next equity financing.  In connection with the loan the Company issued a warrant to purchase 388,802 shares of the Company’s capital stock at an exercise price equal to $1.286 per share of stock.  The warrant is exercisable through January 31, 2012. In December 2010, the lenders extended the maturity date of the note due in 2011 to 2012.

In April 2007, the Company amended this loan agreement and borrowed an additional $500,000 at 8% interest per annum for one year. The maturity date of the loan has  since been extended. The most recent extension was in December 2010, at which time the lender extended the maturity date to June 30, 2012.  At the discretion of the lender, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued in the next equity financing.  In connection with the loan the Company issued a warrant to purchase 194,401 shares of the Company's capital stock at an exercise price equal to $1.286 per share.  The warrant is exercisable through January 31, 2012.

Also in April 2007, the Company entered into two additional loan agreements, borrowing $100,000 through each, at 8% interest per annum for one year. The loans have been repaid.  In connection with the loans, the Company issued warrants to purchase in total 77,760 shares of the Company's capital stock at an exercise price of $1.286 per share.

In June 2008, the Company entered into a $4,000,000 loan agreement that matures in 2012, with interest at 8% per annum.  The notes issued under the loan agreement are secured by the assets of Lightning Poker.  At the discretion of the lender, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company’s next equity financing at the same price and upon the same terms as the shares issued in the next equity financing. In connection with the loan, the Company issued warrants to purchase $4,000,000 worth of common stock at an exercise price of $2.00 per share.  The warrants are exercisable through June 2013. The Company borrowed $4,000,000 under the June 2008 loan agreement.

In March 2008, the Company entered into a capital lease obligation to finance the purchase of a recreational vehicle.  Annual payments, including interest, under the capital lease were $22,152. At December 31, 2009 the current portion of the capital lease amounted to $15,879. The capital lease was secured by the vehicle and a certificate of deposit in the amount of $40,000. The certificate of deposit was included in other assets. The capital lease obligation was satisfied in  2010.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 5.   Debt (Continued)

In June 2007, the Company entered into a $5,000,000 three-year loan agreement with interest at 8% per annum.  The notes issued under the loan agreement are secured by the assets of the Company.  Warrants were also issued under the loan agreement, and they are exercisable through June 2012. The Company borrowed $4,000,000 and $1,000,000 in June 2007 and July 2007, respectively under the June 2007 loan agreement. In December 2010 the lenders extended the maturity date of the these loans to 2012.

In 2006, the Company entered into a $2,000,000 loan agreement, which matures in 2012, with interest at 8% per annum. Warrants were also issued under the loan agreement, and they are exercisable through June 2012.

Interest on each note is payable at maturity.

Substantially all of the Company’s assets are pledged as collateral on debt.

In accordance with the loans obtained by the Company, the lenders hold warrants, whereby they may purchase 7,009,145 shares of the Company’s stock at any time through June 2013 at a weighted average exercise price of $1.70 per share.  The exercise price shall be subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The fair value of each warrant is estimated on the date of issuance using the Binomial  option pricing model (see Note 7 for the assumptions used in the model). Expense recognized for the years ended December 31, 2010 and 2009 related to these warrants was $125,187 and $184,883, respectively, and was included in interest expense. The fair value of the warrants at the time of issuance is expected to be recognized over the period of the related debt.

Certain notes in the amount of $7,500,000 and related accrued interest of $1,399,123 at December 31, 2010 are convertible at the discretion of the noteholder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

Since the Company's common stock does not trade on an exchange, there is no net cash settlement provision for the convertible debt and as such, the embedded conversion feature contained in the Company's debt agreements is not considered to be a derivative financial instrument.

Long Term Notes Payable consists of the following:

	December 31, 2010	December 31, 2009
Notes Payable 8% interest due 2011	$-	$12,500,000
Notes Payable 8% interest due 2012	11,500,000	-
Notes Payable 8% interest due 2013	2,000,000	-
Capital Lease obligation interest at 7.5% payable monthly through March, 2013	-	48,247
Total notes payable	13,500,000	12,548,247
Less: unamortized fair market value of warrants	(92,129)	(103,950)
Total long term debt	$13,407,871	$12,444,297

In February 2010, a lender exchanged its $1,000,000 note due in 2010 (which had accrued interest of $200,107) for 500,000 shares of Series A Nonvoting Capital Stock.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 5.   Debt (Continued)

Also in February 2010, the Company entered into a $2,000,000 three year loan agreement with interest at 8% per annum.  At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued in the next equity financing.  In connection with the loan the Company issued warrants to purchase $2,000,000 worth of shares of the Company's capital stock at an exercise price equal to $2.00 per share.  The warrants are exercisable through 2013.

See Note 9 Related Party Transactions.

Note 6.   Commitments

In February 2007, the Company leased its corporate office under a noncancelable sublease expiring in March 2010.  In addition to minimum lease payments, the lease required the Company to pay for certain operating expenses and utilities. Rental expense under this lease for the year ended  December  31, 2010 was $103,200 representing billing of prior years’ maintenance charges and $65,353 for the year ended December 31, 2009.

In November 2009, the Company entered into a lease agreement for its new  corporate offices. The lease was effective in January, 2010 and is for a term of sixty seven months. Rental expense under this lease was $140,294  for the year ended December 31, 2010.

Future minimum lease payments  are as follows:

Year Ending December 31,	Amount
2011	79,111
2012	105,482
2013	108,142
2014	108,142
2015	66,254
$467,131

The Company has entered into  non-exclusive licensing agreements with two vendors whereby the Company is required to pay the vendors for maintenance and software licenses used in conjunction with the Company’s products.

In March 2009, the Company entered into an exclusive license agreement with Hasbro, Inc. to use the Scrabble brand in gaming devices distributed in the United States and Canada.  The initial term of the agreement is five years with the Company’s right to extend the agreement for two additional five- year terms if certain performance standards are met. The agreement calls for minimum annual payments and may be cancelled under certain conditions.

In April 2009, the Company entered into an exclusive license agreement with Mattel, Inc. to use the Scrabble brand in gaming devices distributed worldwide excluding the United States and Canada.  The initial term of the agreement is five years with the Company’s right to extend the agreement for two additional two- year terms if certain performance standards are met. The agreement calls for minimum annual payments and may be cancelled under certain conditions.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

In October 2009 the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brand POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan.  The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one- year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to 2012.

In March 2010, the Company entered into an exclusive license agreement with Speed Racer Enterprises, Inc. to use the brand Speed Racer and related family of characters in gaming devices distributed worldwide excluding  Japan.  The initial term of the agreement is for five years with the Company’s right to extend the agreement for three additional years terms upon meeting certain  royalty payments during the initial term .

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

 At December 31, 2010, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,250,000
Advances made	(50,000)

Potential future payments	$1,200,000

As of December 31, 2010, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2011	$300,000
2012	400,000
2013	500,000
Total	$1,200,000

Note 7.   Stockholders’ Deficit

Stock Option Plan:  On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker.  After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2010, the maximum aggregate number of shares issuable

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant.  Options granted will not be exercisable after 10 years from the grant date.  During 2008 the Company issued 240,000 non-qualified stock options to a   stockholder and former director and to a stockholder, officer and director, respectively.  At December 31, 2010 and 2009, 2,228,200 and 2,448,200 options to purchase shares, respectively, had been granted to certain directors, officers, employees and a consultant of the Company.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years.  The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Options granted under the Stock Plan are accounted for under the FASB guidance for share-based payments.  Accordingly, compensation costs of $110,159 and $118,407 have been recognized for the years ended December 31, 2010, and 2009, respectively.

A summary of option transactions in 2010 and 2009 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	1,813,200	$1.68
Options granted	685,000	.44
Options exercised	(3,000)	1.40
Options cancelled	(50,000)	1.10
Options at December 31, 2009	2,448,200	1.34
Options granted	190,000	2.00
Options cancelled	(410,200)	1.58
Options at December 31, 2010	2,228,000	1.36
Options exercisable at December 31, 2010	1,214,000	1.46
Shares available for grant at December 31, 2010	269,000

Included in the options granted during 2008 and options outstanding at December 31, 2009 are 115,200 shares granted outside the Stock Plan. These options have been cancelled during the year ended December 31, 2010. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.  Expected volatility is based upon publicly traded companies with similar characteristics.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2010	2009

Weighted average volatility	46.0%	49.1%
Expected dividends	0	0
Expected term (in years)	10	10
Weighted average risk free interest rate	2.9%	3.5%

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

The weighted average grant-date fair value of options granted during the twelve months ended December 31, 2010 and 2009 was $.16 and $.11, respectively.

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.  The Company estimated 0% forfeitures for the stock options that were granted in 2010 and 2009.

The following table summarizes information with respect to stock options outstanding at December 31, 2010:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,228,000	5.5	$1.36	-	1,214,000	5.5	$1.46	-

The following table summarizes information with respect to stock options outstanding at December 31, 2009:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life ( Years )	Price	Value	Number	Term ( Years )	Price	Value
2,448,200	6.1	$1.34	-	995,600	5.6	$1.49	-

As of December 31, 2010, there was approximately $191,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 3.1 years.

Warrants:  In accordance with the loans obtained by the Company (Note 5), the lenders hold  warrants to purchase  7,009,145 shares of the Company’s stock at any time through June 2013 at  prices ranging between $1.10 and $2.00 per share.  The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements.  The Company calculates the value of these warrants at the time of issuance using a Binomial pricing model.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table is a summary of the Company’s warrant activity for the years ended December 31, 2010 and December 31, 2009:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at January 1, 2009	7,009,145	1.70
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled	-	-
Warrants at December 31, 2009	7,009,145	1.70
Warrants granted	1,000,000	2.00
Warrants exercised	-	-
Warrants cancelled	(1,000,000)	2.00
Warrants at December 31, 2010	7,009,145	1.70
Warrants exercisable at December 31, 2010	7,009,145

The following table summarizes information with respect to warrants outstanding at December 31, 2010:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	1.9	$1.70	-	7,009,145	$1.70	-

The following table summarizes information with respect to warrants outstanding at December 31, 2009:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	2.6	$1.70	-	7,009,145	$1.70	-

The weighted average fair value  per share of each warrant granted for the year ended December 31, 2010 was $.10. There were no warrants granted in 2009.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants (Continued)

The fair value of each warrant is estimated on the date of grant using the Binomial pricing model, with the following assumptions for the year ended December 31, 2010:

2010

Weighted average volatility	46.0%
Expected dividend yield	-
Expected term (in years)	5
Weighted average risk free interest rate	2.47%
Expected dividend yield	-

Note 8.   Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2010 and December 31, 2009 are as follows:

	2010	2009
Current tax expense:
Federal	$-	$-
State	-	-
	$-	$-

Deferred tax benefit:
Federal	$785,000	$1,091,000
State	252,000	353,000
Valuation reserve	(1,037,000)	(1,444,000)
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 20010 and December 31, 2009:

	2010	2009
Deferred tax asset:
Net operating loss carryforward	$5,097,000	$4,499,000
Accounts receivable reserves	94,000	88,000
Accrued expenses	1,636,000	1,225,000
Impairment charge	213,000	214,000
Start up costs	47,000	41,000
Stock based compensation	52,000	49,000
Other	115,000	101,000
	7,254,000	6,217,000
Less valuation allowance	(7,254,000)	(6,217,000)
Net deferred taxes	$-	$-

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 8.   Income Taxes (Continued)

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the statements of operations is as follows for the years ended December 31, 2010 and 2009.

	Year ended December 31,
	2010	2009

Federal tax benefit at statutory rate	$(888,000)	$(1,417,000)
State tax benefit net of federal taxes	(171,000)	(234,000)
Expense on stock options and warrants	77,000	101,000
Accrued expenses	43,000	(27,000)
Warrant valuation	(149,000)	104,000
Other	51,000	29,000
Increase in valuation allowance	1,037,000	1,444,000
Income tax expense	$-	$-

As of December 31, 2010, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $12,445,000, which expire at various times through 2030.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

Note 9. Related Party Transactions

In August 2007, Lightning Poker loaned Brian Haveson, its CEO, the sum of $40,000 (the "Loan"). The proceeds of the Loan were used by Mr. Haveson to purchase all of the outstanding stock of the Company from its sole shareholder. Under the terms of the Loan and the Merger, at the time of the Merger the shares held by Mr. Haveson were cancelled with no obligation on the part of the Company to pay any consideration to Mr. Haveson and the Loan was discharged.

During 2006 and 2007, in various financing transactions Lightning Poker borrowed a total of $5,500,000 from The Co – Investment Fund II , L.P. (“CI II”) at an interest rate of 8% per annum. Also during that time, Lightning Poker borrowed money from SIG  Strategic Investments, LLLP (“SIG”) and Stewart J. Greenebaum, LLC (“Greenebaum”) . In connection with those loans, Lightning Poker issued warrants to CI II, SIG and Greenebaum to purchase a total of 4,901,385 shares of common stock. The aggregate fair market value of the warrants at the respective times that Lightning Poker issued them was $722,387. As a result of the Merger, the warrants became exercisable for shares of our common stock instead of Lightning Poker stock.

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

As a result of transfers in 2009 and 2010 among CI II, SIG and Greenebaum of promissory notes that were issued in 2007 and 2008, CI II holds notes in the aggregate principal amount of $10,500,000 as of March 19, 2011, with a weighted average interest rate of 8% per annum.

For 2009 interest on the notes held by CI II in 2009 amounted to $600,000. For 2010, interest on the notes held by CI II in 2010 amounted to $828,164. During 2010 and 2009, we made no principal or interest payments on the notes. As of March 19, 2011, the aggregate accrued but unpaid interest on all of the notes held by CI II was $2,661,260.

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $1,131,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $267,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As a result of transfers in 2009 and 2010 among CI II, SIG and Greenebaum of common stock warrants that were issued in 2007 and 2008 and the surrender of warrants by SIG, they hold the following warrants as of March 19, 2011:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Shares

CI II	5,401,385	$1.62
Greenebaum	1,500,000	$2.00

Pursuant to the Merger, each warrant to purchase a share of Lightning Poker capital stock became exercisable for a share of the Company’s common stock on the same terms and conditions.

Note 10.   Recently Issued Pronouncements

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including noncontrolling interests, contingent consideration and certain acquired contingencies. The guidance on business combinations also requires that acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized. The guidance  also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 10.   Recently Issued Pronouncements (Continued)

The guidance  became effective for us on January 1, 2009 and must be applied to business combinations completed on or after that date.

In December 2007, the FASB issued guidance on accounting and reporting for a noncontrolling interest in a subsidiary. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of the guidance  did not have any effect on our results of operations, financial condition, or cash flows.

In April 2008, the FASB issued guidance on determining the useful life of intangible assets.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. It became effective for our fiscal year beginning in January 2009. The guidance requires that the  determination of  the useful life of a recognized intangible asset be applied prospectively to intangible assets acquired after the effective date. However, the disclosure requirements of the guidance must be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The adoption of the guidance  did not have any effect on our results of operations, financial condition, or cash flows.

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

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

statements issued for fiscal years beginning after December 15, 2008, requiring all prior-period earnings per share data to be adjusted retrospectively. The adoption of the guidance did not have any effect on our results of operations, financial condition, or cash flows.

Effective January 1, 2009,  we adopted the FASB guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The guidance  applies to any free-standing financial instruments or embedded features that have the characteristics of a derivative, as defined by the FASB guidance on accounting for derivative instruments and hedging activities, and to any free-standing financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting the guidance , our outstanding warrants exercisable for 7,009,145 shares, previously treated as equity pursuant to the derivative treatment exemption, were no longer afforded equity treatment. These warrants have a weighted average exercise price of $1.70 per share and a weighted average remaining life of 3 years. As such, effective January 1, 2009, we reclassified the fair value of these  warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, we reclassified from additional paid-in capital, as a cumulative effect adjustment, $909,000 to beginning retained earnings and $16,000 to a long-term warrant liability to recognize the fair value of such warrants on such date.

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

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair value of warrants

Balance December 31, 2008	$-
Reclassification of the fair value of warrants at January 1, 2009	15,894
Fair value of warrants reissued in 2009	14,622
Net change in fair value of warrants	30,516
Net loss	307,127
Balance December 31, 2009	337,643
Fair value of warrants issued in 2010	113,364
Net gain	(437,842)
Net change in fair value of warrants	(324,478)
Balance December 31, 2010	$13,165

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

In June 2009, the FASB issued  the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Hierarchy”). The Hierarchy names the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC.  The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative generally accepted accounting principles (“GAAP”)  by providing the authoritative literature in a topically organized structure.  The ASC reduces the  hierarchy to two levels, one that is authoritative and one that is not.  The ASC is not intended to change GAAP or any requirements of the SEC.  The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 10.  Recently Issued Pronouncements (Continued)

In October 2009, the FASB issued guidance on revenue recognition for  multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Hierarchy addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The adoption of the guidance will not have a material impact on the Company.

In October 2009, the FASB issued guidance on certain revenue arrangements that include software elements. The guidance  reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement involving the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance  many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The guidance also addresses how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, we must elect the same transition method for this guidance as that chosen for  revenue recognition for multiple-deliverable revenue arrangements. The adoption of the guidance will not have a material impact on the Company.

In July 2010, the FASB issued accounting standard update (“ASU”) 2010-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard did not have a significant impact on our financial statements or disclosures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have no disagreements, transactions or events to report under this item.

Item 9A.  Controls and Procedures.

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

As of December 31, 2010, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective as of December 31, 2010.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART  III

Item  10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors, executive officers and significant employee. All of the Company’s directors took office on January 29, 2008, except Brian Haveson, who became a director of the Company on September 6, 2007 and Mr. Strano who became president of Lightning Poker in December, 2009.

Name	Age	Position Held with the Company
Brian Haveson	47	Chairman, CEO, President, Director
Christopher Strano	38	President of Lightning Poker
Robert Ciunci	64	CFO , Secretary
Donald Caldwell	64	Director
Frederick Tecce	75	Director

Brian Haveson

Mr. Haveson has served as CEO and President of the Company since August, 2007, CEO of Lighting Poker since October 1, 2006, President of Lightning Poker from March 2008 to December 2009 and a director of Lightning Poker since June  2005. From 1994 through 2002, Mr. Haveson served as CFO and CEO of Nutri/System, Inc. Prior to that he was a manager for 4 years with Arthur Andersen in its Turnaround Group. Mr. Haveson has been a professional poker player for over 10 years, cashing in 26 major tournaments including 8 World Series of Poker. He won best overall player honors at the 2002 World Poker Finals. Mr. Haveson received a Bachelor of Science degree in Aerospace Engineering from the University of Maryland and a Masters in Management from Purdue University. Mr. Haveson’s  successful tenure as the CEO of Nutri/System, his consulting role and his professional poker playing background  provide our company with a seasoned and experienced CEO with a player’s perspective.

Robert Ciunci

Mr. Ciunci has served as CFO of Lightning Poker since January  2007, CFO of the Company since January 2008 and Secretary since August 2008. Previously he held various executive positions with both private and publicly-traded gaming companies.  Mr. Ciunci was Chief Operating Officer and CFO of American Wagering, Inc. a publicly-traded casino and sports book operator in Nevada.  Mr. Ciunci was CFO of Autotote Systems, Inc., a publicly-traded service provider to the horse racing industry.  He also was Vice President Finance for the racing division of Scientific Games Corporation. He has held numerous domestic and international gaming licenses including in Nevada, New Jersey and Australia.  Mr. Ciunci is a Certified Public Accountant (“CPA”) and holds a Masters of Business Administration in finance and a Bachelors of Science Degree in accounting from Widener University.

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

Mr. Caldwell  serves on the board of several publicly and privately held companies and civic organizations, including ; Quaker Chemical Corporation (NYSE); Voxware Inc. ; Rubicon Technology, Inc. (NASDAQ);  InsPro Technologies Corp.; Pennsylvania Academy of the Fine Arts (Chairman); and the Committee for Economic Development.

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

Mr. Caldwell’s  extensive experience in the financial markets, venture capital arena and service on corporate boards provides us with significant ,well- respected financial and management leadership in addition to his strong corporate governance background.

Frederick Tecce

Mr. Tecce has been a director since June 2005.   Mr. Tecce is a managing director of Cross Atlantic.  Mr. Tecce works closely with Mr. Caldwell on fundraising, as well as overseeing Cross Atlantic's legal issues, including contracts and intellectual property rights. Mr. Tecce is also  Counsel to the law firm Buchanan Ingersoll & Rooney PC.

Mr. Tecce has served on the board of the Pennsylvania Public School Employees' Retirement System Board, where he was appointed by Governor Tom Ridge in 1995, serving as chairman of the finance committee for five years. Mr. Tecce also serves on the board of another publicly-reporting company, InsPro Technologies Corp.

Most of Mr. Tecce's professional career has been spent as a principal in a company that pioneered and licensed new technology in the textile industry.  This involved managing a long-term, complex, multi-party lawsuit directed to enforcing Lightning Poker’s patent rights.  His experience in managing complex litigation was also the basis for his engagement with two other significant businesses whose existence was threatened by lawsuit disputes.  In addition, Mr. Tecce has launched several new businesses from the seed stage and has been an investor and active participant in several emerging growth companies.

Mr. Tecce  holds a B.A. from the University of Pennsylvania and J.D. from the Dickinson School of Law of Pennsylvania State University.

Mr Tecce’s broad legal and business experience brings an insight and seasoned view and guidance to our board.

Christopher Strano

Mr. Strano was appointed President of Lightning Poker in December 2009, and previously served as Chief Marketing Officer since June 2009. Prior to joining Lightning Poker, Mr. Strano was Vice President of Sales and Marketing for AC Coin & Slot, from June 2004 to June 2009. Prior to 2004 Mr. Strano served as Director of Marketing for Franklin Electronic Publishers, Inc. from October 2000 to June 2004. Mr. Strano holds a Master of Business Administration degree from Drexel University's LeBow School of Business and a Bachelor of Science degree from Trenton State College.

Director Independence

Since our shares are not listed on any stock exchange or traded on any inter-dealer quotation system, our directors are not required to be independent.  Using the definition of independent director contained in the Nasdaq listing standards, Mr. Caldwell and Mr. Tecce would be considered independent. The Nasdaq listing standards define an "independent director" generally as a person, other than an executive officer or employee of the Company or an individual who has a relationship that, in the opinion of the Company's Board of Directors, would interfere with the director's exercise of independent judgment.

Mr. Caldwell and Mr. Tecce serve as the members of the audit committee of the Board of Directors and they meet Nasdaq’s standards for independence of audit committee members.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at or within two years before the time of the filing; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his  involvement in any type of business, securities, commodities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being the subject of, or party to, a judical or administrative order, judgement, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of law or regulation pertaining to securities or commodities, financial institution or insurance company regulation, or mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization ( as defined in the Exchange Act), registered entity (as defined in the Commodities Exchange Act) or equivalent exchange, association, entity or organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (“10% Shareholders”) to file with the SEC certain reports regarding their stock ownership and stock transactions (“Section 16(a) Reports”). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that  the  following reporting persons  did not meet their Section 16(a) reporting obligations on a timely basis during our last fiscal year, as follows:

Donald Caldwell and Frederick Tecce, who are directors and 10% Shareholders, and CI II, which is a 10% Shareholder, each made a late filing of Form 4 to report a February 22, 2010 acquisition of warrants to purchase our common stock.  Stewart J. Greenebaum, LLC, which is a 10% Shareholder, did not file Form 4 to report a February 5, 2010 acquisition of shares of our Nonvoting Stock, a February 22, 2010 acquisition of warrants to purchase our common stock, or a March 19, 2010 acquisition of warrants to purchase our common stock.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We undertake to provide to any person without charge, upon request, a copy of our code of ethics.  Such request should be directed to us in writing as follows:   Mr. Robert Ciunci, Chief Financial Officer, Lightning Gaming, Inc., 23 Creek Circle, Boothwyn, PA 19061.

Audit Committee

We have a separately-designated standing audit committee.  Mr. Caldwell and Mr. Tecce are the audit committee members. The board of directors has determined that Mr. Caldwell is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K.

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we or Lightning Poker paid in 2010 and 2009 to Brian Haveson, our and Lightning Poker’s principal executive officer;  Christopher Strano, President of Lightning Poker; and Robert Ciunci, our and Lightning Poker’s principal financial officer (collectively, our “named executive officers”).

  SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Brian Haveson, Chairman and CEO	2010 2009	$250,000 $250,000	$- $-	$- $-	$- $32,156	$- $-	$- $-	$15,207 $13,625	$265,207 $295,781

Christopher Strano, President of Lightning Poker (3)	2010 2009	$210,000 $106,997	$- $-	$- $-	$- $11,840	$25,000 $-	$- $-	$15,207 $5,468	$250,207 $124,305

Robert Ciunci, CFO	2010 2009	$108,600 $105,000	$- $-	$- $-	$- $-	$- $-	$- $-	$- $-	$108,600 $105,000

NOTES:

(1)
The amounts in the Option Awards column reflect the aggregate grant date fair value of the options computed in accordance with FASB ASC Topic 718. See “Equity-Based Compensation” in Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this report for additional information regarding our valuation assumptions with respect to stock option awards. See “Outstanding Equity Awards at Fiscal Year-End” below for the material terms of the grants of stock options.

(2)	Includes an employer contribution to an employee benefit plan that is available to all employees.
(3)
Mr. Strano became an executive officer in 2009.  Mr. Strano's employment contract provides for, among other things, (a) monthly base salary of $17,568, (b) one year's severance pay if his employment terminates other than for cause and he does not accept employment with a gaming company during the one-year period, (c) options for 250,000 shares at an exercise price of $.27 per share under the 2007 Plan and (d) an incentive compensation plan that guarantees at least $25,000 after one year of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised stock options granted to our named executive officers, which were outstanding on December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day / mo/ year)
Brian Haveson (1)	350,000	400,000	-	$2.56	08/08/2017
	-	250,000	-	$.28	07/05/2014
Christopher Strano(2)	100,000	200,000	-	$.28	29/06/2019
Robert Ciunci(3)	120,000	55,000	-	$1.10	08/01/2017
	10,000	15,000	-	$2.00	17/10/2018

NOTES:

(1)
At December 31, 2010, Mr. Haveson held options to purchase an aggregate of 750,000 shares. Options for 100,000 shares vest each August until 2012 and options for 50,000 shares vest each May until 2014.

(2)	At December 31, 2010, Mr. Strano held options to purchase 250,000 shares. Options for 50,000 shares vest each June until 2014.
(3)
At December 31, 2010, Mr. Ciunci held options to purchase an aggregate of 175,000 shares. Options for 30,000 shares vest each January until 2012 and options for 5,000 shares vest each October until 2013.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our common stock were beneficially owned as of  March 19, 2011  by (1) each person known by us to be the beneficial owner of more than 5% of our  common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options or warrants, within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. For each person or the group reported in the table below we based our calculation of the percentage owned of 4,652,474 shares and added shares that such person or group (as the case may be) may acquire within 60 days to the number of other shares that such person or the group owns as well as to the number of shares outstanding. See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Boothwyn, Pennsylvania 19061.

Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent of Class
Donald Caldwell	6,241,385	(1)	62.1%
Fredrick C. Tecce	5,831,385	(2)	58.0%
Brian Haveson	1,138,409	(3)	22.5%
Robert Ciunci	130,000	(4)	2.7%
Christopher Strano	100,000	(4)	2.1%
All directors and executive officers as a group (5 persons)	8,039,794	(7)	75.3%

5% Shareholders:
CI II and related parties	5,401,385	(1)(5)	53.7%
Seth Berger	469,916	(6)	9.6%
Stewart J. Greenebaum, LLC (“Greenebaum”)	1,500,000	(8)	24.4%

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

(3)	Includes options to purchase 400,000 shares.
(4)	Consists of options to purchase shares.
(5)	Consists of warrants to purchase shares. The address of Cross Atlantic and CI II is Five Radnor Corporate Center, Suite 55, 100 Matsonford Road, Radnor, Pa 19087.
(6)	Includes options to purchase 240,000 shares. The address is 3 Dovecote Lane, Malvern, Pa 19355.
(7)	Includes an aggregate of 6,031,385 shares that can be acquired through the exercise of options and warrants.
(8)
Consists of warrants to purchase shares. The address of Greenebaum is Five Radnor Corporate Center, Suite 55, and 100 Matsonford Road, Radnor, Pa 19087. Greenebaum also holds all 500,000 outstanding shares of our Nonvoting Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We are reporting the transactions below based on the following relationships:  (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; (2)  Mr. Caldwell is the founder and CEO and Mr. Tecce is a managing director and of counsel of Cross Atlantic; (3), Greenebaum is a 5% Shareholder; and (4) SIG Strategic Investments LLP (“SIG”) was a 5% Shareholder until April 15, 2010.

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

In April 2010 SIG voluntarily abandoned its warrants to purchase up to one million shares of our common stock at $2.00 per share, at which time SIG ceased being a 5% Shareholder.

In December 2010, CI II agreed to extend to June 30, 2012 the maturity date of $9,500,000 of promissory notes that Lightning Poker issued under various loan agreements to CI II in 2006, 2007 and 2008, some of which had also been subject to prior extensions.

As a result of transfers among CI II, SIG and Greenebaum in 2009 and 2010 of promissory notes that were issued in 2007 and 2008, CI II holds notes in the aggregate principal amount of $10,500,000 as of March 19, 2011, with a weighted average interest rate of 8% per annum.

For 2009, interest on the notes held by CI II in 2008 amounted to $600,000.  For 2010, interest on the notes held by CI II in 2010 amounted to $826,164.  During 2009 and 2010, we made no principal or interest payments on the notes.  As of March 19, 2011, the aggregate accrued but unpaid interest on all of the notes held by CI II was $2,661,260.

Included in the notes held by CI II and accrued interest thereon are  notes in the principal amount of $5,500,000 and accrued interest of $1,131,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest  of  $267,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As a result of transfers among CI II, SIG and Greenebaum in 2009 and 2010 of common stock warrants that were issued in 2007 and 2008, they hold the following warrants as of March 19, 2011:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share
CI II	5,401,385	$1.62
Greenebaum	1,500,000	$2.00

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of McGladrey & Pullen, LLP (“M&P”) as our principal accountant to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2010.  M&P previously performed similar audit and review services for us and Lightning Poker for the years ended December 31, 2009, December 31, 2008 and December 31, 2007.

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

The aggregate fees billed to us by M&P in 2010 and in 2009 were $138,800 and $130,000 respectively. All of M&P’s billings were for audit services, which consisted of  the audits of our   annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings.

Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)           Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31,  2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

(a)(2) and (c )        Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (b )         Exhibits

EXHIBIT NUMBER		EXHIBIT DESCRIPTION
2.1	*	Agreement and Plan of Merger by and among the Company, LPI Acquisition Corp. and Lightning Poker (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1	*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2	*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
10.1	*
Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc.  (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]

10.2	*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3	*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.4*	Lightning Poker Warrant for Stock (909,091 shares) issued to The Co-Investment Fund II, L.P. (“CI II”) dated July 25, 2006 (see Exhibit 10.6 to Form 8-K filed January 30, 2008)
10.5 *	Lightning Poker Warrant for Stock (909,091 shares) issued to CI II dated November 8, 2006 (see Exhibit 10.7 to Form 8-K filed January 30, 2008)
10.6 *	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.7 *	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.8*	Lightning Poker Amended and Restated Warrant for Stock ($500,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.10 to Form 8-K filed January 30, 2008)
10.9*	Lightning Poker Amended and Restated Warrant for Stock ($250,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.11 to Form 8-K filed January 30, 2008)
10.10*	Lightning Poker Warrant for Stock ($2,000,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.12 to Form 8-K filed January 30, 2008)
10.11*	Lightning Poker Warrant for Stock ($1,000,000 of shares) issued to Stewart J. Greenebaum, LLC (“Greenebaum”) dated June 27, 2007 (see Exhibit 10.14 to Form 8-K filed January 30, 2008)
10.12*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.13*	Software License Agreement with Standing Stone Gaming (see Exhibit 10.16 to Form 8-K filed January 30, 2008)
10.14*	Loan Agreement dated July 27, 2006 by and among PokerMatic, Inc. d/b/a Lightning Poker and CI II (see Exhibit 10.17 to Form 8-K/A filed April 29, 2008)
10.15*	Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.18 to Form 8-K/A filed April 29,2008)
10.16*	First Amendment dated April 12, 2007 to Loan Agreement dated January 31, 2007 by and among Lightning Poker, Inc. and CI II (see Exhibit 10.19 to Form 8-K/A filed April 29, 2008)
10.17 *	Loan Agreement dated June 27, 2007 by and among Lightning Poker, CI II, SIG and Greenebaum (see Exhibit 10.21 to Form 8-K/A filed April 29, 2008)
10.18*	Second Amendment dated January 16, 2008 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.20 to Form 8-K/A filed April 29, 2008)
10.19*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.20*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.21*	Loan Agreement dated June 30, 2008 among Lightning Poker, SIG Strategic Investments, LLLP (“SIG”) and CI II (see Exhibit 99.1 to Form 8-K filed July 7, 2008)
10.22*	Promissory Note issued by Lightning Poker to CI II dated June 30, 2008 (see Exhibit 99.2 to Form 8-K filed July 7, 2008)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.23*	Warrant for Stock issued by the Company to CI II dated June 30, 2008 (see Exhibit 99.4 to Form 8-K filed July 7, 2008)
10.24*	Guaranty Agreement by the Company in favor of CI II as the Lenders’ Agent (“Agent”) dated June 30, 2008 (see Exhibit 99.6 to Form 8-K filed July 7, 2008)
10.25*	Security Agreement between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.7 to Form 8-K filed July 7, 2008)
10.26*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.8 to Form 8-K filed July 7, 2008)
10.27*	Intellectual Property Security Agreement for Copyrights and Masked Works between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.9 to Form 8-K filed July 7, 2008)
10.28*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.29*	Agreement with CI II, dated as of December 31, 2008 and entered into on March 26, 2009, to extend the maturity date of promissory notes (see Exhibit 10.1 to Form 10-Q filed May 15, 2009)
10.30*	Amendment to Loan Agreements, dated September 10, 2009, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed September 15, 2009)
10.31*	Note and Warrant Purchase Agreement, dated December 11, 2009, among the Company, CI II, Greenebaum and SIG (see Exhibit 99.1 to Form 8-K filed December 15, 2009)
10.32*	Promissory Note, restated as of June 27, 2007, issued by Lightning Poker to CI II (see Exhibit 99.2 to Form 8-K filed December 15, 2009)
10.33*	Promissory Note, restated as of June 27, 2007, issued by Lightning Poker to Greenebaum (see Exhibit 99.3 to Form 8-K filed December 15, 2009)
10.34*	Warrant for Stock (250,000 shares), dated December 11, 2009, issued to CI II (see Exhibit 99.4 to Form 8-K filed December 15, 2009)
10.35*	Warrant for Stock (250,000 shares), dated December 11, 2009, issued to Greenebaum (see Exhibit 99.5 to Form 8-K filed December 15, 2009)
10.36*	Debt Conversion Agreement among the Company, Lightning Poker and Greenebaum, dated February 5, 2010 (see Exhibit 99.1 to Form 8-K filed February 26, 2010)
10.37*	Loan Agreement among Lightning Poker, CI II and Greenebaum, dated February 22, 2010 (see Exhibit 99.2 to Form 8-K filed February 26, 2010)
10.38*	Promissory Note issued by Lightning Poker to CI II, dated February 22, 2010 (see Exhibit 99.3 to Form 8-K filed February 26, 2010)
10.39*	Promissory Note issued by Lightning Poker to Greenebaum, dated February 22, 2010 (see Exhibit 99.4 to Form 8-K filed February 26, 2010)
10.40*	Warrant for Stock ($1,000,000 of shares) issued to CI II, dated February 22, 2010 (see Exhibit 99.5 to Form 8-K filed February 26, 2010)
10.41*	Warrant for Stock ($1,000,000 of shares) issued to Greenebaum, dated February 22, 2010 (see Exhibit 99.6 to Form 8-K filed February 26, 2010)
10.42*	Guaranty Agreement by the Company in favor of CI II as Agent, dated February 22, 2010 (see Exhibit 99.7 to Form 8-K filed February 26, 2010)
10.43*	Security Agreement between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.8 to Form 8-K filed February 26, 2010)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.44*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.9 to Form 8-K filed February 26, 2010)
10.45*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.10 to Form 8-K filed February 26, 2010)
10.46*	Note and Warrant Purchase Agreement among the Company, CI II, Greenebaum and SIG, dated March 19, 2010 (see Exhibit 99.1 to Form 8-K filed March 25, 2010)
10.47*	Promissory Note issued by Lightning Poker to CI II, restated as of June 30, 2008 (see Exhibit 99.2 to Form 8-K filed March 25, 2010)
10.48*	Warrant for Stock (250,000 shares) issued to CI II, dated March 19, 2010 (see Exhibit 99.3 to Form 8-K filed March 25, 2010)
10.49*	Promissory Note issued by Lightning Poker to Greenebaum, restated as of June 30, 2008 (see Exhibit 99.4 to Form 8-K filed March 25, 2010)
10.50*	Warrant for Stock (250,000 shares) issued to Greenebaum, dated March 19, 2010 (see Exhibit 99.5 to Form 8-K filed March 25, 2010)
10.51	First Amendment to Loan Agreement, dated December 31, 2009, between Lightning Poker and Greenebaum
10 52*	Amendment to Loan Agreements, dated December 8, 2010, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed December 13, 2010)
10.53*	Amendment to Loan Agreements dated January 10, 2011, between Lightning Poker and Greenebaum (see Exhibit 99.1 to Form 8-K filed January 13, 2011)
10.54
Modification of Distribution Agreement dated January 22, 2007 between Lightning Poker and Shuffle Master, referenced in Exhibit 10.1 to this Form 10-K [Portions have been omitted pursuant to a request for confidential treatment.]

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

Dated: April 6, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	President and Chief Executive Officer, Director	April 6, 2011
Brian Haveson	(Principal Executive Officer)

/s/ Robert D. Ciunci	Chief Financial Officer	April 6, 2011
Robert D. Ciunci	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	April 6, 2011
Donald Caldwell

/s/ Fredrick C. Tecce	Director	April 6, 2011
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2009 and 2010
	Balance at Beginning of period	Additions Charges to Costs and Expenses	Deductions Writeoffs	Balance at End of Period
Year ended December 31, 2009

Allowance for deferred taxes	4,773,000	1,444,000	-	6,217,000

Allowance for doubtful accounts	10,005	219,157	-	229,162

Year ended December 31, 2010

Allowance for deferred taxes	6,217,000	1,037,000	-	7,254,000

Allowance for doubtful accounts	229,162	-	-	229,162