Form 10-Q
period 2011-03-31
Lightning Gaming, Inc.
filed 2011-05-16
CIK 1392545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of May 10, 2011; 500,000 Series A Nonvoting Capital Stock shares as of May 10, 2011

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:

1	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (audited);
2	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010;
3	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.
LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Current Assets
Cash	$452,036	$1,335,379
Accounts receivable, net	178,065	170,252
Inventory	647,680	732,562
Prepaid expenses	75,672	110,774
Total Current Assets	1,353,453	2,348,967

Property, Plant and Equipment, net	685,290	508,661

Other Assets	12,401	30,371
Intangible Assets, net	347,271	208,202

Total Assets	$2,398,415	$3,096,201

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$582,351	$542,841
Accrued expenses	714,245	711,078
Total Current Liabilities	1,296,596	1,253,919

Long Term Debt
Long term debt	13,424,345	13,407,871
Accrued interest and other long term liabilities	3,676,308	3,379,231
Fair value of warrants	3,511	13,169
Total Long Term Liabilities	17,104,164	16,800,271

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 500,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	500	500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding at March 31, 2011 and December 31, 2010	4,661	4,661

Additional paid in capital	3,726,748	3,701,749
Accumulated deficit	(19,726,443)	(18,657,088)
Treasury stock, 7,811 shares at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(16,002,345)	(14,957,989)

Total Liabilities and Stockholders’ Deficit	$2,398,415	$3,096,201

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
	Three Months Ended
	March 31,
	2011	2010

Revenues
Sales of gaming products and parts	$29,364	$233,579
License and service fees	139,472	163,019
Total revenues	168,836	396,598

Costs and operating expenses
Cost of products sold	21,345	65,040
Operating expenses	134,479	92,026
Research and development	215,500	260,045
Selling, general & administrative expenses	438,746	532,963
Depreciation and amortization	147,982	187,710
Total costs and operating expenses	958,052	1,137,784

Operating loss	(789,216)	(741,186)

Non-operating income (expense)
Net interest expense	(289,797)	(315,056)
Change in value of warrants	9,658	141,607
Other expense	-	(1,303)
Net loss	$(1,069,355)	$(915,938)
Net loss per Series A Nonvoting share-basic and diluted	$(0.21)	$(0.19)
Net loss per common share-basic and diluted	$(0.21)	$(0.19)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	500,000	166,667
Weighted average common shares outstanding- basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010

NET CASH USED IN OPERATING ACTIVITES	$(437,633)	$(586,761)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(224,354)	(36,702)
Increase in intangible and other assets	(221,356)	(216,624)
Proceeds from sale of equipment	-	153,679

NET CASH USED IN INVESTING ACTIVITIES	(445,710)	(99,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease	-	(64,126)
Proceeds from issuance of debt	-	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	1,935,874

NET INCREASE (DECREASE) IN CASH	(883,343)	1,249,466

CASH - Beginning of period	1,335,379	457,855

CASH - End of period	$452,036	$1,707,321

Supplemental Disclosure of Cash Flow Information:

Non cash financing activities:
Issuance of Series A Nonvoting capital stock in exchange for a note payable and accrued interest	$-	$1,206,273

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2011

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

On January 29, 2008, Lightning Gaming, Inc. (formerly known as  Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the "Merger") with Lightning Poker, Inc. (“Lightning Poker”), as a result of which Lightning Poker became a wholly-owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market gaming products, including a fully automated, proprietary electronic poker table (the “System”), to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market. The System is designed to improve economics for casino operators while improving overall player experience.

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel-spinning gaming machines to customers in various legalized gaming   jurisdictions. The current products are (i) a Video SCRABBLE bonus slot machine (ii) a multi-rack Scrabble slot machine and (iii) spinning reel SCRABBLE and POPEYE  slot machines.

The Company routinely enters into license agreements for the use of intellectual properties and technologies in its products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on April 7, 2011 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2010 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at March 31, 2011 and December 31, 2010 was $229,162.

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

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute the System  and  gaming machines and successfully market our products  to more casinos and card clubs. Based on the Company’s cash flow projections and anticipated revenues, the Company believes it will require additional capital or financing to support its operations during 2011. The Company has received assurance from a major stockholder to support its operations for 2011 should such support become necessary.

In addition the Company’s ability to sell or lease its products on a large scale may require additional financing for working capital. There is no assurance that the Company would be able to obtain such financing, if at all, on reasonable terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue recognition for  multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The guidance also addresses how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company elected to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date. The Company elected the same transition method for this guidance as that chosen for revenue recognition for multiple-deliverable revenue arrangements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 2.   Inventory

Inventory consists of the following:

	March 31, 2011	December 31, 2010
Finished products	$106,536	$190,185
Raw materials and work in process	541,144	542,377
Inventory	$647,680	$732,562

Note 3.   Property and Equipment

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Equipment, principally Systems	$2,197,696	$1,949,000
Furniture and fixtures	67,065	65,908
Leasehold improvements	91,794	91,794
	2,356,555	2,106,702
Less accumulated depreciation	(1,671,265)	(1,598,041)
Property, plant and equipment, net	$685,290	$508,661

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.   Intangible Assets

Intangible assets consist of the following:

	March 31, 2011	December 31, 2010
Purchased licenses, software and other	$488,077	$275,659
Less accumulated amortization	(140,806)	(67,457)
Intangible assets, net	$347,271	$208,202

 The software licenses acquired in 2009 and 2008 are being amortized over 3 years.

Note 5.   Debt

Long Term Debt consists of the following:

	March 31, 2011	December 31, 2010

Notes Payable 8% interest due 2012	$11,500,000	$11,500,000
Notes Payable 8% interest due 2013	2,000,000	2,000,000
Total long term debt	13,500,000	13,500,000
Less: unamortized fair market value of warrants	(75,655)	(92,129)
Total long term debt	$13,424,345	$13,407,871

Interest is payable at maturity of the Notes.

In February 2010 a lender exchanged its $1,000,000 note due in 2010 plus accrued interest of $206,273 for 500,000 shares of Series A Nonvoting Capital Stock.

Also in February 2010 the Company entered into a $2,000,000 three-year loan agreement with interest at 8% per annum.  At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued in the next equity financing.  In connection with the loan, the Company issued warrants to purchase $2,000,000 worth of shares of the Company's capital stock at an exercise price equal to $2.00 per share.  The warrants are exercisable through February 22, 2015.

                 In accordance with various loans obtained by the Company, as of March 31, 2011 the lenders hold warrants to purchase up to 7,009,145 shares of the Company’s common stock until various expiration dates between July 2011 and February 2015 at prices ranging between $1.10 and $2.00 per share.  The purchase prices are subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation. Expense recognized for the three months ended March 31, 2011and March 31, 2010 related  to these warrants was  $16,105, and $57,251, respectively,

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 5.   Debt (Continued)

and was included in interest expense.

Certain notes in the amount of $7,500,000 and related accrued interest of $1,549,123 at March 31, 2011 are convertible, at the discretion of the lender into shares of the Company’s common stock on the same terms and conditions of the next equity financing.

In April 2011 the Company borrowed $1,000,000 from The Co-Investment Fund II, L.P. (“CI II”) and the Company issued to the lender a warrant to purchase up to 1,000,000 shares of common stock at $2.00 per share. The loan was for a three-year term, with interest at 8% per annum. The aggregate fair market value of the warrant at the time it was issued was $3,290. Lightning Poker has guaranteed the Company's obligations under the loan agreement and pledged substantially all of its assets as collateral for those obligations.

Note 6. Commitments

 In 2008 the Company entered into a technology agreement with Intuicode for a nonexclusive perpetual license to use its  gaming platform/ operating system.   The agreement provides for royalty fees on a per-unit basis and is for a term of two years. The agreement has been amended to provide for a daily fee for leased slot machines and also extended the term of the agreement to ten years. The agreement may be cancelled  under certain conditions.

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

In April 2009 the Company entered into an exclusive license agreement with Mattel, Inc. to use the Scrabble brand in gaming devices distributed  worldwide excluding  the United States and Canada.  The initial term of the agreement is five years with the Company’s right to extend the agreement for two additional two- year terms if certain performance standards are met. The agreement calls for minimum annual payments and may be cancelled under certain conditions. In January 2011, the Company gave notice to terminate the license agreement.

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

 At  March 31, 2011, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$800,000
AdvAdvances made	(250,000)

PotePotential future payments	$550,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

As of  March 31, 2011, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Year ending December 31,	Minimum Commitments
2012	$250,000
2013	300,000

Total	$550,000

In November 2009 the Company entered into a lease agreement for its corporate offices. The lease was effective in January 2010 and is for  a term of sixty seven months.

Future minimum lease payments  are as follows:

Year Ending December 31,	Amount
2011	$79,111
2012	105,482
2013	108,142
2014	108,142
2015	66,254

$467,131

Rent expense for the three months ended March 31, 2011 and 2010 was $44,911 and $17,666, respectively.

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

Options granted under the Stock Plan  are accounted for  under the FASB guidance for share-based payments.  Accordingly, compensation costs recognized for the three months ended March 31, 2011 and March 31, 2010 were $24,998 and, $30,908, respectively.

A summary of option transactions in 2011 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,228,000	$1.36
Options granted	-	$-
Options exercised	-	$-
Options cancelled	(25,000)	$2.00
Options outstanding at March 31, 2011	2,203,000	$1.35
Options available for grant under the Stock Plan at March 31, 2011	294,000

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

 The following table summarizes information with respect to stock options outstanding at March 31, 2011:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,203,000	5.3	$1.35	-	1,238,000	4.9	$1.45	-

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

As of March 31, 2011, there was approximately $144,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 2.9 years.

Warrants:  In accordance with the loans obtained by the Company (Note 5), the lenders hold warrants to purchase 8,009,145 shares of the Company’s common stock at prices ranging between $1.10 and $2.00 per share.  Warrants to purchase up to 7,009,145 shares are exercisable until various expiration dates between July 2011 and February 2015. A Warrant to purchase up to 1,000,000 shares which was issued in April 2011, is exercisable through April 2016. The purchase prices are subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation.

The following table is a summary of the Company’s warrant activity for the three months ended March 31, 2011:

Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2010	7,009,145	$1.70
Warrants granted	-	$-
Warrants exercised	-	$-
Warrants cancelled	-	$-
Warrants outstanding at March 31, 2011	7,009,145	$1.70

The following table summarizes information with respect to warrants outstanding at March 31, 2011:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	1.6	$1.70	-	7,009,145	$1.70	-

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

    The table below provides a reconciliation of the beginning and ending balances for our warrant liability and decrease in fair value using the Binomial pricing model as of March 31, 2011.

Balance as of January 1, 2011	$13,169
Decrease in fair value of warrants	(9,658)
Balance as of March 31, 2011	$3,511

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

As of March 31, 2011 Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $13,337,000, which expire at various times through 2030.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits in the financial statements.

Note 9.  Related Party Transactions

During 2006, 2007, 2008 and 2010 the Company borrowed $14,500,000 under various loan agreements with CI II, SIG Strategic Investments, LLP  (“SIG”) and Stewart J. Greenebaum, LLC (“Greenebaum”). CI II and Greenebaum each beneficially owned more than 5% of the Company’s outstanding common stock as of March 31, 2011. CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and Donald Caldwell, a director of the Company,  is the founder and Chief Executive Officer of Cross Atlantic  and  Frederick Tecce, also a director of the Company, is a  managing director and of counsel of Cross Atlantic.  In connection with those loans, the Company issued warrants to CI II, SIG and Greenebaum to purchase a total of 7,901,385 shares of common stock. The aggregate fair market value of the warrants at the respective times that the Company issued them was $953,030. In addition, principal and interest on certain notes in the amount of $9,049,123 at March 31, 2011 are convertible into shares of common stock on the same terms and conditions  of the next equity offering. During the three months ended March 31, 2011 and 2010, interest on the above loans amounted to $270,000, and $246,200, respectively . During 2011 and 2010, we made no principal payments on the loans.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Related Party Transactions (Continued)

In February 2010 the Company borrowed $1,000,000 from CI II and $1,000,000 from Greenebaum (included in the $14,500,000 of loans reported above) and the Company issued to each lender a warrant to purchase up to 500,000 shares of common stock at $2 per share. The loans were for a three-year term, with interest at 8% per annum. The aggregate fair market value of the warrants at the time the Company issued them was $99,980.

In February 2010, Greenebaum and the Company entered into a Debt Conversion Agreement under which a $1,000,000 note that Lightning Poker issued to Greenebaum in 2007 was converted into 500,000 shares of the Company's Series A Nonvoting Capital Stock. All amounts payable under that note were canceled. Our Nonvoting Stock participates with, and is identical to, the Company's common stock except for the lack of voting rights.

 CI II holds notes in the aggregate principal amount of $10,500,000 as of March 31, 2011, with a weighted average interest rate of 8% per annum. As of March 31, 2011, the aggregate accrued but unpaid interest on all of the notes held by CI II was $2,557,927.

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $1,001,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $227,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

In April 2011 the Company borrowed $1,000,000 from CI II and issued to CI II a warrant to purchase up to 1,000,000 shares of common stock at $2.00 per share. The loan was for a three-year term, with interest at 8% per annum. The aggregate fair market value of the warrant at the time it was issued was $3,290.

As a result of transfers in 2009 and 2010 among CI II, SIG and Greenebaum of common stock warrants that were issued in 2007 and 2008, the surrrender of warrants by SIG, and the issuance of warrants to CI II in April 2011, as of May 4, 2011 the common stock warrants held by CI II and Greenebaum are as follows:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Shares

CI II	6,401,385	$1.68
Greenebaum	1,500,000	$2.00

Note 10.   Subsequent Events

We considered all material events through the date on which the financial statements were issued and determined there were no reportable matters which have not been disclosed.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance our long- term debt that will become due in 2012, and may also adversely affect the ability of our customers to purchase our product and services; interest rates; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

The information contained in this section has been derived from our financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

 Overview

The Company was formed to develop and market its System, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide.   The System is designed to increase revenue and security while helping to reduce the labor costs associated with poker play.  The System enables up to ten players to make their wagers and game decisions via individual touch- screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. The System achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per- hand fee collected by the operator commensurately.   The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. The System has an added benefit of eliminating mistakes by the dealer or the player, and it eliminates the need to tip the dealer.   The System also provides an opportunity to present information about the game to the players via individual player screens and via the common center monitor.

 In 2008 the Company developed a newer version of the System, which eliminated the need for a separate, stand-alone cashing station. The newer version allows for cashing out at the System.

In the quarter ended September 30, 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel-spinning slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines. The branded games combine advanced graphics, digital music and sound effects and secondary bonus games. The current products are (i) Video Scrabble bonus slot machines, (ii)   multi-rack slot machines and (iii) spinning reel slot machines. The Company seeks to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. The Company's gaming products feature advanced graphics and engaging games, and the games incorporate secondary bonus rounds. Currently the Company's games are based on the licensed, well-recognized brands SCRABBLE, the cartoon characters POPEYE and his related family of characters and Speed Racer. Substantially all of the gaming machines utilize technologies and intellectual property licensed from third parties.

In 2009 the Company began to expand the scope of its product offerings and embarked on an initiative to market its video and reel-spinning slot machines to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines.  The Company currently has 43 such machines placed in 11 casinos in seven jurisdictions and cruise ships. The Company is working to secure licensing to place those slot machines and the System in a number of new jurisdictions across North America.  The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency.

The Company has filed and will continue to file applications for licensure in various gaming jurisdictions. The Company evaluates economic impact of each jurisdiction in determining the priority of filing in a jurisdiction.

The Company believes that the use of brand name intellectual property will contribute to the appeal and success of its gaming machines and that its future ability to license, acquire or develop new brand names is important  to its success.

The Company plans to increase its sales of gaming products in various legal gaming jurisdictions worldwide. The manufacture and distribution of gaming equipment and related software are subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.  The Company will continue to devote resources to obtain all necessary approvals to manufacture and distribute its gaming products in various legal gaming jurisdictions worldwide.

 The Company has a history of losses since its inception. The Company incurred a net loss of approximately $1,069,000 in the three months ended March 31, 2011.

Three Months Ended March 31, 2011 Compared to Three  Months Ended March 31, 2010

( All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2011 were $169,000 compared to $397,000 for the comparable prior year period. The decrease in revenues was principally due to the absence of sales of Systems and parts, and the decline in the installed base of Systems, partly offset by revenues of $46,000 from the placement of our slot machines .

Sales of gaming products and parts decreased by $205,000 (88%) to $29,000 for the three months ended March 31, 2011 as compared to $234,000 for the three months ended March 31, 2010 principally due to the placement of additional Systems at existing international customers in 2010.

License and service fees decreased by $24,000 (15%) to $139,000 for the three months ended March 31, 2011 as compared to $163,000 for the three months ended March 31, 2010 due to the decline in  placement of  Systems at new and existing casino customers, partly offset by revenues of $46,000 from the placement of our slot machines in casinos.

Cost of Products Sold

For the three months ended March 31, 2011, cost of products sold decreased $44,000 (68%) to $21,000 as compared to $65,000 for the three months ended Mach 31, 2010 due to the absence of System placements. Gross margins were 28% for the three months ended March 31, 2011 compared with 72% for the three months ended March 31, 2010. The decrease in gross margin for the three months ended March 31, 2010 was principally due to the sale of replacement parts which experience lower margins as compared to sales of Systems.

Operating Expenses

Operating expenses increased by $42,000 to $134,000 for the three months ended March 31, 2011, from $92,000 for the three months ended March 31, 2010.  This increase was primarily the result of lower overhead cost absorption in the current period, as System production declined in 2011.

Research and Development Expenses

Research and development expenses decreased by $44,000 to $216,000 for the three months ended March 31, 2011, from $260,000 for the three months ended March 31, 2010. Research and development expenses are primarily related to the development of the System and gaming equipment. Research and development expenses were reduced  as a  result of the decline in System demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $94,000 to $439,000 for the three months ended March 31, 2011, from $533,000 for the three months ended March 31, 2010.  This decrease was primarily due to the reduction in System marketing staff, lower facility costs, regulatory fees and  compliance costs.

Depreciation and Amortization

Depreciation and amortization decreased by $ 40,000 to $148,000 for the three months ended March 31, 2011 from $188,000 for the three months ended March 31, 2010. This decrease was primarily related to the absence of depreciation related to the assets impaired in 2010.

Net Interest Expense

Net interest expense decreased by $25,000 to $290,000 for the three months ended March 31, 2011 from $315,000 for the three months ended March 31, 2010. This change was the result of lower warrant expense in the current period and lower interest earned due to lower investable cash balances  during the current period, partly offset by interest expense associated with the additional funding in 2010.

Change in Value of Warrants

The change in fair value of our warrants of $9,658 was  mainly due to the declines in the remaining life  of the warrants and the estimated fair market value of our common stock.

Other Expense

The Company receives payment in Euros for certain license fees and sales revenues from certain international customers. Other expense represents the change in  the Euro/US dollar foreign exchange rate.

 Liquidity and Capital Resources

We have incurred net losses since inception.  We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2011	2010	Change
Net cash used in operating activities	$(437,633)	$(586,761)	$149,128
Net cash used in investing activities	(445,710)	(99,647)	(348,063)
Net cash provided by financing activities	-	1,935,874	(1,935,874)

Net increase (decrease ) in cash	(883,343)	1,249,466	(2,132,809)

Cash, beginning of year	1,335,379	457,855

Cash, end of period	$452,036	$1,707,321

For the three months ended March 31, 2011, net cash used in operating activities decreased  $.1million (25%) to $.4 million as compared to $.6 million for the three months ended March 31, 2010. The decrease in operating activities was primarily due to the decrease in working capital spending.

Net cash used in investing activities increased $.3 million to $.4 million for the three months ended March 31, 2011 from $.1 million for the three months ended March 31, 2010.  Cash used in investing activities is primarily the function of the  net investment in property, plant and equipment, principally slot machines used in our operations, and software and brand licenses.

Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2010.  During 2010 cash provided from financing activities consisted primarily of proceeds from issuance of notes ($2 million), partly offset by the payment on the capital lease. We did not require external funding during the three months ended March 31, 2011 as cash on hand was sufficient to meet our cash requirements during the current quarter.

In December 2010 the lenders agreed to extend to June 30, 2012 the maturity date of $11,500,000 of promissory notes that Lightning Poker issued in 2006, 2007 and 2008.

In February 2010 we borrowed $1,000,000 from The Co-Investment Fund II, L.P. (“CI II”) and $1,000,000 from Stewart J. Greenebaum, LLC(“Greenebaum”) and we issued to each lender a warrant to purchase up to 500,000 shares of common stock at $2 per share. The loans were for a three-year term, with interest at 8% per annum. At the discretion of the lenders, all principal and interest outstanding on the loans may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued in the next equity financing. The warrants are exercisable through 2013. The aggregate fair market value of the warrants at the time we issued them was $99,980.

Also in February 2010, the Company entered into a Debt Conversion Agreement with Greenebaum under which a $1,000,000 note that Lightning Poker issued to Greenebaum in 2007 was converted into 500,000 shares of our Series A Nonvoting Capital Stock. All amounts payable under that note, other than the principal amount that was converted to stock, were canceled.

In March 2008, the Company entered into a 60- month capital lease obligation to finance the purchase of a recreational vehicle.  Annual payments, including interest, under the capital lease were$22,152. The capital lease was repaid in 2010.

In April 2011 the Company borrowed $1,000,000 from CI II and issued  to CI II a warrant to purchase up to 1,000,000 shares of common stock at $2 per share. The loan was for a three-year term, with interest at 8% per annum. At the discretion of the lender, all principal and interest outstanding on the loans may be converted into shares of the Company's capital stock issued in the Company's next equity financing at the same price and upon the same terms as the shares issued in the next equity financing. The warrants are exercisable through 2016. The aggregate fair market value of the warrants at the time we issued them was $3,290.

 Operations and Liquidity Management.

            For the three months ended March 31, 2011, we incurred a net loss of $1,069,355 and used $437,633 of cash in operating activities. At March 31, 2011, our cash balance was $.5 million.  The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current cash requirements are approximately $150,000 to $260,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we will require additional capital or financing to support our operations during our 2011 fiscal year. We have received assurance from a major stockholder to support its operations for 2011 should such support become necessary.

In addition, our ability to sell or lease our products on a large scale may require additional financing for working capital. There is no assurance that such additional financing would be available to us, if at all, on reasonable terms, particularly for the reasons mentioned above in the Forward-Looking Statements section of this Item 2. Our inability to obtain such financing on terms that allow us to lease our products profitably would hamper our ability to distribute our products on a large scale.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$16,980,411	$-	$16,980,411	$-	$-
Operating lease obligations(2)	467,131	105,482	323,790	37,859	-
Royalty and license fees obligations(3)	550,000	150,000	400,000	-
Other long-term liabilities	-	-	-	-	-
Total	$17,997,542	$255,482	$17,704,201	$37,859	$-

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses.

Off-Balance Sheet Arrangements

As of March 31, 2011, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, net operating losses and negative cash flows from operations since the Company’s inception and expect these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on the Company’s cash flow projections and anticipated revenues, the Company believes it will require additional capital or financing to support its operations during 2011.

The Company has received assurance from a major stockholder to support its operations for 2011 should such support become necessary.

In addition, the Company’s ability to sell or lease its products on a large scale may require additional financing for working capital. There is no assurance that the Company would be able to obtain such financing, if at all, on reasonable terms. If the Company needs additional funding and is unable to obtain it, the Company’s financial condition would be adversely affected. In that event, the Company would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management  is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of March 31, 2011, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.     Defaults upon Senior Securities.
None.

Item 4.     Removed and Reserved.

Item 5.     Other Information.
None

Item 6.      Exhibits.

EXHIBIT NUMBER		EXHIBIT DESCRIPTION
10.1	*	Amendment to Loan Agreements, dated January 10, 2011, between Lightning Poker and Greenebaum (see Exhibit 99.1 to Form 8-K filed January 13, 2011)
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
________________
* This document is incorporated herein by reference as an exhibt hereto. Following the description of such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated. The Commission File No. for such filing is 000-52575.

SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2011	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director