Form 10-Q
period 2011-06-30
Lightning Gaming, Inc.
filed 2011-08-12
CIK 1392545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of August 10, 2011; 2,500,000 Series A Nonvoting Capital Stock shares as of August 10, 2011

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The Company’s unaudited financial statements included in this Form 10-Q are as follows:

1	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (audited);
2	Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010;
3	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,700,790	$1,335,379
Accounts receivable, net	155,878	170,252
Inventory	870,151	732,562
Prepaid expenses	54,665	110,774
Total Current Assets	2,781,484	2,348,967

Property, Plant and Equipment, net	690,801	508,661

Other Assets	8,833	30,371
Intangible Assets, net	277,470	208,202

Total Assets	$3,758,588	$3,096,201

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$737,147	$542,841
Accrued expenses	772,434	711,078
Total Current Liabilities	1,509,581	1,253,919

Long Term Debt
Long term debt	13,275,225	13,407,871
Accrued interest and other long term liabilities	3,936,695	3,379,231
Fair value of warrants and convertibility feature of long term debt	205,726	13,169
Total Long Term Liabilities	17,417,646	16,800,271

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting Capital Stock 6,000,000 shares authorized, 2,500,000 shares issued and outstanding at June 30, 2011 and 500,000 shares issued and outstanding December 31, 2010	2,500	500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding at June 30, 2011 and December 31, 2010	4,661	4,661

Additional paid in capital	5,657,668	3,701,749
Accumulated deficit	(20,825,657)	(18,657,088)
Treasury stock, 7,811 shares at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(15,168,639)	(14,957,989)

Total Liabilities and Stockholders’ Deficit	$3,758,588	$3,096,201

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2011 and 2010
	Three Months Ended
	June 30,
	2011	2010

Revenues
Sales of gaming products and parts	$56,983	$1,689,656
License and service fees	267,497	134,347
Total revenues	324,480	1,824,003

Costs and operating expenses
Cost of products sold	7,600	742,716
Operating expenses	129,700	111,333
Research and development	342,979	189,133
Selling, general & administrative expenses	482,387	623,421
Depreciation and amortization	177,976	189,119
Total costs and operating expenses	1,140,642	1,855,722

Operating loss	(816,162)	(31,719)

Non-operating income (expense)
Net interest expense	(353,718)	(296,528)
Change in value of warrants and convertibility feature of long term debt	70,666	64,331
Other income	-	1,707
Net loss	$(1,099,214)	$(262,209)
Net loss per Series A Nonvoting share-basic and diluted	$(0.21)	$(0.05)
Net loss per common share-basic and diluted	$(0.21)	$(0.05)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	655,556	500,000
Weighted average common shares outstanding- basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2011 and 2010
	Six Months Ended
	June 30,
	2011	2010
Revenues
Sales of gaming products and parts	$86,347	$1,923,235
License and service fees	406,969	297,366
Total revenues	493,316	2,220,601

Costs and operating expenses
Cost of products sold	28,945	807,756
Operating expenses	264,179	203,359
Research and development	558,479	449,178
Selling, general & administrative expenses	921,133	1,156,384
Depreciation and amortization	325,958	376,829
Total costs and operating expenses	2,098,694	2,993,506

Operating loss	(1,605,378)	(772,905)

Non-operating income (expense)
Net interest expense	(643,515)	(611,584)
Change in value of warrants and convertibility feature of long term debt	80,324	205,938
Other income	-	404
Net loss	$(2,168,569)	$(1,178,147)
Net loss per Series A Nonvoting share-basic and fully diluted	$(0.41)	$(0.24)
Net loss per common share-basic and diluted	$(0.41)	$(0.24)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	576,667	333,333
Weighted average common shares outstanding- basic and diluted	4,652,474	4,652,474
See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30,
	2011	2010

NET CASH USED IN OPERATING ACTIVITES	$(1,078,185)	$(1,788,590)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(330,880)	(52,363)
Increase in intangible and other assets	(270,524)	(134,902)
Proceeds from sale of equipment	45,000	636,000

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(556,404)	448,735

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on capital lease	-	(64,126)
Proceeds from issuance of Series A Nonvoting Capital Stock	1,000,000	-
Proceeds from issuance of debt	1,000,000	2,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000,000	1,935,874

NET INCREASE IN CASH	365,411	596,019

CASH - Beginning of period	1,335,379	457,855

CASH - End of period	$1,700,790	$1,053,874

Supplemental Disclosure of Cash Flow Information:

Non cash financing activities:
Issuance of Series A Nonvoting Capital Stock in exchange for a note payable and accrued interest	$1,000,000	$1,206,273
Issuance of capital stock warrants in connection with notes payable and Series A Nonvoting Capital Stock	$42,405	$99,980
Fair value of amendment of warrants	$233,401	$-
Fair value of convertibility feature of long term debt	$36,190
See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2011

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

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel-spinning gaming machines to customers in various legalized gaming   jurisdictions. The current products are (i) a Video SCRABBLE bonus slot machine, (ii) a multi-rack Scrabble slot machine and (iii) spinning reel SCRABBLE, Speed Racer and POPEYE  slot machines.

The Company routinely enters into license agreements for the use of intellectual properties and technologies in its products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on April 7, 2011 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by generally accepted accounting principles with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2010 were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at June 30, 2011 and December 31, 2010 was $229,162.

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

Recent Accounting Pronouncements

        In April 2011, the Financial Accounting Standards Board (“ FASB”)  issued Accounting Standards Update ("ASU") No. 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU No. 2011-02 provides amendments to Topic 310 to clarify which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The adoption of ASU No. 2011-02 is not expected to have an impact on our results of operations or our financial position.

       In May 2011, FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU No. 2011-04 amends Topic 820 to provide common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS"). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, as well as providing guidance on how fair value should be applied where its use is already required or permitted by other standards within U.S. GAAP. ASU No. 2011-04 is to be applied prospectively, and early adoption is not permitted. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or our financial position.

        In June 2011, FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." ASU No. 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

comprehensive income. For public companies, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted.

Note 2.   Inventory

Inventory consists of the following:

	June 30, 2011	December 31, 2010
Finished products	$237,770	$190,185
Raw materials and work in process	642,381	542,377
Inventory	$870,151	$732,562

Note 3.   Property and Equipment

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Equipment, principally Systems	$2,280,697	$1,949,000
Furniture and fixtures	67,994	65,908
Leasehold improvements	91,794	91,794
	2,440,485	2,106,702
Less accumulated depreciation	(1,749,684)	(1,598,041)
Property, plant and equipment, net	$690,801	$508,661

Note 4.   Intangible Assets

Intangible assets consist of the following:

	June 30, 2011	December 31, 2010
Purchased licenses, software and other	$654,954	$275,659
Less accumulated amortization	(377,484)	(67,457)
Intangible assets, net	$277,470	$208,202

 The software licenses acquired in 2011 and 2010 are being amortized over 3 years.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt

Long Term Debt consists of the following:

	June 30, 2011	December 31, 2010

Notes Payable 8% interest due 2012	$-	$11,500,000
Notes Payable 8% interest due 2013	13,500,000	2,000,000
Total long term debt	13,500,000	13,500,000
Less: unamortized fair market value of warrants and convertible debt option	(224,775)	(92,129)
Total long term debt	$13,275,225	$13,407,871

Interest is payable at maturity of the Notes.

In June 2011 the Company entered into a series of agreements with lenders that included, among other things, the following:

●
conversion of a $1,000,000 promissory note issued in April 2011, into 1,000,000 shares of the Company’s Series A Nonvoting Capital Stock (“Nonvoting Stock”), with cancellation of all interest and other amounts payable under the note;

●	sale of 1,000,000 shares of Nonvoting Stock for $1,000,000, and issuance of a warrant for 1,000,000 shares of the Company’s common stock at $1.00 per share (subject to anti-dilution adjustments);

●
amendment of ten common stock warrants held by a lender, which were issued between July 2006 and April 2011 and are exercisable for an aggregate of 6,401,385 shares of the Company’s common stock, resulting in all of those warrants having an expiration date of April 12, 2016 and an exercise price of $1.00 per share (subject to anti-dilution adjustments);

●
amendment of four common stock warrants held by a lender, which were issued between June 2007 and February 2010 and are exercisable for an aggregate of 1,500,000 shares of the Company's common stock, extending the expiration date of all of those warrants to April 12, 2016 and lowering the exercise price to $1.00 per share (subject to anti-dilution adjustments);

●
amendment of 12 promissory notes held by lenders, issued by Lightning Poker  between July 2006 and February 2010 in an aggregate principal amount of $13,500,000, extending the maturity date to June 30, 2013 and fixing at $1.00 per share the price at which $7,500,000 of those notes (plus accrued interest of $1,699,123 as of June 30, 2011) can be converted to the Company’s common stock (subject to anti-dilution adjustments);

●	giving preemptive rights to the lenders to maintain their respective percentage ownership of all of the Company’s outstanding stock, calculated on a fully-diluted basis; and

●	requiring the Company to obtain the lenders' consent in order to engage in various material transactions or to change or add lines of business.

The fair market value of the warrants and the convertibility feature of long term debt at June 23, 2011 was $269,592.

In February 2010 a lender exchanged its $1,000,000 note due in 2010 plus accrued interest of $206,273 for 500,000 shares of Series A Nonvoting Capital Stock.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt (Continued)

Also in February 2010 the Company entered into a $2,000,000 three-year loan agreement with interest at 8% per annum.  At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock.   In connection with the loan, the Company issued warrants to purchase 1,000,000 shares of the Company’s capital stock. The notes issued under the loan agreement were among the 12 notes amended in June 2011, as reported above.

  In April 2011 the Company borrowed $1,000,000 from a lender and issued to the lender a warrant to purchase up to 1,000,000 shares of common stock .The interest rate of the loan was 8% per annum. The aggregate fair market value of the warrant at the time it was issued was $3,290. In June 2011 the note was converted into 1,000,000 shares of the Company’s Series A Nonvoting Capital Stock, with cancellation of all interest and other amounts payable under the note.

 In accordance with various loans obtained by the Company, as of June 30, 2011 the lenders hold warrants to purchase up to 8,901,385 shares of the Company’s common stock until  the expiration date of April 12, 2016 at a price of $1.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements.  Also certain notes contain a right to convert the principal amount of the note and accrued interest into shares of the Company’s common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation.  The unamortized debt discount prior to the amendments of notes in the amount of $55,529 was written off and included in interest expense. Expense recognized for the three months and six months ended June 30, 2011and June 30, 2010 related to these warrants was $78,263, $94,368, $ 23,450 and $61,017, respectively, and was included in interest expense.

Note 6. Commitments

The Company routinely enters into license agreements for the use of  intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

In 2008 the Company entered into a technology agreement with Intuicode for a nonexclusive perpetual license to use its gaming platform/operating system.   The agreement provides for royalty fees on a per-unit basis. The agreement has been amended to provide for a daily fee for leased slot machines and also extended the term of the agreement to ten years. The agreement may be cancelled  under certain conditions.

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

At  June 30, 2011, the Company had total minimum license fee commitments and advances made as follows:
Minimum Commitments
Total royalty and license fee commitments	$800,000
AdvAdvances made	(250,000)

PotePotential future payments	$550,000

As of  June 30, 2011, the Company's minimum royalty payments in each fiscal year will be as follows:

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

$467,131

Rent expense for the three months and six months ended June 30, 2011 and 2010 was $48,833, $93,744, $176,093 and $193,759, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

The Company has entered into non-exclusive licensing agreements with two vendors whereby the Company is required to pay the vendors for maintenance and software licenses used in conjunction with the Company’s products.

In July 2011 the Company received approval to place its new Scrabble Gems software in Connecticut. As a result of the new software approval the Company purchased 150 perpetual, nonexclusive, worldwide licenses for $100,000 in accordance with the Codespace Gaming, Inc.( “Codespace”) Non Exclusive License Agreement (the “Codespace Agreement”). The Codespace Agreement is for a period of five years and can be renewed annually for one year. The Company may purchase additional licenses for a license fee ranging between $500 and $850 depending on the volume of licenses purchased. In addition the Company entered into a Source Code License Agreement (the “Source Code Agreement”) with Codespace under which the Company may purchase the software source code licensed under the Codespace Agreement. The source code license is a fully paid up, nonexclusive, perpetual license to modify, use and sublicense. All payments made under the Codespace Agreement are applied against the $350,000 source code purchase price. The Source Code Agreement expires in July 2012.

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

Options granted under the Stock Plan are accounted for  under the FASB guidance for share-based payments.  Accordingly, compensation costs recognized for the three months and six months ended June 30, 2011 and June 30, 2010 were $25,499, $27,061, $50,498 and, $57,971, respectively.

A summary of option transactions in 2011 is as follows:
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,228,000	$1.36
Options granted	-	$-
Options exercised	-	$-
Options cancelled	(25,000)	$2.00
Options outstanding at June 30, 2011	2,203,000	$1.35
Options available for grant under the Stock Plan at June 30, 2011	294,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility is based upon publicly traded companies with characteristics

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Options (Continued)

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

 The following table summarizes information with respect to stock options outstanding at June 30, 2011:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,203,000	5.0	$1.35	-	1,238,000	4.5	$1.45	-

 The following table summarizes information with respect to stock options outstanding at December 31, 2010:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,228,000	5.5	$1.36	-	1,214,000	5.5	$1.46	-

As of June 30, 2011, there was approximately $120,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 2.9 years.

Warrants:  In accordance with the loans obtained by the Company and the sale of Nonvoting Stock  (Note 5), the lenders hold warrants, as amended, to purchase 8,901,385 shares of the Company’s common stock at price of $1.00 per share and are exercisable through April 2016.  Warrants to purchase up to 107,760 shares at a price of $1.00 per share are exercisable at expiration dates between April 2012 and July 2012. The purchase prices are subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation.

As described in Note 5, warrants to purchase 7,901,385 shares of the Company’s common stock were amended to adjust the exercise price to $1.00 per share and extend the expiration date to April 2016.  In addition, the exercise price of other warrants to purchase up to 107,760 shares of the Company’s common stock was adjusted to $1.00 per share pursuant to the anti-dilution provisions of those warrants.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants  (Continued)

The following table is a summary of the Company’s warrant activity for the six  months ended June 30, 2011:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2010	7,009,145	$1.70
Warrants granted	2,000,000	$1.50
Warrants exercised	-	$-
Warrants cancelled	-	$-
Warrants outstanding at June 30, 2011	9,009,145	$1.00

The following table summarizes information with respect to warrants outstanding at June 30, 2011:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
9,009,145	4.3	$1.00	-	9,009,145	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2010:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	1.9	$1.70	-	7,009,145	$1.70	-

    The table below provides a reconciliation of the beginning and ending balances for the Company’s warrant and convertible debt option liability and decrease in fair value using the Binomial pricing model as of June 30, 2011.

Balance as of January 1, 2011	$13,169
Fair value of warrants and convertibility feature of long term debt at time of amendment	269,591
Write off of original warrants	(13,169)
Decrease in fair value of warrants and convertibility feature of long term debt	(63,865)
Balance as of June 30, 2011	$205,726

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

As of June 30, 2011, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $14,150,000, which expire at various times through 2030.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits in the financial statements.

Note 9.  Related Party Transactions

In June 2011 we entered into a series of agreements with The Co-Investment Fund, II, L.P. (“CI II”) and Stewart J. Greenebaum, LLC (“Greenebaum”).   CI II and Greenebaum each beneficially owned more than 5% of our outstanding common stock as of June 30, 2011.  CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and Donald Caldwell, one of our directors, is the founder and Chief Executive Officer of Cross Atlantic and Frederick Tecce, also one of the Company’s directors, is a managing director and of counsel of Cross Atlantic.

The transactions with CI II and Greenebaum included, among other things, the following:

●
conversion of a $1,000,000 promissory note, which we issued to CI II in April 2011, into 1,000,000 shares of  Nonvoting Stock, with cancellation of all interest and other amounts payable under the note;

●	sale of 1,000,000 shares of Nonvoting Stock to Greenebaum for $1,000,000, and issuance of a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments);

●
amendment of ten common stock warrants held by CI II, which were issued between July 2006 and April 2011 and are exercisable for an aggregate of 6,401,385 shares of our common stock, resulting in all of those warrants having an expiration date of April 12, 2016 and an exercise price of $1.00 per share (subject to anti-dilution adjustments);

●
amendment of four common stock warrants held by Greenebaum, which were issued between June 2007 and February 2010 and are exercisable for an aggregate of 1,500,000 shares of our common stock, extending the expiration date of all of those warrants to April 12, 2016 and lowering the exercise price to $1.00 per share (subject to anti-dilution adjustments);

●
amendment of nine promissory notes held by CI II, issued by Lightning Poker between July 2006 and February 2010 in an aggregate principal amount of $10,500,000, extending the maturity date to June 30, 2013 and fixing at $1.00 per share the price at which $5,500,000 of those notes (plus accrued interest of $1,351,178 as of June 30, 2011) can be converted to our common stock (subject to anti-dilution adjustments);

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Related Party Transactions (Continued)

●	giving preemptive rights to CI II and Greenebaum to maintain their respective percentage ownership of all of our outstanding stock, calculated on a fully-diluted basis;

●
giving registration rights and common stock exchange rights to CI II and Greenebaum with respect to their Nonvoting Stock, if we conduct a registered public offering of securities under the Securities Act of 1933, as amended; and

●	requiring us to obtain CI II’s and Greenebaum’s consent in order to engage in various material transactions or to change or add lines of business.

The Nonvoting Stock participates with, and is identical to, our common stock except for the absence of voting rights.

For further information concerning our June 2011 agreements with CI II and Greenebaum, see the Form 8-K that the Company filed with the United States Securities and Exchange Commission on June 29, 2011.

In April 2011 the Company borrowed $1,000,000 from CI II, with interest at 8% per annum, and we issued to CI II a warrant for 1,000,000 shares of common stock at an exercise price of $2.00 per share (subject to anti-dilution adjustments).  In June 2011 the promissory note was converted to Nonvoting Stock and the warrant was amended, as reported above in this Note 9.

In February 2010 we entered into an agreement with Greenebaum under which a $1,000,000 note that Lightning Poker issued to Greenebaum in 2007 was converted into 500,000 shares of Nonvoting Stock.  All interest and other amounts payable under that note were cancelled.

During the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, interest on all of the loans from CI II described above amounted to $210,000, $210,000, $420,000 and $408,164 , respectively.  During 2011 and 2010,the Company made no principal payments on those loans (other than conversion of the April 2011 $1,000,000 note to Nonvoting Stock).

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance our long- term debt that will become due in 2013, and may also adversely affect the ability of our customers to purchase our product and services; interest rates; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

The information contained in this section has been derived from our financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

 Overview

The Company was formed to develop and market its System, which is an electronic poker table that provides a fully automated table gaming experience, without a dealer, in casinos and card rooms in regulated jurisdictions worldwide.   The System is designed to increase revenue and security while helping to reduce the labor costs associated with poker play.  The System enables up to ten players to make their wagers and game decisions via individual touch- screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. The System achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per- hand fee collected by the operator commensurately.   The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. The System has an added benefit of eliminating mistakes by the dealer or the player, and it

eliminates the need to tip the dealer.   The System also provides an opportunity to present information about the game to the players via individual player screens and via the common center monitor.

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

 The Company has a history of losses since its inception. The Company incurred a net loss of approximately $2,232,000 in the six months ended June 30, 2011.

Three Months Ended June 30, 2011 Compared to Three  Months Ended June 30, 2010

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2011 were $324,000 compared to $1,824,000 for the comparable prior year period. The decrease in revenues was principally due to the absence of sales of Systems and parts, and the decline in the installed base of Systems, partly offset by revenues of $225,000 from the placement of our slot machines .

Sales of gaming products and parts decreased by $1,633,000 (97%) to $57,000 for the three months ended June 30, 2011 as compared to $1,690,000 for the three months ended June 30, 2010 principally due to the placement of additional Systems at existing international customers in 2010.

License and service fees increased by $133,000 (99%) to $267,000 for the three months ended June 30, 2011 as compared to $134,000 for the three months ended June 30, 2010 due to new placement of our slot machines in casinos, partly offset by the $45,000 decline in  placement of  Systems at new and existing casino customers.

Cost of Products Sold

For the three months ended June 30, 2011, cost of products sold decreased $735,000 (99%) to $8,000 as compared to $743,000 for the three months ended June 30, 2010 due to the absence of System placements. Gross margins were 86% for the three months ended June 30, 2011 compared with 56% for the three months ended June 30, 2010. The increase in gross margin for the three months ended June 30, 2011 was principally due to the sale of a refurbished system in the current period which earned a higher margin as a result of it having a lower cost basis.

Operating Expenses

Operating expenses increased by $19,000 to $130,000 for the three months ended June 30, 2011, from $111,000 for the three months ended June 30, 2010.  This increase was primarily the result of lower overhead cost absorption in the current period, as System production declined in 2011.

Research and Development Expenses

Research and development expenses increased by $154,000 to $343,000 for the three months ended June 30, 2011, from $189,000 for the three months ended June 30, 2010. Research and development expenses are primarily related to the development of the System and gaming equipment. Research and development expenses increased as a  result of the development of our new slot machines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $141,000 to $482,000 for the three months ended June 30, 2011, from $623,000 for the three months ended June 30, 2010.  This decrease was primarily due to lower facility costs, regulatory fees and  compliance costs.

Depreciation and Amortization

Depreciation and amortization decreased by $ 11,000 to $178,000 for the three months ended June 30, 2011 from $189,000 for the three months ended June 30, 2010. This decrease was primarily due to the absence of depreciation related to the assets impaired in 2010.

Net Interest Expense

Net interest expense increased by $57,000 to $354,000 for the three months ended June 30, 2011 from $297,000 for the three months ended June 30, 2010. This change was the result of higher warrant expense in the current period  as a result of the amended terms of the warrants  in 2011.

Change in Value of Warrants and Convertibility Feature of Long Term Debt

The change in fair value of our warrants and convertibility feature of long term debt of $6,335 was mainly due to the declines in the remaining life of the warrants and convertibility feature of long term debt and the estimated fair market value of our common stock.

Other Income

The Company receives payment in Euros for certain license fees and sales revenues from certain international customers. Other income represents the change in the Euro/US dollar foreign exchange rate.

Six Months Ended June 30, 2011  Compared to Six  Months Ended June 30, 2010

Revenue

The Company’s revenues for the six months ended June 30, 2011 were $493,000 compared to $2,221,000 for the comparable prior year period. The decrease in revenues was due to lower sales of refurbished Systems in the current period and lower license fees due to lower System placements, partly offset by $224,000 of license fees earned on the placement of our slot machines.

Cost of Products Sold

For the six months ended June 30, 2011, cost of products sold decreased $779,000 to $29,000 from $808,000 for the six months ended June 30, 2010. This decrease was due to lower sales of refurbished Systems. Gross margins were 66% for the six months ended June 30, 2011 compared with 58% for the six months ended June 30, 2010. The increase in gross margin was principally due to lower System cost a refurbished System sold in 2011 and lower selling costs.

Operating Expenses

Operating expenses increased by $61,000 to $264,000 for the six months ended June 30, 2011, from $203,000 for the six months ended June 30, 2010.  This increase was primarily the result of lower production of Systems in 2011 partly offset by lower commissions due to the decline in license fees.

Research and Development Expenses

Research and development expenses increased by $109,000 to $558,000 for the six months ended June 30, 2011, from $449,000 for the six months ended June 30, 2010. Research and development expenses are primarily related to the development of  new slot machines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $235,000 to $921,000 for the six months ended June 30, 2011, from $1,156,000 for the six months ended June 30, 2010.  This decrease was primarily the result of  lower marketing staff costs, regulatory fees, compliance and maintenance costs.

Depreciation and Amortization

Depreciation and amortization decreased from $377,000 for the six months ended June 30, 2010 to $326,000 for the six months ended June 30, 2011. This decrease was primarily related to the lower installed base of Systems during 2011.

Change in Value of Warrants and Convertibility Feature of Long Term Debt

The change in fair value of our warrants and convertibility feature of long term debt of $125,614 was mainly due to the declines in the remaining life of the warrant and convertibility feature of long term debt and the estimated fair market value of our common stock.

Net Interest Expense

Net interest expense increased from $612,000 for the six months ended June 30, 2010 to $644,000 for the six months ended June 30, 2011. This change was due to higher warrant cost as a result of the amendment of terms of the warrants in June 2011.

 Liquidity and Capital Resources

We have incurred net losses since inception.  We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2011	2010	Change
Net cash used in operating activities	$(1,078,000)	$(1,789,000)	$711,000
Net cash provided by (used in) investing activities	(556,000)	449,000	(1,005,000)
Net cash provided by financing activities	2,000,000	1,936,000	64,000

Net increase (decrease ) in cash	366,000	596,000	(230,000)

Cash, beginning of year	1,335,000	458,000

Cash, end of period	$1,701,000	$1,054,000

For the six months ended June 30, 2011, net cash used in operating activities decreased  $.7million (40%) to $1.1 million as compared to $1.8 million for the six months ended June 30, 2010. The decrease was primarily due to lower working capital spending.

Net cash used in investing activities for the six months ended June 30, 2011 was $.6 million  compared to $.4 million  provided by investing activities for the three months ended June 30, 2010.  Cash used in investing activities is primarily the function of the net investment in property, plant and equipment, principally slot machines used in our operations, and software and brand licenses.

Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2011. During 2011, cash provided from financing activities consisted primarily of proceeds from issuance of a note ($1 million) and the sale of Nonvoting Stock ($1 million). During 2010, cash provided from financing activities consisted primarily of proceeds from issuance of notes ($2 million), partly offset by the payment on the capital lease. The note issued in 2011 was converted to 1 million shares of Nonvoting Stock in June 2011.

In June 2011 the Company entered into a series of agreements with lenders that included, among other things, the following:

●	conversion of a $1,000,000 promissory note issued in April 2011, into 1,000,000 shares of our Nonvoting Stock, with cancellation of all interest and other amounts payable under the note;

●	sale of 1,000,000 shares of Nonvoting Stock for $1,000,000, and issuance of a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments);

●
amendment of ten common stock warrants held by a lender, which were issued between July 2006 and April 2011 and are exercisable for an aggregate of 6,401,385 shares of the Company’s common stock, resulting in all of those warrants having an expiration date of April 12, 2016 and an exercise price of $1.00 per share (subject to anti-dilution adjustments);

●
amendment of four common stock warrants held by a lender, which were issued between June 2007 and February 2010 and are exercisable for an aggregate of 1,500,000 shares of our common stock, extending the expiration date of all of those warrants to April 12, 2016 and lowering the exercise price to $1.00 per share (subject to anti-dilution adjustments);

●
amendment of 12 promissory notes held by lenders, issued by the Company's subsidiary, Lightning Poker, Inc. (“Lightning Poker”) between July 2006 and February 2010 in an aggregate principal amount of $13,500,000, extending the maturity date to June 30, 2013 and fixing at $1.00 per share the price at which $7,500,000 of those notes (plus accrued interest of $1,699,123 as of June 30, 2011) can be converted to our common stock (subject to anti-dilution adjustments);

●	giving preemptive rights to the lenders to maintain their respective percentage ownership of all of the Company’s outstanding stock, calculated on a fully-diluted basis; and

●	requiring the Company to obtain the lenders' consent in order to engage in various material transactions or to change or add lines of business.

In February 2010 a lender exchanged its $1,000,000 note due in 2010 plus accrued interest of $206,273 for 500,000 shares of Nonvoting Stock.

Also in February 2010 the Company entered into a $2,000,000 three-year loan agreement with interest at 8% per annum.  At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of the Company's capital stock.   In connection with the loan, the Company issued warrants to purchase 1,000,000 shares of the Company’s capital stock. The notes issued under the loan agreement were among the 12 notes amended in June 2011, as reported above.

                 In accordance with various loans obtained by the Company, as of June 30, 2011 the lenders hold warrants to purchase up to 7,901,385 shares of the Company’s common stock until  the expiration date of April 12, 2016 at a price of $1.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements.  The Company accounts for the value of these warrants in the same manner used for stock-based compensation. Expense recognized for the  six months ended June 30, 2011and June 30, 2010 related  to these warrants was  $94,368, and $61,017, respectively, and was included in interest expense.

In April 2011 the Company borrowed $1,000,000 from a lender and issued to the lender a warrant to purchase up to 1,000,000 shares of common stock . The interest rate of the loan was 8% per annum. The aggregate fair market value of the warrant at the time it was issued was $3,290. In June, 2011 the note was converted into 1,000,000 shares of nonvoting stock.

 Operations and Liquidity Management.

            For the six months ended June 30, 2011, we incurred a net loss of $2,232,000 and used $1,078,000 of cash in operating activities. At June 30, 2011, our cash balance was $1.7 million.  The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current cash requirements are approximately $160,000 to $230,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

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

The table below sets forth our known contractual obligations as of June 30, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$17,250,098	$-	$17,250,098	$-	$-
Operating lease obligations(2)	440,761	105,482	325,814	9,465	-
Royalty and license fees obligations(3)	550,000	150,000	400,000	-
Other long-term liabilities	-	-	-	-	-
Total	$18,240,859	$255,482	$17,975,912	$9,465	$-

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses.

Off-Balance Sheet Arrangements

As of June 30, 2011, there were no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management  is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of June 30, 2011, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than what was reported in our Form 8-K filings on April 15, 2011 and June 29, 2011.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Removed and Reserved.

Item 5.     Other Information.

None

Item 6.      Exhibits.

EXHIBIT NUMBER		EXHIBIT DESCRIPTION
10.1	*	Loan Agreement between Lightning Gaming, Inc. (“LGI”) and The Co-Investment Fund, II, L.P. (“CI II”), dated April 12, 2011 (see Exhibit 99.1 to Form 8-K filed April 15, 2011)
10.2	*	Promissory Note issued by LGI to CI II, dated April 12, 2011 (see Exhibit 99.2 to Form 8-K filed April 15, 2011)
10.3	*	Warrant for Stock issued by LGI to CI II, dated April 12, 2011 (see Exhibit 99.3 to Form 8-K filed April 15, 2011)
10.4	*	Guaranty Agreement by Lightning Poker in favor of CI II, dated April 12, 2011 (see Exhibit 99.4 to Form 8-K filed April 15, 2011)
10.5	*	Security Agreement between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.5 to Form 8-K filed April 15, 2011)
10.6	*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.6 to Form 8-K filed April 15, 2011)
10.7	*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.7 to Form 8-K filed April 15, 2011)
10.8	*	Debt Conversion Agreement among LGI, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.1 to Form 8-K filed June 29, 2011)
10.9		Securities Purchase Agreement among LGI, Lightning Poker and Stewart J. Greenebaum, LLC (“Greenebaum”), dated June 23, 2011 (see Exhibit 99.2 to Form 8-K filed June 29, 2011)
10.10	*
Omnibus Amendments to Warrants for Stock among LGI, Lightning Poker and CI II, dated June 23, 2011, with respect to Warrants for Stock dated July  25, 2006; November 8, 2006; December 11, 2009; and March 19, 2010 (see Exhibit 99.3 to Form 8-K filed June 29, 2011)

10.11	*
Amendment No. 1 to Warrant for Stock among LGI, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 27, 2007) (see Exhibit 99.4 to Form 8-K filed June 29, 2011)

10.12	*
Amendment No. 1 to Amended and Restated Warrant for Stock among LGI, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $250,000, dated June 27, 2007) (see Exhibit 99.5 to Form 8-K filed June 29, 2011)

10.13	*
Amendment No. 1 to Amended and Restated Warrant for Stock among LGI, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $500,000, dated June 27, 2007) (see Exhibit 99.6 to Form 8-K filed June 29, 2011)

10.14	*
Amendment No. 1 to Warrant for Stock among LGI, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $1,000,000, dated February 22, 2010) (see Exhibit 99.7 to Form 8-K filed June 29, 2011)

10.15	*
Amendment No. 1 to Warrant for Stock among LGI, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 30, 2008) (see Exhibit 99.8 to Form 8-K filed June 29, 2011)

EXHIBIT NUMBER		EXHIBIT DESCRIPTION
10.16	*
Amendment No. 1 to Warrant for Stock among LGI, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated April 12, 2011) (see Exhibit 99.9 to Form 8-K filed June 29, 2011)

10.17	*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 500,000 shares, previously dated February 22, 2010) (see Exhibit 99.10 to Form 8-K filed June 29, 2011)
10.18	*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated March 19, 2010) (see Exhibit 99.11 to Form 8-K filed June 29, 2011)
10.19	*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated December 11, 2009) (see Exhibit 99.12 to Form 8-K filed June 29, 2011)
10.20	*
Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (originally authorizing the purchase of $1,000,000 worth of shares at $2.572 per share before adjustments, previously dated June 27, 2007) (see Exhibit 99.13 to Form 8-K filed June 29, 2011)

10.21	*	Warrant for Stock issued to Greenebaum for 1,000,000 shares, dated June 23, 2011 (see Exhibit 99.14 to Form 8-K filed June 29, 2011)
10.22	*	Omnibus Allonge to Promissory Notes among LGI, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.15 to Form 8-K filed June 29, 2011
10.23	*	Amended and Restated Promissory Note, dated June 23, 2011 issued by Lightning Poker to Greenebaum (previously dated February 22, 2010) (see Exhibit 99.16 to Form 8-K filed June 29, 2011)
10.24	*	Amended and Restated Promissory Note, dated June 23, 2011 issued by Lightning Poker to Greenebaum (previously dated June 30, 2008) (see Exhibit 99.17 to Form 8-K filed June 29, 2011)
10.25	*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated June 27, 2007) (see Exhibit 99.18 to Form 8-K filed June 29, 2011)
10.26	*	Investor Rights Agreement among LGI, CI II and Greenebaum, dated June 23, 2011 (see Exhibit 99.19 to Form 8-K filed June 29, 2011)
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	**
The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

________________
* This document is incorporated herein by reference as an exhibit hereto. Following the description of such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes unless otherwise indicated. The Commission File No. for such filing is 000-52575.
** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of sections 11 and 12 of the Securities Act 1933, as amended, and section 18 of the Securities Exhange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2011	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director