Form 10-K
period 2011-12-31
Lightning Gaming, Inc.
filed 2012-03-30
CIK 1392545

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,  D.C.   20549

(Mark One)                                                      Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Name of Each Exchange on Which Registered : None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒      No *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐       No  ☒

There is no public market for the registrant's stock. As of June 30, 2011, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s common stock, par value $0.001, outstanding as of March 19, 2012 was 4,652,474. The number of shares of the registrant’s Series A Nonvoting Capital Stock, par value $0.001 per share, outstanding as of March 19, 2012 was 3,500,000.

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

Lightning Poker was incorporated in Pennsylvania in 2005 under the name Pokermatic, Inc. and succeeded to the business of Pokermatic, LLC, a Pennsylvania limited liability company formed in 2004. As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company.  The Company is an early stage company which, through Lightning Poker and Lightning Slot Machines LLC, manufactures and markets gaming products  to casinos, card rooms, cruise ships, other gaming and lottery venues, bars and restaurants and the home market.  The following discussion of the Company’s business includes the business of Lightning Poker, Lightning Slot Machines LLC and Lightning Products, LLC.

Products

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel spinning slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines. Our branded games combine advanced graphics, digital music and sound effects and secondary bonus games. The current products are (i) Video SCRABBLE bonus slot machines, (ii)   multi-rack slot machines and (iii) spinning reel slot machines. We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics and engaging games, and our games incorporate secondary bonus rounds. Currently our games are based on the licensed, well-recognized brands SCRABBLE , the cartoon characters POPEYE and his related family of characters, Speed Racer, Blondie,  Beetle Bailey and Pink Panther. Substantially all of our gaming machines utilize technologies and intellectual property licensed from third parties.

When we expanded our products to include slot machines, we  embarked on an initiative to market our video and reel-spinning slot machines to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines.  We currently have 125 such machines placed in 33 casinos in 13 jurisdictions and cruise ships. We are working to secure licensing to place those slot machines  in a number of new jurisdictions across North America.  The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency.

We have to date, secured 33 licenses, including from Native American tribes, to offer our products in 13 states and Canadian province jurisdictions.  We expect to be licensed in several additional markets during 2012 and in more jurisdictions over the next several years.  We believe that we will successfully deliver video and reel-spinning slot machines to new markets throughout 2012 and beyond.

Our first product was The Lightning Poker Gaming System ("System"), a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch-screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform.

Our System has received Gaming Laboratories Incorporated ("GLI") certification for a casino version of Texas Hold'em, Omaha, cash, and single table tournament poker.  We need GLI certification to install our System in certain jurisdictions.

In 2008, we developed a newer version of the System, which eliminated the need for a separate, stand-alone cashing station. The newer version allows for cashing at the System.

As of March 1, 2012, we have sold or leased 59 newer version Systems, as described above, to domestic and international casinos and card rooms. As a result of our experience with the older version System, we wrote off the remaining value of the older version System in 2010.

Distribution

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

Our original agreement with Shuffle Master provided for it to act as the exclusive world-wide distributor for the System to the gaming industry.  Under that agreement, Shuffle Master received a fixed distribution fee for each System placed into operation. The agreement provided for a ten-year term which began on January 22, 2007, with the right of Shuffle Master to renew for additional five -year terms under certain conditions. Under the agreement Shuffle Master was required to place a minimum number of Systems in each of the first five years of the agreement and thereafter use its commercially reasonable efforts to promote, market, distribute and service the Systems. Shuffle Master did not meet this minimum annual requirement during the initial  term, which gave us a right to terminate the agreement. As of the date of this report, we have not terminated our relationship with Shuffle Master, but we have modified our distribution agreement as described below.  The agreement also gave Shuffle Master a termination right in the event of a change in control (as defined in the agreement) of Lightning Poker.

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

We offer a lease program to some of our customers whereby we receive a monthly lease payment.Typical lease agreements involve a month-to-month term. In an outright sale of our System or slot machine, we receive cash for the entire purchase price.  All operating expenses are recorded as they are incurred.  We will typically use this model in situations where there is a strong customer preference for an outright purchase or in situations where leasing to a customer may be impractical due to geographic or financial reasons.  Our third model is a revenue sharing model, where we place our System or slot machine on the floor of the casino or card room and participate in a portion of the revenue generated by the System or slot machine.  Typical revenue sharing agreements involve a month-to-month term and certain agreements provide for a minimum and maximum monthly payment. Our fourth model combines the sale and lease models whereby we sell the equipment and enter into a three-year license agreement with the customer to use our software.

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

Manufacture of Products

We assemble the System at our facility in Boothwyn, Pennsylvania, using off-the-shelf components purchased from a variety of vendors and a table base and top manufactured to our specifications by a vendor of cabinetry products. The off-the-shelf components include touch-screen monitors for the individual player stations, a 45-inch center screen, a hard drive and memory cards, and other electronic equipment and materials.  We perform final assembly of these components in our facility and then test and ship the System to our customers.

Cabinets for our slot machines are produced by a third-party manufacturer.  Generally, we load our gaming software into the cabinets and test the game at our Boothwyn, Pennsylvania facility.

Competition

The gaming machine market is highly competitive and is characterized by the continual introduction of new games and new technologies. Our ability to compete successfully in this market is dependent, in large part, upon our ability to:

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

Our competitors vary in size from small companies with limited resources to large multi-national corporations with greater financial, marketing and product development resources than we have. The larger competitors have an advantage in being able to spend greater amounts to develop new technologies, games and products that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers secure, centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. We do not currently offer these systems.

The market for electronic gaming devices is mature and characterized by a variety of competitors that create and license proprietary table games. We are currently aware of one GLI-certified direct competitor, PokerTek, Inc. , a publicly traded, North Carolina based manufacturer of electronic poker tables.  We compete directly with PokerTek in distribution to tribal and commercial casinos, card rooms, restaurants and amusement facilities.  Other potential competitors include Amaya Gaming Group (formerly Gametronix) and Digideal, neither of which is currently GLI-certified.  In addition to pure-play electronic poker table manufacturers, we may encounter competition from major casino operators and distributors that choose to develop their own electronic poker systems.  We anticipate that established manufacturers of gaming devices will have widespread brand recognition, substantially greater resources and marketing capabilities than we have and some,  if not all, of the regulatory approvals that would be required to market and sell their products in our target markets, including target markets in which we have not yet obtained regulatory approval. If we are unable to obtain all the regulatory approvals that we are seeking, or if we are unable for other reasons to compete successfully, we may be unable to establish market acceptance for our System, which may limit  our revenue growth in these markets.

We also compete with poker tables using live dealers and other gaming and entertainment products within casinos and card rooms, including slot games, roulette, craps, sportsbook, keno, public domain table games such as blackjack, and other live and automated table games. In addition, we compete with Internet poker websites and other forms of Internet gaming.

Intellectual Property

We currently have three patents and 13 applications for patents pending before the U.S. Patent and Trademark Office, which relate to various aspects of our System.  Patent applications can take many years to be approved and we can provide no assurance that any of these patents will be issued. As we continue to develop new technology, we may file patent applications with respect to such technology.

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

Currently we have exclusive license agreements with (i) Hasbro, Inc. to use the SCRABBLE brand in gaming devices in North America, (ii) Hearst Holdings, Inc. for the exclusive worldwide use of POPEYE (except United Kingdom and Japan)  and Blondie and associated characters in gaming devices, (iii) Speed Racer Enterprises, Inc. for the exclusive worldwide (except Japan) use of Speed Racer and associated characters in gaming devices, (iv) MGM Home  Entertainment Distribution Corp  to use the Pink Panther  family of characters in gaming devices in the United States and Canada and (v)  Hearst Holdings, Inc. for the worldwide use of Beetle Bailey and associated characters in gaming devices. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 24 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 1, 2012, we have a total of 35 licenses for our products including in certain foreign jurisdictions, and we have pending applications or we are preparing to file applications for four additional licenses in North America. Because our System represents a new and innovative technology, it is impossible for us to accurately determine how the various regulatory authorities will view its sale and use, or how long it will take to obtain any required approvals or licenses.

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

A total of 40 states and provinces in Canada  allow casino-type gambling. We will not sell or distribute our gaming products in states or provinces that prohibit casino gambling.

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

A state regulator may have the authority to disapprove a change in our officers, directors and key employees. Some corporate transactions, including those that may be advantageous to our shareholders, may require prior approval of various state regulators. These states may also require our products to undergo rigorous testing, a field trial and a determination as to whether our products meet strict technical standards set forth in the applicable state regulations.

The failure to comply with any requirements imposed by state regulators or required by state law could prevent us from selling our products in such state, subject us to criminal and civil penalties, substantial fines and adversely affect our business.

We previously applied for gaming regulatory approvals to sell our System in Nevada.  Due to the current state of the United States economy we withdrew our application without prejudice.

Tribal Casinos

Numerous Native American tribes have become engaged in or have licensed gaming activities on Native American tribal lands as a means of generating revenue for tribal governments. Gaming on Native American tribal lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, and the Indian Gaming Regulatory Act of 1988 (“IGRA”), which includes regulation and oversight by the National Indian Gaming Commission (“NIGC”) and the Secretary of the United States Department of the Interior (“Interior Secretary”). Furthermore, gaming on Native American lands may also be subject to the provisions of statutes relating to contracts with Native American tribes, which are also administered by the Interior Secretary.

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

Under the IGRA we believe that the System is categorized as a Class II gaming device and therefore, we may legally use our System, if we are in compliance with all other applicable laws and regulations, in those tribal casinos located in states where poker is either expressly permitted or not expressly prohibited. However, there is no assurance that our belief is correct. Certain tribes may require a legal opinion that the System qualifies as a Class II device, and the casino itself may seek an opinion from the NIGC. Obtaining such legal opinions may be difficult, time-consuming and expensive, and although NIGC opinions are advisory in nature, should we receive an adverse opinion from the NIGC, it would impact our ability to sell our System to tribal casinos. It is also possible that a court having jurisdiction or the NIGC could determine that our System is a Class III gaming device, the use of which is only permitted if the compact between the state and the tribe allows Class III gaming. There are substantially fewer tribes that are permitted to conduct Class III gaming than are permitted to conduct Class II gaming and therefore, such a ruling would significantly impair our ability to sell or lease our System to tribal casinos.

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

Additionally, certain tribes require GLI certification for devices such as our System and our other gaming products before the casino will agree to purchase or lease the devices. GLI certification requires meeting certain technical specifications and standards and can be difficult and time consuming. It is possible this process will take longer than we anticipate for a particular jurisdiction, or we may never obtain GLI certification for a particular jurisdiction.

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

Research and Development

We currently conduct research and development activities primarily to develop new gaming platforms and content and to add enhancements to our existing product lines.  We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments and we expect to continue to make such investments in the future.  These research and development costs consist primarily of salaries and benefits and consulting fees.

Our research and development expenses were $1,022,906 and $862,988 during the fiscal years ended December 31, 2011 and December 31, 2010, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2011 and 2010 revenue from customers outside the United States accounted for approximately $230,875 and $3,182,578 or 19% and 91% of revenues, respectively, and eight casino customers and five casino customers accounted for 50% and 81%, respectively, of  our revenues. One customer which was a group of casinos under common control  represented approximately  11% of our 2011 revenues. We do not anticipate this customer to be significant in 2012. As of December 31, 2011, our long-lived assets  outside the United States were not significant. As of December 31, 2010, approximately 62% of our long-lived assets were outside the United States. As of December 31, 2011 and December 31, 2010, two customers and three customers accounted for 7% and 60%, respectively, of our net accounts receivable.

Employees

As of March 1, 2012, we had 15 full-time employees. We also have one consultant that provides legal services and one consultant that provides engineering services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We are an early-stage company that has generated only minimal operating revenue. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. We are in the process of developing and testing new game software and new slot machines which may not appeal to customers.  Moreover, given the current decline in revenues that gaming companies are experiencing, they might not choose to take on new gaming products that do not have a proven record of success.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have accumulated losses of $23,042,233 through the year ended December 31, 2011. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products,. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our  entry into definitive agreements with customers in those jurisdictions. We anticipate increased expenses, losses and cash flow deficits as we seek additional regulatory approvals for our products and market them in various jurisdictions. We may not receive further regulatory approval in any jurisdiction and even if we do, we may not obtain market acceptance in that jurisdiction. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis.  Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy.  We have recently received assurance from a major stockholder to support our operations to June 30, 2013, should such support become necessary.

Our success in the gaming industry depends in large part on our ability to expand further into the slot machine market and new geographical markets.  Our further expansion into these markets will present new challenges and risks that could adversely affect our business and results of operations.

As we seek to expand further into the slot machine market and new geographical markets, we expect to encounter business, legal, operational and regulatory uncertainties, many of which are similar to those we currently face in our System deployment. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with this expansion. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

Successful growth in new markets may require us to make changes to our products to ensure that they comply with applicable regulatory requirements, and will require us to obtain additional licenses.  Our ability to effect these changes and obtain the required licenses is subject to a great degree of uncertainty and may never be achieved.

Generally, our ability to further expand into the slot machine market and enter new geographical markets involves a number of business uncertainties, including:

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

Our success is dependent on our ability to develop and sell our products that are attractive not only to our customers, but also to their customers, the end players.  If our gaming devices do not appeal to customers, or if our gaming devices do not meet or sustain revenue and profitability expectations, our gaming devices may be replaced by our competitors’ devices.  Additionally, we may be unable to enhance existing slot machines in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve acceptance in new or existing markets. Therefore, our future success depends upon our ability to design and market technologically sophisticated products that meet our customers’ needs regarding, among other things, ease of use and adaptability, and are unique and entertaining such that they achieve high levels of player appeal and sustainability. If we fail to keep pace with our competitors, our business could be adversely affected and a decrease in demand for our products could also result in inventory obsolescence charges.

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
●
a decision by our customers in particular or the gaming industry in general to decline to purchase our new gaming devices or to cancel or return previous orders, content or systems in anticipation of newer technologies;

●	an inability to roll out new games, services or systems on schedule as a result of delays in regulatory approval in the applicable jurisdictions, or otherwise; and
●	an increase in the popularity of competitors' games.

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

A finding of suitability is generally determined based upon a myriad of facts and circumstances involving the entity or individual in question, and many gaming authorities have broad discretion in determining suitability.  If any of our officers, directors or significant shareholders are not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling our products in that jurisdiction as long as the individual or entity in question remained an officer, director, or significant shareholder. Such an occurrence would likely delay or prevent our introduction of our products into such jurisdiction.

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

Although we can terminate the employment of an officer or remove a director who is not found suitable, such action could disrupt the management of our Company and adversely affect our business and the results of our operations. In addition, the removal of a director may be delayed if such removal requires action on the part of our shareholders.

Most of our competitors have greater resources and other advantages, and our failure to remain competitive could adversely affect our ability to retain existing customers and obtain future business.

There are a number of companies that offer poker-related entertainment or manufacture and distribute automated gaming machines. Most of these companies have greater financial resources than we have. We are aware of one GLI-certified competitor offering automated poker tables such as ours.

The primary challenges to entering a market are the need to establish relationships with the owners and operators of casinos and card clubs, the requirements for regulatory approvals, and the development of the necessary technology for our products. Our competitors include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals needed to market and sell automated poker tables or slot machines  in our target markets, and we anticipate that the number of such competitors will increase in the future. Most of our competitors have greater financial resources than we have. Therefore, we anticipate that the challenges to entry into our markets would not pose a significant obstacle for such manufacturers if they sought to compete with us.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate. There are many companies who could introduce directly competitive products in the short term that also have established relationships, the potential to develop technology quickly and greater resources than we have. As a result of consolidation among  gaming facilities and their owners, the level of competition among providers has increased significantly as the number of potential customers has decreased.  Other members of our industry may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies.

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

Adverse general worldwide economic conditions that affect the gaming industry or a reduction in demand for gaming in any of our significant markets may adversely affect our results of operations.

Our business operations are affected by international, national and local economic conditions. The current level of activity in the general economy, or in a region constituting a significant source of our customers, or a reduction in demand for gaming, may harm the health of casino operators and our other customers and  result in fewer customers leasing or purchasing our products, which would adversely affect our results.

General worldwide economic conditions have been unfavorable in recent years. These conditions continue to make it difficult for our customers and us to accurately forecast and plan future business activities and they continue to cause our domestic and foreign customers to slow their spending on our  products.  We cannot predict the effect or duration of the current level of economic activity or the timing or strength of a subsequent economic recovery, worldwide or in the gaming industry. If the domestic  markets for our products significantly deteriorate due to these macroeconomic effects, our business, financial condition and results of operations will likely be materially and adversely affected.

Our growth and ability to access capital markets are subject to a number of economic risks.

Financial markets in the United States continue to be cautious.  It is possible that unfavorable financial market conditions will continue for a long time or that there will be an even further deterioration in financial markets and confidence in major economies.

These financial market conditions affect our business in a number of ways. The diminished availability of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in, or cancellation of orders for our products and services.  Current financial market conditions could also affect our ability to raise funds in the capital and bank lending markets. Our debt includes approximately $13.5 million of notes  maturing in 2013.  If economic conditions do not improve by the respective maturity dates of our debt, we might not be able to refinance them on favorable terms, or at all.  This, in turn, could have a material and adverse effect on us.

Risks that impact our customers may impact us.

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities, or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

●
adverse economic  conditions in gaming markets such as those being currently experienced, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices;

●	global geopolitical events such as terrorist attacks, other acts of war or hostility, and popular uprisings and violence such as those that have been occurring in the Middle East; and
●	natural disasters such as major fires, floods, hurricanes, tornadoes, earthquakes and tsunamis and their aftermath.

Economic, political, legal and other risks associated with international sales and sales in Native American jurisdictions could adversely affect our operating results.

Our international business is affected by global economic and political conditions. Changes in economic or political conditions in any of the countries in which we conduct business could result in exchange rate movement, new currency or exchange controls, or other restrictions being imposed on our customers.

We also have agreements with casinos in Native American jurisdictions, which may subject us to sovereign immunity risks and could subject us to additional compliance costs.

We compete in a single industry and our business may suffer if our products become obsolete or demand for them decreases, including as a result of the downturn in the gaming industry.

We derive substantially all of our revenues from leasing, licensing, selling and other financing arrangements of products of and for the gaming industry. The gaming industry is suffering from a significant downturn, with many casinos having  implemented layoffs and major reductions in spending. Because of this downturn, our business may materially suffer if our products become obsolete or if use of our products decreases.  Our licensing  agreements with our customers are typically month-to-month and provide for termination upon 30 days' prior notice by either party.  Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition, regulatory changes, or other factors, it could have a material adverse effect on our business, results of operations and financial condition.

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

Although we do not believe it is likely, it is possible that an individual could breach the security of a casino or card club and fraudulently manipulate its operations. Any such fraudulent manipulation, defects or malfunctions, or any such problems with our slot machines, could result in financial losses for our customers and, in turn, termination of leases, cancellation of orders, product returns and diversion of our resources.  Even if our customers do not suffer financial losses, casinos and card clubs may replace our machines if they do   not perform according to expectations. Any of these occurrences could also result in the loss of, or delay in, market acceptance of our products  and loss of licenses, leases and sales.

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

Most of our revenue is derived from leasing our products to customers under operating leases. Until we are able to sell substantially more units of our products, our ability to lease our products to customers on a large scale may require us to obtain additional financing necessary for the manufacture of our products. However, sources of financing for the gaming industry have diminished dramatically during the current state of the economy. Our inability to obtain financing on terms that would allow us to license  our products profitably would hamper our ability to distribute the products on a large scale and may therefore, delay our ability to obtain significant early market presence as well as market acceptance of our products.

In addition, if our revenues are not sufficient, or if we incur more than anticpated expenses, we may need to seek additional equity or debt financing. Under current economic conditions, it is uncertain whether we could obtain such financing. Even if such financing is available, it may not be on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we need, but are unable to obtain, additional financing we may be unable to develop our products, adequately protect our intellectual property, meet customer demand for our products, withstand adverse operating results, or otherwise accomplish our business objectives. More importantly, if we are unable to obtain further financing when needed, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

Our agreements with our lenders and major investors impose significant restrictions on us.

Our loan agreements and Investor Rights Agreement with our lenders and major investors contain various covenants that restrict our ability to do various things, including:

●	incur additional indebtedness;
●	subject our property to further liens;
●	transfer our assets;
●	invest in any other companies (other than our wholly-owned subsidiaries);
●	make changes in our line of business or enter into any new line of business; and
●	change our capital stock structure.

In addition, any of the following could result in a default and acceleration of our obligations under the loan agreements:

●	a breach of any of our covenants under the loan agreements;
●	a breach of any of our other material obligations, or a loss of any of our material licenses or permits, that would reasonably be expected to have a material adverse effect on us;
●	an unstayed or undischarged judgment against us in excess of $50,000; or
●	any other material adverse change with respect to us, as detailed in the loan agreements.

If we were unable to repay our indebtedness upon acceleration, the lenders could proceed against the underlying collateral.  Our assets might not be sufficient to repay the amounts in full, and we might be unable to borrow sufficient funds to refinance the indebtedness or obtain a waiver of the accelerating event.

We are dependent on intellectual property rights.  Therefore, infringement claims against us, patents issued to our competitors, or misappropriation of our trade secrets or other proprietary information may adversely affect us.

Our competitors have patents covering, among other things, gaming machine features, bonusing techniques and related technologies.  If our products use processes or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us.  We have, from time to time, received correspondence from a significant competitor of our System advising us that it has filed certain patent applications, is aggressively pursuing patent protection for its products, and will aggressively pursue any patent infringers.

Whether a product infringes a patent involves complex legal and factual issues, which can be time-consuming and expensive to resolve. In addition, because patent applications can take many years to be approved, there may be applications now pending of which we are unaware, which may later result in the issuance of patents that our products may infringe or that may lead to infringement claims against us. If our product infringes a patent, we could be prevented from distributing the product unless and until we obtain a license or redesign the product to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in redesigning a product to avoid infringement.

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

We also rely on trade secrets and other proprietary information. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot be  assured that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

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

Our success depends on our customers licensing or buying our products to expand their existing operations, replace existing gaming products or equip a new casino. Any slowdown in the replacement cycle, including  as a result of the current downturn in the gaming industry, may negatively impact our operations. Additionally, to the extent existing or potential customers choose to allocate capital to expenditures other than gaming products, such as real estate acquisitions, hotel furnishings, restaurants and other improvements, or generally to reduce expenditures, particularly in response to  current conditions in the gaming industry, we may suffer a material adverse effect on our business, results of operations and financial condition.

Certain market risks may affect our business, results of operations and prospects.

In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, fluctuating commodities markets, higher labor costs, increased fuel prices, collectability of receivables and recoverability of residual values on our assets such as those in certain international markets. Further, some of our customers may experience financial difficulties, possibly as a result of  current conditions in the gaming industry, or may otherwise not pay accounts receivable when due, resulting in increased write-offs.  We may incur material losses in these areas in the future.

The loss of the services of our Chairman and Chief Executive Officer (“CEO”)  or other key employees, or the failure to attract additional key individuals, could materially and adversely affect our business.

Our success will depend on retention of key executives who have been instrumental in our development thus far, and on our ability to attract and retain employees to complete the development or enhancements of our products and to market them widely. We seek to compensate and incentivize our executives and other key employees through competitive salaries and equity incentive compensation, but such compensation may not be sufficient to enable us to retain them or hire new personnel.

Our management team’s limited experience in the gaming market could increase costs, hamper our marketing strategies and delay our expansion.

We have not yet demonstrated that we are able to implement our business plan fully or in a timely manner. The limited experience of our management team in the gaming industry and the markets for automated game technology and slot machines could result in increased operating and capital costs, difficulties in executing our operating and marketing strategies and delays in our expansion strategy. Our management team also has limited experience with the process of obtaining the regulatory licenses, certifications and approvals that we will need in order to market and distribute our products in additional jurisdictions. We may not successfully address any or all of the risks posed by this limited experience, and our failure to do so could seriously harm our business and operating results.

Our success will depend on the reliability and performance of third-party manufacturers and suppliers.

We currently manufacture the System from component parts obtained from third party suppliers and obtain slot machine cabinets from a third party manufacturer, but we expect in the future to retain third parties to complete all phases of manufacturing. If those manufacturers are unable to meet our requirements, we  would be significantly hampered in serving our customers and may miss revenue-generating opportunities. In addition, the supply of the liquid crystal display for the System is uncertain, and we could experience significant backlogs. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers.  In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either situation could have an adverse impact on our business, results of operations and financial condition.

If the network infrastructure of certain casinos in which our products are or will be installed proves unreliable, market acceptance of our products would be materially and adversely affected.

We expect to enter into agreements with operators of casinos and card clubs in more than one location. We anticipate that our agreements with such customers will provide that they are responsible for providing, at their expense, a dedicated high-speed connection between our products in the various locations operated by them to a remote central server supporting our products. Failures or disruptions of a customer’s dedicated high-speed connection that result in the stoppage of play or in reduced performance of our products could reduce patron gaming experience, adversely affect the casinos’ or card clubs’ satisfaction with automated gaming devices in general and delay or prevent market acceptance of our products.

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

Our public company compliance costs before we acquired Lightning Poker in January 2008 in the Merger were not substantial, due to our minimal operations before the Merger. Lightning Poker did not operate as a public company before the Merger. As a publicly reporting company with operations since January 2008, we have been incurring, and will continue to incur, significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the United States Securities and Exchange Commission (“SEC”), have imposed various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to these matters.

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

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue those shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of holders of our common stock. For example, those shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.  In February 2010 we allocated 6,000,000 of these shares to a new series of stock titled Series A Nonvoting Capital Stock (“Nonvoting Stock”), which is identical to our common stock except that it is nonvoting, and we have issued 3,500,000 of those shares since then.  Although we have no present intention to issue any of the remaining shares of Nonvoting Stock or any of the other 2,500,000 shares of Preferred Stock, there is no assurance that we will not do so in the future.

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

Item 4. Mine Safety Disclosures.

 None

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. There is no established public trading market for our common stock and we do not expect such a market to develop in the foreseeable future. Trading in our stock has been minimal and we have no reliable basis for reporting trading prices or bid prices.

Holders of record. On March 19, 2012, there were approximately 78 shareholders of record of our common stock and two shareholders of record of our Nonvoting Stock.  We have no information that indicates the number of beneficial owners  is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2011, with respect to our stock option plan under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,051,000(1)	$1.34	446,000

(1) Stock options in 2007 were granted under Lightning Poker’s 2006 Equity Incentive Plan ( the “2006 Plan”). After the Merger those options were exchanged for an equal number of the Company’s stock options under the 2007 Plan on substantially the same terms and conditions. All stock options granted after the Merger were granted under the 2007 Plan.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the”Exchange Act”).  Forward-looking statements include the words “may,” ”will,” “could,” “would,” “likely,” estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “projections” or “anticipate” or the negative of such terms and similar words and include all discussions about our ongoing or future plans, objectives or expectations.

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

Overview

We were formed to develop and market our System, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide.  In 2009, we commenced the design, manufacture, marketing, sale and operation of video and reel spinning slot machines to customers in various gaming jurisdictions. The current products of this type are (i) a Video SCRABBLE bonus slot machine, (ii) a multi-rack slot machine and (iii) a spinning reel slot machine utilizing our licensed brands.When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

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
We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $4,423,058 in the fiscal year ended December 31, 2011.

We are registered as an approved vendor to distribute the current version of our System to casinos, tribal casinos and card rooms located in California, Connecticut and Iowa. We have also placed our current System in casinos in the Alberta and British Columbia provinces in Canada, Belgium, Columbia, Finland, Germany, Nicaragua, Panama and Portugal. We are registered as an approved vendor to distribute our slot machines in 16 jurisdictions.  We must obtain regulatory approvals in many additional jurisdictions, including Nevada, in order to fully effectuate our business plan. We may not receive any such regulatory approvals. In 2009 we  withdrew our licensing application in Nevada, without prejudice, due to economic conditions. Due to these and a variety of other factors, including those described under “RISK FACTORS” in Item 1A of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

Equity-based Compensation, Warrants and Convertible Feature of Long Term Debt

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model that used the assumptions noted in the following table.  Expected volatility is based upon publicly traded companies with similar characteristics.  We use historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2011.

In accordance with loans obtained by the Company, the lenders hold warrants to purchase 8,901,385 shares of the Company’s common stock at any time through June 2016 at a price of $1.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation. In accordance with FASB guidance, warrants and the debt conversion feature are classified within Level 3 because they are valued using the Binomial model. Some of the inputs to these valuations are unobservable in the market and are significant.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. When recognizable, the recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The adoption of the guidance did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued guidance on certain revenue arrangements that include software elements. The guidance  reduced the types of transactions that fall within the  scope of software revenue recognition guidance. Software revenue recognition guidance requires that its provisions be applied to an entire arrangement involving the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The guidance also addresses how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 The adoption of the guidance did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of this update, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this accounting standard update did not have a significant impact on our financial statements or disclosures.

 In May 2011, the FASB issued guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The guidance expands disclosure requirements particularly for Level 3 inputs to include the following:

●	For fair value categorized in Level 3 of the fair value hierarchy:
1.	a quantitative disclosure of the unobservable inputs and assumptions used in the measurement,
2.
a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and

3.	a narrative description of the sensitivity of the fa ir value to changes in unobservable inputs and interrelationships between those inputs.
●	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

This guidance will be effective for our first quarter of fiscal 2012 and is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for our first quarter of fiscal 2012 and as the update only requires a change in presentation, we do not expect it to have a material impact on our financial statements.

Twelve Months Ended December 31, 2011 Compared to Twelve Months Ended December 31, 2010
(All amounts are rounded to the nearest thousand)

Revenue

The Company’s revenues for the year ended December 31, 2011 were $1,210,000 compared to $3,486,000 for the prior year. The decrease in revenues was primarily due to lower sales of refurbished Systems in the current period and lower license fees due to lower System placements,  partly offset by $694,000  of license fees earned on the placement of our slot machines.

Cost of Products Sold

For the year ended December 31, 2011, cost of products sold decreased $1,180,000 to $36,000 from $1,216,000 for the year ended December 31, 2010. This decrease was due to lower sales of refurbished Systems to international customers in the current period. Gross margins were 64% for the year ended December 31, 2011 compared with 57% for the year ended December 31, 2010. The increase in gross margin was principally due to lower System equipment costs and selling costs.

Operating Expenses

Operating expenses increased by $351,000 to $920,000 for the year ended December 31, 2011, from $569,000 for the year ended December 31, 2010.  This increase was primarily the result of the establishment of inventory obsolescence reserves of $332,000 primarily related to  System  parts and an increase in repair costs of $123,000 partly offset by a decline in commissions due to the decline in System related license fees.

Research and Development Expenses

Research and development expenses increased by $160,000 to $1,023,000 for the year ended December 31 2011, from $863,000 for the year ended December 31, 2010. The increase in research and development expenses is  primarily related to the development of our new branded gaming products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses  were  $1,767,000 for each of the years ended December 31, 2011 and  2010.  Selling, general and administrative expenses  are comprised of  staffing, marketing , regulatory fees, compliance costs and office expenses.

Depreciation and Amortization

Depreciation and amortization decreased from $973,000 for the year ended December 31, 2010 to $807,000 for the year ended December 31, 2011. This decrease was primarily related to the lower installed base of Systems during 2011 and the absence in 2011 of an impairment charge of $264,000 on idle Systems  that was  recorded in 2010, partly offset by depreciation and amortization of  installed slot machines and new brand licenses in 2011.

Net Interest Expense

Net interest expense increased from $1,196,000 for the year ended December 31, 2010 to $1,240,000 for the year ended December 31, 2011. This change was the result of the issuance of notes payable and related warrants during 2010 of $2,000,000  and higher warrant costs as a result of the amendment of the terms of the warrants in June 2011.

Change in Value of Warrants and Convertibility Feature of Long Term Debt

The change in fair value of our warrants and convertibility feature of long term debt of $197,000 was mainly due to the declines in the remaining life of the warrant and convertibility feature of long term debt and the estimated fair market value of our common stock.

Liquidity and Capital Resources

We have incurred net losses since inception.  We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

 Discussion of Statement of Cash Flows

	Year Ended December 31,
	2011	2010	Change
Net cash used in operating activities	$(1,764,418)	$(2,071,946)	$307,528
Net cash provided by(used in) investing activities	(1,318,452)	1,013,596	(2,332,048)
Net cash provided by financing activities	2,000,000	1,935,874	64,126
Net increase (decrease ) in cash and cash equivalents	(1,082,870)	877,524	$(1,960,394)
Cash and cash equivalents, beginning of year	1,335,379	457,855
Cash and cash equivalents, end of year	$252,509	$1,335,379

For the twelve months ended December 31, 2011, net cash used in operating activities decreased  $308,000 (15%) to $1,764,000 as compared to $2,072,000 for the twelve months ended December 31, 2010. The decrease in cash used in operating activities was primarily due to the  timing of payments  to  creditors, suppliers and vendors.

Net cash used by investing activities increased $2,332,000 to $1,318,000 for the twelve months ended December 31, 2011, from $1,014,000 provided by  investing activities for the twelve months  ended  December 31, 2010.  Cash provided by investing activities  in 2010 was primarily a function of the proceeds from the sale of fixed assets partly offset by the net investment in property, plant and equipment used in our operations, and software and brand licenses. Cash used in investing activities in 2011 was to produce branded slot  machines and acquire brand and software licenses for our slot products.

Net cash provided by financing activities was $2,000,000 for the twelve months ended December 31, 2011. During 2011, cash provided from financing activities consisted primarily of proceeds from issuance of a note ($1,000,000) and the sale of Nonvoting Stock ($1,000,000). During 2010, cash provided from financing activities consisted primarily of proceeds from issuance of notes ($2,000,000), partly offset by the payment on the capital lease. The note issued in 2011 was converted to 1 million shares of Nonvoting Stock in June 2011.

In June 2011 the Company entered into a series of agreements with lenders that included, among other things, the following:

●	conversion of a $1,000,000 promissory note issued in April 2011 into 1,000,000 shares of our Nonvoting Stock, with cancellation of all interest and other amounts payable under the note;
●	sale of 1,000,000 shares of Nonvoting Stock for $1,000,000 and issuance of a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments);

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

●
amendment of 12 promissory notes held by lenders, issued by the Company's subsidiary, Lightning Poker, between July 2006 and February 2010 in an aggregate principal amount of $13,500,000, extending the maturity date to June 30, 2013 and fixing at $1.00 per share the price at which $7,500,000 of those notes (plus accrued interest of $1,999,123 as of December 31, 2011) can be converted to our common stock (subject to anti-dilution adjustments);

●	giving preemptive rights to the lenders to maintain their respective percentage ownership of all of our outstanding stock, calculated on a fully-diluted basis; and
●	requiring us to obtain the lenders' consent in order to engage in various material transactions or to change or add lines of business.

In February 2010 we borrowed $1,000,000 from  The Co Investment Fund, II, L.P. (“CI II”) and $1,000,000 from Stewart J. Greenebaum, LLC (“ Greenebaum”) and we issued to each lender a warrant to purchase up to 500,000 shares of common stock at $2 per share. The loans were for a three-year term, with interest at 8% per annum. At the discretion of the lenders, all principal and interest outstanding on the loans may be converted into shares of  our capital stock issued in our next equity financing at the same price and upon the same terms as the shares issued in the next equity financing. The warrants were exercisable through 2013. The aggregate fair market value of the warrants at the time we issued them was $99,980.

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

 Operations and Liquidity Management

For the  twelve months ended December 31, 2011, we incurred a net loss of $4,385,000 and used $1,764,000 of cash in operating activities. At December 31, 2011, our cash balance was $252,000.  The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current cash requirements are approximately $165,000 to $265,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

In January 2012 we issued 1 million shares of  Nonvoting Stock and warrants to purchase 1 million shares of common stock at $1.00 per share for total proceeds of  $1,000,000. Based on our cash flow projections and anticipated revenues, we believe we may require additional capital to support our operations during 2012.   We have recently received assurance from a major stockholder to support our operations through June 30, 2013 should such support become necessary.

In addition, our ability to sell or license our products on a large scale in the future  may require additional financing for working capital. There is no assurance that such additional financing would be available to us, if at all, on reasonable terms, particularly for the reasons discussed  above in the “RISK FACTORS” item. Our inability to obtain such financing on terms that allow us to lease our products profitably would hamper our ability to distribute our products on a large scale.

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2011:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$17,790,099	$-	$17,790,099	$-	$-
Operating lease obligations(2)	388,020	105,482	282,538	-	-
Royalty and license fees obligations(3)	831,750	507,750	324,000	-	-
Other long-term liabilities	-	-	-	-	-
Total	$19,009,869	$613,232	$18,396,637	$-	$-

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses and software source code.

Off-Balance Sheet Arrangements

As of December 31, 2011, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Lightning Gaming, Inc.

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. Our audits also included the financial statement schedule of Lightning Gaming, Inc. listed in item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Blue Bell, Pennsylvania
March  30, 2012

Lightning Gaming, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash	$252,509	$1,335,379
Accounts receivable, net	150,884	170,252
Inventory	464,306	732,562
Prepaid expenses	21,387	110,774
Total Current Assets	$889,086	$2,348,967

Property, Plant and Equipment, net	1,098,714	508,661

License Fees, net of accumulated amortization	$170,575	$208,202
Other Assets	12,797	30,371

Total Assets	2,171,172	3,096,201

Liabilities and Stockholders' Deficit Current Liabilities
Accounts payable	$870,896	$542,841
Accrued expenses	768,426	711,079
Total Current Liabilities	$1,639,322	$1,253,920

Long Term Debt and Other Liabilities
Long term notes payable	13,331,979	13,407,871
Interest payable and other long term liabilities	4,454,728	3,379,231
Fair value of warrants and convertible feature of long term debt	89,050	13,169
Total Long Term Debt and Other Liabilities	$17,875,757	$16,800,271

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares,; Series A Nonvoting Capital Stock 6,000,000 shares authorized; 2,500,000 shares issued and outstanding at December 31, 2011, 500,000 shares issued and outstanding at December 31, 2010	2,500	500
Common stock: $0.001 par value; authorized 90,000,000 shares, 4,660,285 shares issued December 31, 2011 and 2010; 4,652,474 outstanding December 31, 2011 and 2010	4,661	4,661
Additional paid in capital	5,698,976	3,701,749
Accumulated deficit	(23,042,233)	(18,657,088)
Treasury stock 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders' Deficit	(17,343,907)	(14,957,989)

Total Liabilities and Stockholders’ Deficit	$2,171,172	$3,096,201

See Notes to Consolidated  Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of  Operations

	Year Ended
	December 31,	December 31,
	2011	2010

Sales of systems and parts	$98,915	$2,824,825
License fees	1,075,077	612,878
Service revenues	36,347	48,756
Total revenues	1,210,339	3,486,459

Costs and Operating Expenses
Cost of products sold	35,999	1,215,912
Operating expenses	919,832	569,363
Research and development	1,022,906	862,988
Selling, general & administrative expenses	1,766,614	1,808,152
Depreciation and amortization, including impairment charges	806,768	972,640
Total costs and operating expenses	4,552,119	5,429,055

Operating Loss	(3,341,780)	(1,942,596)

Non Operating Income (expense)
Net interest expense	(1,240,365)	(1,196,282)
Change in value of warrants and convertible feature of long term debt	197,000	437,842
Other income (expense)	-	88,320
Net Loss	$(4,385,145)	$(2,612,716)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.71)	$(0.51)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	1,538,333	458,333
Weighted average common shares outstanding- basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2011 and December 31, 2010

	Series A Nonvoting Capital Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance December 31, 2009	-	$-	4,660,285	$4,661	$2,385,317	$(16,044,372)	7,811	$(7,811)	$(13,662,205)
Net Loss	-	-	-	-	-	(2,612,716)			(2,612,716)
Issuance of Series A Nonvoting capital stock	500,000	500	-	-	1,206,273	-	-	-	1,206,773
Stock based compensation	-	-	-	-	110,159	-	-	-	110,159
Balance December 31, 2010	500,000	$500	4,660,285	$4,661	$3,701,749	$(18,657,088)	7,811	$(7,811)	$(14,957,989)
Net Loss	-	-	-	-	-	(4,385,145)			(4,385,145)
Issuance of Series A Nonvoting capital stock	2,000,000	2,000	-	-	1,905,420	-	-	-	1,907,420
Stock based compensation	-	-	-	-	91,807	-	-	-	91,807
Balance December 31, 2011	2,500,000	$2,500	4,660,285	$4,661	$5,698,976	$(23,042,233)	7,811	$(7,811)	$(17,343,907)

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries
Consolidated Statements of
 Cash Flows

	Year Ended
	December 31,	December 31,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(4,385,145)	$(2,612,716)
Adjustments to reconcile net loss to net cash used in operating activities;
Gain on sale of equipment	(44,000)	(1,166,622)
Depreciation and amortization including impairment charges of $136,188 and $264,438 in 2011 and 2010	806,768	972,640
Stock based compensation	243,995	235,345
Changes in Assets and Liabilities
Decrease in accounts receivable	19,368	65,535
Decrease in inventories	268,257	56,319
Decrease (increase) in prepaid expenses and other assets	81,724	(66,043)
Increase (decrease) in accounts payable	328,055	(12,400)
Increase in accrued interest	1,080,000	856,095
Increase in accrued expenses	33,560	37,743
Decrease in fair value of warrants and convertible feature of long term debt	(197,000)	(437,842)

Net cash used in operating activities	(1,764,418)	(2,071,946)

Cash flows from investing activities
Purchase of equipment	(1,039,863)	(282,725)
Proceeds from sale of equipment	45,000	1,531,000
Increase in license fees	(323,589)	(234,679)

Net cash provided by (used in) investing activities	(1,318,452)	1,013,596

Cash flow from financing activities
Proceeds from issuance of notes	1,000,000	2,000,000
Proceeds from issuance of Series A Nonvoting Capital Stock	1,000,000	-
Payment of capital lease	-	(64,126)

Net cash provided from financing activities	2,000,000	1,935,874

Net increase (decrease) in cash	(1,082,870)	877,524

Cash beginning	1,335,379	457,855
Cash ending	$252,509	$1,335,379

Supplemental Disclosure of Cash Flow Information:
Non cash financing activities:
Issuance of Series A Nonvoting Capital Stock in exchange for notes and accrued interest	$1,000,000	$1,206,273
Issuance of capital stock warrants in connection with notes payable	$42,405	$99,980
Amendment of warrants in connection with note extension	$190,821	$-
Issuance of convertible debt option	$36,190	$-
Cash paid for interest	$-	$1,139

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

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video and reel- spinning gaming machines to customers in various gaming jurisdictions. The current products are (i) Video SCRABBLE bonus slot machines, (ii) multi-rack slot machines and (iii) spinning reel slot machines utilizing its licensed brands.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker, Lightning, Slot Machines, LLC and Lightning Products, LLC. All inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources, net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.   The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs. In January 2012 we issued 1 million shares of Series A Nonvoting Capital Stock (“Nonvoting Stock”) and warrants to purchase 1 million shares of common stock at $1.00 per share for total proceeds of  $1,000,000. Based on our cash flow projections and anticipated revenues, we believe we may require additional capital to support our operations during 2012.  If that becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have  received assurance from a major stockholder to support our operations through June 30, 2013 should such support become necessary.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

In January 2007 Lightning Poker entered into an exclusive licensing and distribution agreement with Shuffle Master, Inc. (“Shuffle Master”).  Pursuant to the agreement, Shuffle Master acted as the worldwide distributor of Lightning Poker’s System to the gaming industry.  In exchange for distributing the System, Shuffle Master  received a fixed distribution fee for each System placed into operation.  The initial term of the agreement was for ten years and was renewable for an additional five -year term at Shuffle Master's option if specific minimum order requirements are met.  Shuffle Master was required to place a minimum  number of Systems in each of the first five years of the agreement, among other things. Shuffle Master did not meet this minimum annual requirement during the initial term, which gave us the right to terminate the agreement. We have not terminated our relationship with Shuffle Master, but we have modified our distribution agreement as described below.  The agreement also gave Shuffle Master a termination right in the event of a change in control (as defined in the agreement) of Lightning Poker.

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

The Company recognizes revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our products are delivered and our ability to collect is reasonably assured. We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The license agreements are based on either a fixed monthly price or a pre-determined percentage of the monthly net “rake” revenue collected for each System and daily revenue collected for each slot machine.

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

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

For the years 2011 and 2010 revenue from customers outside the United States accounted for approximately $230,875 and $3,182,578 or 19% and 91% of revenues, respectively, and eight casino customers and five casino customers represented 50% and 81% of total revenues for the years ended December 31, 2011 and December 31, 2010, respectively. One casino customer, Ameristar Casinos, Inc. represented approximately 11% of total revenues for the year ended December 31, 2011.

Use of Estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates include the recoverable value of long lived assets  and the fair market value of warrants and the convertible feature of long term debt. Actual results could differ from those estimates.

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

Concentrations of Credit Risk: Financial instruments that subject us to credit risk primarily consist of cash and trade receivables. The Company’s credit risk is managed by investing cash primarily in high-quality financial institutions. Accounts receivable include amounts owed by various customers and groups of customers. No collateral is required. Accounts receivable are not sold or factored. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts and believes its credit and collection polices mitigate its credit risk relative to accounts receivable.

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover given all information presently available. The Company has a reserve of $171,060 and  $229,162 as of December 31, 2011 and 2010, respectively. Except for this reserve, the Company believes its  receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables.

At December 31, 2011 and December 31, 2010, accounts receivable from two and three casino customers, respectively,  represented 7% and 60%, respectively, of total accounts receivable.

License Fees: Licensee fees are amortized on a straight-line basis over the life of the respective license, which ranges from one to three years.

Patents. The Company expenses legal fees and application costs related to its patent application process. There is a high degree of uncertainty in the outcome of approval for any of our patents. Once the patents are approved, any costs incurred to defend and register these patents will be capitalized.

Research and Development: Research and development costs are charged to expense when incurred and are included in the statement of operations, except when certain qualifying expenses are capitalized in accordance with FASB guidance. As of December 31, 2011 and December 31, 2010, no amounts had been capitalized.

Inventories:  Inventories are stated at the lower of cost or market using the first-in, first-out method.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

Property and Equipment:  Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of three  to five years. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement if less.

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

We  have assessed the Company’s tax position and do not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. We had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2011 and  2010 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2011 and  December 31, 2010.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2008 and thereafter are subject to examination by the relevant taxing authorities.

Advertising:  The Company expenses advertising costs as incurred.  Advertising expense for the years ended December 31, 2011 and 2010 was $0 and $38,362, respectively.

Impairment of Long-Lived Assets:  The Company reviews its long-lived assets, including property and equipment and licenses, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  To determine the recoverability of its long-lived assets, including definte lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives.

Stock Option Plan:  The Company has an equity-based compensation plan which is more fully described in Note 7. Compensation expense is  recognized over the required service period.  All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

Earnings (loss) per share. The Company computes earnings (loss) per share in accordance with generally accepted accounting principles which require presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS  for loss periods excludes all potential dilutive shares due to their anti-dilutive effect.

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

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 2.   Inventory

Inventory consisted of the following:

	December 31, 2011	December 31, 2010
Finished products	$133,406	$190,185
Raw materials	330,900	542,377
Inventory	$464,306	$732,562

Note 3.   Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Equipment, principally gaming equipment	$2,784,383	$1,949,000
Furniture and fixtures	69,907	65,908
Leasehold improvements	91,794	91,794
Property, plant and equipment	2,946,084	2,106,702
Less accumulated depreciation	(1,847,370)	(1,598,041)
Property, plant and equipment, net	$1,098,714	$508,661

During the fourth quarter of 2011, the Company commenced the installation of new slot machine software. Due to the future conversion of installed slot machines to the new slot machine software, certain software licenses and associated hardware were determined to be obsolete.  As a result of this review the Company recorded an impairment charge of $70,688 in 2011.

During the fourth quarter of  2010, the Company reviewed the usefulness of certain older version Systems. As a result of this review the Company recorded an impairment charge of  $264,438 in 2010.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 3.   Property and Equipment (Continued)

The impairment charge is included in depreciation and amortization expense in the Statement of Operations for the years ended December 31, 2011 and 2010.

Note 4.  License Fees

License fees consist of the following:

	December 31, 2011	December 31, 2010
Purchased licenses, software and other	$321,724	$275,659
Less accumulated amortization	(151,149)	(67,457)
Intangible assets, net	$170,575	$208,202

 The weighted average useful life of purchased licenses and software is 1.1 years.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 4.   License Fees (Continued)

Estimated amortization expense related to recorded intangible assets is as follows:

Year Ending December 31,	Amount
2012	$150,200
2013	15,375
2014	5,000
$170,575

Note 5.   Debt

Long Term Notes Payable consists of the following:
Lender	Warrants	December 31, 2011	December 31, 2010

The Co-Investment Fund, II, L.P. (a)	6,401,385	$10,500,000	$10,500,000
Stewart J. Greenebaum, LLC (b)	2,500,000	3,000,000	3,000,000
Total notes payable		13,500,000	13,500,000
Less: unamortized fair market value of warrants		(168,021)	(92,129)
Total long term debt		$13,331,979	$13,407,871

(a)
Notes payable at 8% interest due in 2013. At December 31, 2010  notes payable in the amount of $9,500,000 were due in 2012. Warrants to purchase shares of common stock at an exercise price of  $1.00 per share through April 2016.

(b)
Notes payable at 8% interest due in 2013. At December 31, 2010  notes payable in the amount of $1,000,000 were due in 2012. Warrants to purchase shares of common stock at an exercise price of  $1.00 per share through April 2016.

See Note 7, Stockholders’ Deficit and Note 9, Related Party Transactions for more information on debt and warrant transactions.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt (Continued)

Also in February 2010 the Company entered into a $2,000,000 three-year loan agreement with interest at 8% per annum. At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of common stock.   In connection with the loan, the Company issued warrants to purchase 1,000,000 shares of common stock. The notes issued under the loan agreement were among the 12 notes amended in June 2011. See Note 9 Related Party Transactions.

In April 2011 the Company borrowed $1,000,000 from a lender and issued to the lender a warrant to purchase up to 1,000,000 shares of common stock.The interest rate of the loan was 8% per annum. The aggregate fair market value of the warrant at the time it was issued was $3,290. In June 2011 the note was converted into 1,000,000 shares of  Nonvoting  Stock, with cancellation of all interest and other amounts payable under the note.

In accordance with various loans obtained by the Company, as of December 31, 2011 the lenders hold warrants to purchase up to 8,901,385 shares of  common stock until  the expiration date of April 12, 2016 at a price of $1.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements.  Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation.  The unamortized debt discount prior to the amendments of notes in the amount of $55,529 was written off and included in interest expense. Expense recognized for the years ended December 31, 2011and 2010 related to these warrants was $145,363  and $125,187 respectively, and was included in interest expense. Expense recognized for the years ended December 31, 2011 related to the debt conversion right was $9,049 and was included in interest expense.

Interest on each note is payable at maturity.

Substantially all of the Company’s assets are pledged as collateral on debt.

Certain notes in the amount of $7,500,000 and related accrued interest of $1,999,123 at December 31, 2011 are convertible at the discretion of the noteholder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.   Commitments

In February 2007, the Company leased its corporate office under a noncancelable sublease that expired  in March 2010.  In addition to minimum lease payments, the lease required the Company to pay for certain operating expenses and utilities. Rental expense under this lease for the year ended  December 31, 2010 was $103,200,   representing billing of prior years’ maintenance charges .

In November 2009, the Company entered into a lease agreement for its new corporate offices. The lease was effective in January, 2010 and is for a term of sixty seven months. Rental expense under this lease for the years ended December 31, 2011  and December 31, 2010 was $199,002 and $140,294 , respectively.

Future minimum lease payments  are as follows:

Year Ending December 31,	Amount
2012	$105,482
2013	108,142
2014	108,142
2015	66,254
$388,020

The Company has entered into  non-exclusive licensing agreements with two vendors whereby the Company is required to pay the vendors for maintenance and software licenses used in conjunction with the Company’s products.

In March 2009, the Company entered into an exclusive license agreement with Hasbro, Inc. to use the SCRABBLE brand in gaming devices distributed in the United States and Canada.  The initial term of the agreement is five years with the Company’s right to extend the agreement for two additional five year terms if certain performance standards are met. The agreement calls for minimum annual payments and may be cancelled under certain conditions.

In April 2009, the Company entered into an exclusive license agreement with Mattel, Inc. to use the SCRABBLE brand in gaming devices distributed worldwide excluding the United States and Canada.  The initial term of the agreement is five years with the Company’s right to extend the agreement for two additional two year terms if certain performance standards are met. The agreement calls for minimum annual payments and may be cancelled under certain conditions.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

In October 2009 the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brands POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan.  The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one- year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to 2012.

In March 2010, the Company entered into an exclusive license agreement with Speed Racer Enterprises, Inc. to use the brand Speed Racer and related family of characters in gaming devices distributed worldwide excluding Japan.  The initial term of the agreement is for five years with the Company’s right to extend the agreement for three additional years upon meeting certain royalty payments during the initial term.

In June 2011 the Company entered into an exclusive license agreement with MGM/Brandegenuity LLC to use the images of the Pink Panther and related family of characters in gaming devices distributed in the United States and Canada.  The initial term of the agreement was for three years with the Company’s right to extend the agreement for an additional five years  upon payment of minimum royalties.

In December 2011 the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Beetle Bailey and related family of characters in gaming devices distributed worldwide.  The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one- year terms upon payment of minimum royalties.

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

At December 31, 2011, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,000,313
Advances made	(168,563)

Potiential future payments	$831,750

As of December 31, 2011, the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2012	$507,750
2013	324,000
Total	$831,750

Note 7.   Stockholders’ Deficit

Stock Option Plan:  On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker.  After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2011, the maximum aggregate number of shares issuable

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant.  Options granted will not be exercisable after 10 years from the grant date. At December 31, 2011 and 2010, 2,051,000 and 2,228,000 options to purchase shares, respectively, had been granted to certain directors, officers, employees and a consultant of the Company and were still outstanding.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years.  The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Compensation costs of $91,807 and $110,159 have been recognized for the years ended December 31, 2011, and 2010, respectively.

A summary of option transactions in 2011 and 2010 is as follows:

	Shares	Weighted Average Exercise Price
Options at December 31, 2009	2,448,200	$1.34
Options granted	190,000	2.00
Options cancelled	(410,200)	1.58
Options at December 31, 2010	2,228,000	1.36
Options granted	-	-
Options cancelled	(177,000)	1.59
Options at December 31, 2011	2,051,000
Options exercisable at December 31, 2011	1,507,000	1.44
Shares available for grant at December 31, 2011	446,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.  Expected volatility is based upon publicly traded companies with similar characteristics.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2011.

	2010

Weighted average volatility	46.0%
Expected dividends	0
Expected term (in years)	10
Weighted average risk free interest rate	2.	9%

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

The weighted average grant-date fair value of options granted during the twelve months ended December 2010 was $.16.

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.  The Company estimated 0% forfeitures for the stock options that were granted in 2010 .

The following table summarizes information with respect to stock options outstanding at December 31, 2011:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,051,000	4.3	$1.34	-	1,507,000	4.1	$1.44	-

The following table summarizes information with respect to stock options outstanding at December 31, 2010:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life ( Years )	Price	Value	Number	Term ( Years )	Price	Value
2,228,000	5.5	$1.36	-	1,214,000	5.5	$1.46	-

As of December 31, 2011, there was approximately $88,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 3.8 years.

Warrants:  In accordance with the loans obtained by the Company, the lenders hold warrants to purchase  8,901,385 shares of the Company’s common stock at any time through June 2016 at a price of $1.00 per share.  The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements.  The Company calculates the value of these warrants at the time of issuance using a Binomial pricing model.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table is a summary of the Company’s warrant activity for the years ended December 31, 2011 and December 31, 2010:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at January 1, 2010	7,009,145	1.70
Warrants granted	1,000,000	2.00
Warrants exercised	-	-
Warrants cancelled	(1,000,000)	2.00
Warrants at December 31, 2010	7,009,145	1.70
Warrants granted	2,000,000	1.50
Warrants exercised	-	-
Warrants cancelled	-	-
Warrants at December 31, 2011	9,009,145	1.00
Warrants exercisable at December 31, 2011	9,009,145

The following table summarizes information with respect to warrants outstanding at December 31, 2011:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
9,009,145	4.3	$1.00	-	9,009,145	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2010:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
7,009,145	1.9	$1.70	-	7,009,145	$1.70	-

The weighted average fair value  per share of each warrant granted for the year ended December 31, 2011  and December 31, 2010 was $.026 and $.10, respectively.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants (Continued)

The fair value of each warrant is estimated on the date of grant using the Binomial pricing model, with the following assumptions for the years ended December 31, 2011 and December 31, 2010:

	2011		2010

Weighted average volatility	45.0	.%	46.0%
Expected dividend yield	-		-
Expected term (in years)	4.3		5.0
Weighted average risk free interest rate	.06		2.47%

In January 2012 the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000, and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments).

In accordance with loans obtained by the Company, the lenders hold warrants to purchase 8,901,385 shares of the Company’s common stock at any time through June 2016 at a price of $1.00 per share.  The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation.  In accordance with FASB guidance, warrants and the debt conversion feature are classified within Level 3 because they are valued using the Binomial model. Some of the inputs to these valuations are unobservable in the market and are significant.

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2009	$-	$337,647
Fair value of warrants reissued in 2010	-	113,364
Net change in fair value of warrants	-	(437,842)
Balance December 31, 2010	-	13,169
Fair value of warrants issued in 2011	-	236,691
Fair value of debt conversion feature	36,190	-
Write-off of original warrants		(6,801)
Net change in fair value	(16,132)	(174,067)
Balance December 31, 2011	$20,058	$68,992

Note 8.   Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Current tax expense:
Federal	$-	$-
State	-	-
	$-	$-

Deferred tax benefit:
Federal	$1,299,000	$785,000
State	420,000	252,000
Valuation reserve	(1,719,000)	(1,037,000)
	$-	$-

Net deferred tax assets consist of the following components as of December 31, 2011 and December 31, 2010:

	2011	2010
Deferred tax asset:
Net operating loss carryforward	$6,322,000	$5,097,000
Accounts receivable reserves	94,000	94,000
Property and equipment	(141,000)	5,000
Accrued expenses	2,097,000	1,636,000
Impairment charge	268,000	213,000
Start up costs	51,000	47,000
Stock based compensation	55,000	52,000
Inventory reserves	193,000	58,000
Other	34,000	52,000
	8,973,000	7,254,000
Less valuation allowance	(8,973,000)	(7,254,000)
Net deferred taxes	$-	$-

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 8.   Income Taxes (Continued)

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the statements of operations is as follows for the years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010

Federal tax benefit at statutory rate	$(1,479,000)	$(888,000)
State tax benefit net of federal taxes	(284,000)	(171,000)
Expense on stock options and warrants	79,000	77,000
Warrant valuation	(67,000)	(149,000)
Other	32,000	94,000
Increase in valuation allowance	1,719,000	1,037,000
Income tax expense	$-	$-

As of December 31, 2011, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $15,460,000, which expire at various times through 2031.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

Note 9. Related Party Transactions

In June 2011 we entered into a series of agreements with The Co-Investment Fund, II, L.P. (“CI II”) and Stewart J. Greenebaum, LLC (“Greenebaum”).   CI II and Greenebaum each beneficially own more than 5% of our outstanding common stock.  CI II is managed by Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and Donald Caldwell, one of our directors, is the founder and Chief Executive Officer of Cross Atlantic and Frederick Tecce, also one of the Company’s directors, is a managing director and counsel to  Cross Atlantic.

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

●
amendment of nine promissory notes held by CI II, issued by Lightning Poker between July 2006 and February 2010 in an aggregate principal amount of $10,500,000, extending the maturity date to June 30, 2013 and fixing at $1.00 per share the price at which $5,500,000 of those notes (plus accrued interest of $1,571,178 as of December 31, 2011) can be converted to our common stock (subject to anti-dilution adjustments);

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

During the twelve months ended December 31, 2011  and 2010  interest on all of the loans from CI II described above amounted to $840,000 and $828,164, respectively.  During 2011 and 2010 the Company made no principal payments on those loans (other than conversion of the April 2011 $1,000,000 note to Nonvoting Stock).

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 9. Related Party Transactions (Continued)

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $1,571,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $427,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As a result of transfers in 2009 and 2010, among CI II,  Greenebaum and a former investor,of common stock warrants that were issued in 2007 and 2008 and the surrender of warrants by that former investor, they hold the following warrants as of December 31, 2011:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Shares

CI II	6,401,385	$1.00
Greenebaum	2,500,000	$1.00

In January 2012 the Company sold 1,000,000 shares of Nonvoting Stock  for $1,000,000 to CI II and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments).

Note 10.   Subsequent Events

We considered all material events through the date on which the financial statements were issued and determined there were no reportable matters which have not been disclosed.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 11.  Recently Issued Pronouncements

In October 2009, the FASB issued guidance on revenue recognition for multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The adoption of the guidance did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued guidance on certain revenue arrangements that include software elements. The guidance  reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement involving the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in the guidance many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under this new guidance, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product's essential functionality, and undelivered components that relate to software that is essential to the tangible product's functionality. The guidance also addresses how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This guidance was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 The adoption of the guidance did not have a material impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of this update, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about certain financing receivables and related allowance for credit losses. These provisions are effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this accounting standard update did not have a significant impact on our financial statements or disclosures.

In May 2011, the FASB issued guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The guidance expands disclosure requirements particularly for Level 3 inputs to include the following:

●	For fair value categorized in Level 3 of the fair value hierarchy:
1.	a quantitative disclosure of the unobservable inputs and assumptions used in the measurement,
2.
a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and

3.	a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

●	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

This guidance will be effective for our first quarter of fiscal 2012 and is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for our first quarter of fiscal 2012 and as the update only requires a change in presentation, we do not expect it to have a material impact on our financial statements.

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

As of December 31, 2011, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective as of December 31, 2011.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART  III

Item  10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers. All of the Company’s directors took office on January 29, 2008, except Mr. Haveson, who became a director of the Company on September 6, 2007.  Mr. Strano  became president of Lightning Poker in December, 2009.

Name	Age	Position Held with the Company
Brian Haveson	48	Chairman, CEO, President, Director
Christopher Strano	39	President of Lightning Poker
Robert Ciunci	65	CFO , Secretary
Donald Caldwell	65	Director
Frederick Tecce	76	Director

Brian Haveson

Mr. Haveson has served as CEO and President of the Company since August, 2007, CEO of Lighting Poker since October 1, 2006, President of Lightning Poker from March 2008 to December 2009 and a director of Lightning Poker since June 2005. From 1994 through 2002, Mr. Haveson served as CFO and CEO of Nutri/System, Inc. Prior to that he was a manager for 4 years with Arthur Andersen in its Turnaround Group. Mr. Haveson has been a professional poker player for over 15 years, cashing in 26 major tournaments including 8 World Series of Poker. He won best overall player honors at the 2002 World Poker Finals. Mr. Haveson received a Bachelor of Science degree in Aerospace Engineering from the University of Maryland and a Masters in Management from Purdue University. Mr. Haveson’s  successful tenure as the CEO of Nutri/System, his consulting role and his professional poker playing background  provide our company with a seasoned and experienced CEO with a player’s perspective.

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

Donald Caldwell

Mr. Caldwell has been a director of Lightning Poker since June 2005. He is the founder, Chairman and CEO of Cross Atlantic Capital Partners Inc. ("Cross Atlantic"). Mr. Caldwell oversees the operations of all of Cross Atlantic's offices and focuses a significant amount of his time on the growth of the Cross Atlantic franchise through fundraising, network development, and deal flow.

Mr. Caldwell  serves on the board of several publicly and privately held companies and civic organizations, including; Quaker Chemical Corporation (NYSE); Voxware Inc. ; Rubicon Technology, Inc. (NASDAQ);  InsPro Technologies Corp.; Amber Road: Pennsylvania Academy of the Fine Arts (Chairman Emertias); and the Committee for Economic Development.

Until March 1, 1999, he was President and Chief Operating Officer of Safeguard Scientifics, Inc., where he also previously served as Executive Vice President.  Prior to joining Safeguard in 1993, Mr. Caldwell held a number of executive and financial positions, including Chief Administrative Officer of Cambridge Technology Partners, Inc. (Massachusetts), a provider of information technology consulting and software development; Executive Vice President and then President of Atlantic Financial; and as a partner in the national office of Arthur Young & Co., a predecessor to Ernst & Young, LLP. He is a CPA in the State of New York and holds a Bachelor of Science degree from Babson College and a Master of Business Administration from the Graduate School of Business at Harvard University.

Mr. Caldwell’s extensive experience in the financial markets, venture capital arena and service on corporate boards provide us with significant,well- respected financial and management leadership in addition to his strong corporate governance background.

Frederick Tecce

Mr. Tecce has been a director since June 2005.   Mr. Tecce is a managing director of Cross Atlantic and counsel to that company.  Mr. Tecce works closely with Mr. Caldwell on fundraising, as well as overseeing Cross Atlantic's legal issues, including contracts and intellectual property rights. Mr. Tecce is also Of Counsel to the law firm Buchanan Ingersoll & Rooney PC.

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

Mr. Tecce  holds a B.A. from the University of Pennsylvania and J.D. from the Dickinson School of Law of Pennsylvania State University.

Mr. Tecce’s broad legal and business experience brings an insight and seasoned view and guidance to our board.

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

Donald Caldwell and Frederick Tecce, who are directors and 10% Shareholders, and CI II, which is a 10% Shareholder, did not file Form 4 to report an April 12, 2011 acquisition of common stock warrants and a series of transactions on June 23, 2011 consisting of an acquisition of Nonvoting Stock, an amendment of ten common stock warrants that we or our predecessor had previously issued, and an amendment of five promissory notes previously issued by Lightning Poker that are convertible into our common stock (if the amendments are deemed transactions that must be reported on Form 4).

Stewart J. Greenebaum, LLC, which is a 10% Shareholder, did not file Form 4 to report a series of transactions on June 23, 2011 consisting of an acquisition of Nonvoting Stock and a common stock warrant, an amendment and restatement of four common stock warrants that we or our predecessor had previously issued, and an amendment and restatement of two promissory notes previously issued by Lightning Poker that are convertible into our common stock (if the amendments are deemed transactions that must be reported on Form 4).

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we or Lightning Poker paid in 2011 and 2010 to Brian Haveson, our and Lightning Poker’s principal executive officer;  Christopher Strano, President of Lightning Poker; and Robert Ciunci, our and Lightning Poker’s principal financial officer (collectively, our “named executive officers”).

  SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Brian Haveson, Chairman and CEO	2011 2010	$250,000 $250,000	$- $-	$- $-	$- $-	$- $-	$- $-	$16,770 $15,200	$266,770 $265,207

Christopher Strano, President of Lightning Poker (2)	2011 2010	$210,800 $210,800	$- $-	$- $-	$- $-	$- $25,000	$- $-	$18,915 $15,207	$229,715 $251,007

Robert Ciunci, CFO	2011 2010	$109,000 $108,600	$- $-	$- $-	$- $-	$- $-	$- $-	$2,611 $-	$111,611 $108,600

NOTES:

(1)
Includes  employer contributions to 401K  plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all salaried employees.

(2)
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

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day / mo/ year)
Brian Haveson (1)	400,000	100,000	-	$2.56	08/08/2017
	100,000	150,000	-	$.28	07/05/2014
Christopher Strano (2)	100,000	150,000	-	$.28	29/06/2019
Robert Ciunci (3)	120,000	30,000	-	$1.10	08/01/2017
	15,000	10,000	-	$2.00	17/10/2018

NOTES:

(1)
At December 31, 2011, Mr. Haveson held options to purchase an aggregate of 750,000 shares. Options for 100,000 shares vest each August until 2012 and options for 50,000 shares vest each May until 2014.

(2)	At December 31, 2011, Mr. Strano held options to purchase 250,000 shares. Options for 50,000 shares vest each June until 2014.
(3)
At December 31, 2011, Mr. Ciunci held options to purchase an aggregate of 175,000 shares. Options for 30,000 shares vest each January until 2012 and options for 5,000 shares vest each October until 2013.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our common stock  and Nonvoting Stock were beneficially owned as of  March 16, 2012  by (1) each person known by us to be the beneficial owner of more than 5% of our  common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options or warrants, within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,652,474) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Boothwyn, Pennsylvania 19061.

	Common Stock		Nonvoting Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell(1)	8,241,385(3)	68.4%	2,000,000	57.1%
Fredrick C. Tecce(2)	7,831,385(4)	65.0%	2,000,000	57.1%
Brian Haveson	1,288,409(5)	24.8%	-	-
Robert Ciunci	165,000(6)	3.4%	-	-
Christopher Strano	100,000(6)	2.1%	-	-
All directors and executive officers as a group (5 persons)	10,224,794(9)	79.5%	2,000,000	57.1%

5% Shareholders:
CI II and related parties(1)(2)	7,401,385(7)	61.4%	2,000,000	57.1%
Seth Berger	469,916(8)	9.6%	-	-
Stewart J. Greenebaum, LLC (“Greenebaum”)	2,500,000(10)	35.0%	1,500,000	42.9%

(1)
CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO. Consequently, Cross Atlantic and Mr. Caldwell may be deemed the beneficial owners of the shares that CI II beneficially owns.

(2)
CI II is managed by Cross Atlantic of which Mr. Tecce is a managing director and counsel. Consequently, Cross Atlantic and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.

(3)	Includes warrants to purchase 7,401,385 shares held by CI II.
(4)	Includes warrants to purchase 7,401,385 shares held by CI II. Also includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(5)	Includes options to purchase 550,000 shares.
(6)	Consists of options to purchase shares.
(7)	Consists of warrants to purchase shares. The address of CI II and its manager, Cross Atlantic, is Five Radnor Corporate Center, Suite 55, 100 Matsonford Road, Radnor, PA 19087.
(8)	Includes options to purchase 240,000 shares. Mr. Berger’s address is 3 Dovecote Lane, Malvern, PA 19355.
(9)	Includes an aggregate of 8,216,385 shares that can be acquired through the exercise of options and warrants.
(10)	Consists of warrants to purchase shares. The address of Greenebaum is Five Radnor Corporate Center, Suite 55, 100 Matsonford Road, Radnor, PA 19087.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We are reporting the transactions below based on the following relationships:  (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; (2)  Mr. Caldwell is the founder and CEO and Mr. Tecce is a managing director and counsel to Cross Atlantic; (3), Greenebaum is a 5% Shareholder; and (4) SIG Strategic Investments, LLLP (“SIG”) was a 5% Shareholder until April 15, 2010.

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

In April 2011 we borrowed $1,000,000 from CI II and we issued to CI II a warrant to purchase up to one million shares of common stock at $2 per share.  The loan was for a three-year term, with interest at 8% per annum.  The fair market value of the warrant at the time we issued it was  $3,290.

In June 2011 we entered into a Debt Conversion Agreement (the “Conversion Agreement”) with CI II.  In connection with the Conversion Agreement, the following took place:

●
The $1,000,000 promissory note that we issued to CI II in April 2011 was converted into one million shares of Nonvoting Stock, and all amounts payable under that note, other than the principal amount, were canceled.

●
We amended ten warrants held by CI II, which were issued by us or our predecessor between July 2006 and April 2011, to purchase our common stock.  Prior to the amendments, those warrants entitled CI II to purchase an aggregate of 6,401,385 shares of common stock at a weighted average exercise price of $1.37 per share (subject to anti-dilution adjustments), with expiration dates ranging between July 31, 2011 and April 12, 2016.  Giving effect to the amendments, the expiration date of each of those warrants is April 12, 2016, and those warrants entitle CI II to purchase an aggregate of 6,401,385 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments).  The fair market value of the amended warrants as of the time we amended them was $167,723.

●
Nine promissory notes held by CI II in an aggregate principal amount of $10,500,000, which Lightning Poker issued between July 2006 and February 2010, were amended.  Prior to the amendments, the notes had maturity dates ranging between June 30, 2012 and February 22, 2013.  Five of those notes, having an aggregate principal amount of $5,500,000, are convertible into our common stock.  As a result of the amendments, the maturity date of each of the nine promissory notes was changed to June 30, 2013, and the price at which the principal and accrued interest under each of the five convertible notes can be converted into shares of our common stock is $1.00 per share.

Also in June 2011, we entered into a Securities Purchase Agreement (the “2011 Purchase Agreement”) with Greenebaum.  In connection with the 2011 Purchase Agreement, the following took place:

●
We sold 1,000,000 shares of Nonvoting Stock to Greenebaum for $1,000,000, and we issued to Greenebaum a warrant to purchase 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments), with an expiration date of April 12, 2016.  The fair market value of the warrant at the time we issued it was $26,201.

●
We amended and restated four warrants held by Greenebaum, which were issued by us or our predecessor between June 2007 and February 2010, to purchase our common stock.  Prior to the amendments, those warrants entitled Greenebaum to purchase an aggregate of 1,500,000 shares of common stock at a weighted average exercise price of $2.00 per share (subject to anti-dilution adjustments), with expiration dates ranging between June 27, 2012 and February 22, 2015.  As a result of the amendments, the expiration date of each of those warrants was changed to April 12, 2016, and those warrants entitle Greenebaum to purchase an aggregate of 1,500,000 shares of common stock at $1.00 per share (subject to anti-dilution adjustments).  The fair market value of the amended warrants as of the time we amended them was $39,302.

●
We amended and restated three promissory notes held by Greenebaum in an aggregate principal amount of $3,000,000, which were issued by Lightning Poker between June 2007 and February 2010.  Prior to the amendments, the notes had maturity dates ranging between June 30, 2012 and February 22, 2013.  Two of those notes, having an aggregate principal amount of $2,000,000, are convertible into our common stock.  As a result of the amendments, the maturity date of each of the three promissory notes was changed to June 30, 2013 and the price at which the principal and accrued interest under each of the two convertible promissory notes can be converted into shares of our common stock is $1.00 per share.

Also in June 2011, in connection with the Conversion Agreement and the 2011 Purchase Agreement, we entered into an Investor Rights Agreement (the “Rights Agreement”) with CI II and Greenebaum.  The principal terms of the Rights Agreement are as follows:

●
If we register any of our securities for a public offering under the Securities Act, CI II and Greenebaum will each have the right to exchange all of its shares of Nonvoting Stock for an equal number of shares of our common stock and, at our expense, include those shares, along with any other shares of our common stock that it holds, in the registered public offering (if certain underwriting standards are satisfied).  The exchange rights remain in effect for as long as each of CI II and Greenebaum holds any Nonvoting Stock.  The respective registration rights of CI II and Greenebaum remain in effect until the earlier of June 23, 2021 or the date on which CI II or Greenebaum, as the case may be, is eligible to sell, within a three-month period under Rule 144 under the Securities Act, all of our stock that it holds.

●
Each of CI II and Greenebaum will have preemptive rights to purchase additional shares of Nonvoting Stock (or certain equivalents of Nonvoting Stock) if we sell additional stock in certain types of transactions, so as to maintain their respective percentage ownership of all of our outstanding stock, calculated on a fully-diluted basis.

●
We must obtain the written consent of CI II and Greenebaum in order to liquidate, dissolve or sell our business (or effectuate certain similar transactions); transfer or encumber material technology or intellectual property; change our articles of incorporation or bylaws in a way that adversely affects the terms of the Nonvoting Stock; change our capital stock structure; make loans or investments in any other companies (other than our wholly-owned subsidiaries); make loans to any other person other than in the ordinary course of business or under our employee stock or option plans; guarantee any indebtedness of others; make changes in our line of business; or enter any new line of business.

In January 2012 we entered into a Securities Purchase Agreement with CI II under which we sold 1,000,000 shares of Nonvoting Stock to CI II for $1,000,000 and we issued to CI II a warrant to purchase 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments), with an expiration date of January 17, 2017.  The fair market value of the warrant as of the time we issued it was $4,232. The Nonvoting Stock can be exchanged by CI II for an equal number of shares of our common stock, and CI II can require us to register those shares of common stock under the circumstances described in the Rights Agreement.

 CI II holds notes in the aggregate principal amount of $10,500,000 as of March 19, 2012, with a weighted average interest rate of 8% per annum.

For 2010, interest on the notes held by CI II in 2010 amounted to $824,164.  For 2011, interest on the notes held by CI II in 2011 amounted to $840,000.  During 2010 and 2011, we made no principal or interest payments on the notes.  As of March 19, 2012, the aggregate accrued but unpaid interest on all of the notes held by CI II was $4,500,411.

Included in the notes held by CI II and accrued interest thereon are  notes in the principal amount of $5,500,000 and accrued interest of $1,571,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also,  notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest  of  $427,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

 CI II and Greenebaum  hold the following common stock warrants as of March 19, 2012:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share
CI II	7,401,385	$1.00
Greenebaum	2,500,000	$1.00

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of McGladrey & Pullen, LLP (“M&P”) as our principal accountant to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2011.  M&P previously performed similar audit and review services for us and Lightning Poker for the years ended December 31, 2010, December 31, 2009,  December 31, 2008 and December 31, 2007.

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

The aggregate fees billed to us by M&P in 2011 and in 2010 were $105,600 and $138,000 respectively. All of M&P’s billings were for audit services, which consisted of the audits of our  annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings.

Item 15.   Exhibits and Financial Statement Schedules.
(a)(1)           Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31,  2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

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
Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)

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

10.2	*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3	*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.4*	Lightning Poker Warrant for Stock (909,091 shares) issued to The Co-Investment Fund II, L.P. (“CI II”) dated July 25, 2006 (see Exhibit 10.6 to Form 8-K filed January 30, 2008)
10.5 *	Lightning Poker Warrant for Stock (909,091 shares) issued to CI II dated November 8, 2006 (see Exhibit 10.7 to Form 8-K filed January 30, 2008)
10.6 *	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.7 *	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.8*	Lightning Poker Amended and Restated Warrant for Stock ($500,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.10 to Form 8-K filed January 30, 2008)
10.9*	Lightning Poker Amended and Restated Warrant for Stock ($250,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.11 to Form 8-K filed January 30, 2008)
10.10*	Lightning Poker Warrant for Stock ($2,000,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.12 to Form 8-K filed January 30, 2008)

10.11*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)

10.12*	Loan Agreement dated July 27, 2006 by and among PokerMatic, Inc. d/b/a Lightning Poker and CI II (see Exhibit 10.17 to Form 8-K/A filed April 29, 2008)
10.13*	Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.18 to Form 8-K/A filed April 29,2008)
10.14*	First Amendment dated April 12, 2007 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.19 to Form 8-K/A filed April 29, 2008)
10.15 *
Loan Agreement dated June 27, 2007 by and among Lightning Poker, CI II, SIG Strategic Investments, LLLP  (“SIG”) and Stewart J. Greenebaum, LLC (“Greenebaum”) (see Exhibit 10.21 to Form 8-K/A filed April 29, 2008)

10.16*	Second Amendment dated January 16, 2008 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.20 to Form 8-K/A filed April 29, 2008)
10.17*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.18*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.19*	Loan Agreement dated June 30, 2008 among Lightning Poker, SIG and CI II (see Exhibit 99.1 to Form 8-K filed July 7, 2008)
10.20*	Promissory Note issued by Lightning Poker to CI II dated June 30, 2008 (see Exhibit 99.2 to Form 8-K filed July 7, 2008)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.21*	Warrant for Stock issued by the Company to CI II dated June 30, 2008 (see Exhibit 99.4 to Form 8-K filed July 7, 2008)
10.22*	Guaranty Agreement by the Company in favor of CI II as the Lenders’ Agent (“Agent”) dated June 30, 2008 (see Exhibit 99.6 to Form 8-K filed July 7, 2008)
10.23*	Security Agreement between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.7 to Form 8-K filed July 7, 2008)
10.24*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.8 to Form 8-K filed July 7, 2008)
10.25*	Intellectual Property Security Agreement for Copyrights and Masked Works between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.9 to Form 8-K filed July 7, 2008)
10.26*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.27*	Agreement with CI II, dated as of December 31, 2008 and entered into on March 26, 2009, to extend the maturity date of promissory notes (see Exhibit 10.1 to Form 10-Q filed May 15, 2009)
10.28*	Amendment to Loan Agreements, dated September 10, 2009, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed September 15, 2009)
10.29*	Note and Warrant Purchase Agreement, dated December 11, 2009, among the Company, CI II, Greenebaum and SIG (see Exhibit 99.1 to Form 8-K filed December 15, 2009)
10.30*	Promissory Note, restated as of June 27, 2007, issued by Lightning Poker to CI II (see Exhibit 99.2 to Form 8-K filed December 15, 2009)

10.31*	Warrant for Stock (250,000 shares), dated December 11, 2009, issued to CI II (see Exhibit 99.4 to Form 8-K filed December 15, 2009)

10.32*	Debt Conversion Agreement among the Company, Lightning Poker and Greenebaum, dated February 5, 2010 (see Exhibit 99.1 to Form 8-K filed February 26, 2010)
10.33*	Loan Agreement among Lightning Poker, CI II and Greenebaum, dated February 22, 2010 (see Exhibit 99.2 to Form 8-K filed February 26, 2010)
10.34*	Promissory Note issued by Lightning Poker to CI II, dated February 22, 2010 (see Exhibit 99.3 to Form 8-K filed February 26, 2010)

10.35*	Warrant for Stock ($1,000,000 of shares) issued to CI II, dated February 22, 2010 (see Exhibit 99.5 to Form 8-K filed February 26, 2010)

10.36*	Guaranty Agreement by the Company in favor of CI II as Agent, dated February 22, 2010 (see Exhibit 99.7 to Form 8-K filed February 26, 2010)
10.37*	Security Agreement between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.8 to Form 8-K filed February 26, 2010)

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.38*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.9 to Form 8-K filed February 26, 2010)
10.39*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.10 to Form 8-K filed February 26, 2010)
10.40*	Note and Warrant Purchase Agreement among the Company, CI II, Greenebaum and SIG, dated March 19, 2010 (see Exhibit 99.1 to Form 8-K filed March 25, 2010)
10.41*	Promissory Note issued by Lightning Poker to CI II, restated as of June 30, 2008 (see Exhibit 99.2 to Form 8-K filed March 25, 2010)
10.42*	Warrant for Stock (250,000 shares) issued to CI II, dated March 19, 2010 (see Exhibit 99.3 to Form 8-K filed March 25, 2010)
10.43*	First Amendment to Loan Agreement, dated December 31, 2010, between Lightning Poker and Greenebaum (see Exhibit 10.51 to Form 10-K filed April 7, 2011)
10 44*	Amendment to Loan Agreements, dated December 8, 2010, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed December 13, 2010)
10.45*	Amendment to Loan Agreements, dated January 10, 2011, between Lightning Poker and Greenebaum (see Exhibit 99.1 to Form 8-K filed January 13, 2011)
10.46*
Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]

10.47*	Loan Agreement between the Company and CI II, dated April 12, 2011 (see Exhibit 99.1 to Form 8-K filed April 15, 2011)
10.48*	Promissory Note issued by the Company to CI II, dated April 12, 2011 (see Exhibit 99.2 to Form 8-K filed April 15, 2011)
10.49*	Warrant for Stock issued by the Company to CI II, dated April 12, 2011 (see Exhibit 99.3 to Form 8-K filed April 15, 2011)
10.50*	Guaranty Agreement by Lightning Poker in favor of CI II, dated April 12, 2011 (see Exhibit 99.4 to Form 8-K filed April 15, 2011)
10.51*	Security Agreement between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.5 to Form 8-K filed April 15, 2011)
10.52*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.6 to Form 8-K filed April 15, 2011)
10.53*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.7 to Form 8-K filed April 15, 2011)
10.54*	Debt Conversion Agreement among the Company, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.1 to Form 8-K filed June 29, 2011)
10.55*	Securities Purchase Agreement among the Company, Lightning Poker and Greenebaum, dated June 23, 2011 (see Exhibit 99.2 to Form 8-K filed June 29, 2011)
10.56*
Omnibus Amendments to Warrants for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011, with respect to Warrants for Stock dated July 25, 2006; November 8, 2006; December 11, 2009; and March 19, 2010 (see Exhibit 99.3 to Form 8-K filed June 29, 2011)

10.57*
Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 27, 2007 (see Exhibit 99.4 to Form 8-K filed June 29, 2011)

10.58*
Amendment No. 1 to Amended and Restated Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $250,000, dated June 27, 2007) (see Exhibit 99.5 to Form 8-K filed June 29, 2011)

10.59*
Amendment No. 1 to Amended and Restated Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $500,000, dated June 27, 2007) (see Exhibit 99.6 to Form 8-K filed June 29, 2011)

10.60*
Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $1,000,000, dated February 22, 2010) (see Exhibit 99.7 to Form 8-K filed June 29, 2011)

10.61*
Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 30, 2008) (see Exhibit 99.8 to Form 8-K filed June 29, 2011)

10.62*
Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated April 12, 2011) (see Exhibit 99.9 to Form 8-K filed June 29, 2011)

10.63*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 500,000 shares, previously dated February 22, 2010) (see Exhibit 99.10 to Form 8-K filed June 29, 2011)
10.64*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated March 19, 2010) (see Exhibit 99.11 to Form 8-K filed June 29, 2011)
10.65*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated December 11, 2009) (see Exhibit 99.12 to Form 8-K filed June 29, 2011)
10.66*
Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (originally authorizing the purchase of $1,000,000 worth of shares at $2.572 per share before adjustments, previously dated June 27, 2007) (see Exhibit 99.13 to Form 8-K filed June 29, 2011)

10.67*	Warrant for Stock issued to Greenebaum for 1,000,000 shares, dated June 23, 2011 (see Exhibit 99.14 to Form 8-K filed June 29, 2011)
10.68*	Omnibus Allonge to Promissory Notes among the Company, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.15 to Form 8-K filed June 29, 2011)
10.69*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated February 22, 2010) (see Exhibit 99.16 to Form 8-K filed June 29, 2011)
10.70*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated June 30, 2008) (see Exhibit 99.17 to Form 8-K filed June 29, 2011)
10.71*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated June 27, 2007) (see Exhibit 99.18 to Form 8-K filed June 29, 2011)
10.72*	Investor Rights Agreement among the Company, CI II and Greenebaum, dated June 23, 2011 (see Exhibit 99.19 to Form 8-K filed June 29, 2011)

21.1*	List of subsidiaries (see Exhibit 21.1 to Form 10-K filed April 7, 2011)
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101**
The following materials from this Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

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

Dated: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	President and Chief Executive Officer, Director	March 30, 2012
Brian Haveson	(Principal Executive Officer)

/s/ Robert D. Ciunci	Chief Financial Officer	March 30, 2012
Robert D. Ciunci	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 30, 2012
Donald Caldwell

/s/ Fredrick C. Tecce	Director	March 30, 2012
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2011 and 2010
	Balance at Beginning of period	Additions Charges to Costs and Expenses	Deductions Writeoffs	Balance at End of Period
Year ended December 31, 2010

Allowance for deferred taxes	$6,217,000	$1,037,000	-	$7,254,000

Allowance for doubtful accounts	$229,162	$-	$-	$229,162

Year ended December 31, 2011

Allowance for deferred taxes	$7,254,000	$1,733,000	$-	$8,987,000

Allowance for doubtful accounts	$229,162	$-	$58,102	$171,060