Form 10-Q
period 2012-03-31
Lightning Gaming, Inc.
filed 2012-05-31
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(610) 494-5534
(Registrant’s telephone number)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of March 31, 2012; 3,500,000 Series A Nonvoting Capital Stock shares as of March 31, 2012

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Mine Safety Disclosures	22
Item 4.	Other Information	22
Item 5.	Exhibits	22

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

1	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current Assets
Cash	$236,815	$252,509
Accounts receivable, net	167,236	150,884
Inventory	418,846	464,306
Prepaid expenses	21,387	21,387
Total Current Assets	844,284	889,086

Property, Plant and Equipment, net	1,207,023	1,098,714

Other Assets	11,883	12,797
License fees, net of accumulated amortization	553,409	170,575

Total Assets	$2,616,599	$2,171,172

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$856,256	$870,896
Accrued expenses	782,317	768,426
Total Current Liabilities	1,638,573	1,639,322

Long Term Debt and Other Liabilities
Long term notes payable	13,360,356	13,331,979
Interest payable and other liabilities	4,560,139	4,290,099
Other long term liabilities	83,139	164,629
Fair value of warrants and convertible feature of long term debt	41,757	89,050
Total Long Term Debt and Other Liabilities	18,045,391	17,875,757

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 3,500,000 shares issued and outstanding at March 31, 2012 and 2,500,000 shares issued and outstanding at December 31, 2011	3,500	2,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding at March 31, 2012 and December 31, 2011	4,661	4,661

Additional paid in capital	6,666,534	5,698,976
Accumulated deficit	(23,734,249)	(23,042,233)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(17,067,365)	(17,343,907)

Total Liabilities and Stockholders’ Deficit	$2,616,599	$2,171,172

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)
Revenues
License and service fees	$507,973	$139,472
Sales of gaming products and parts	—	29,364
Total revenues	507,973	168,836

Costs and operating expenses
Cost of products sold	—	21,345
Operating expenses	187,069	134,479
Research and development	205,126	215,500
Selling, general & administrative expenses	344,089	438,746
Depreciation and amortization	223,960	147,982
Total costs and operating expenses	960,244	958,052

Operating loss	(452,271)	(789,216)

Non-operating income (expense)
Net interest expense	(298,966)	(289,797)
Change in value of warrants	59,221	9,658
Net loss	(692,016)	(1,069,355)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.09)	$(0.21)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	3,333,333	500,000
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

	March 31, 2012	March 31, 2011
	(unaudited)	(unaudited)

Net Cash Used in Operating Activities	$(256,805)	$(437,633)

Cash Flows From Investing Activities
Purchase of equipment	(247,403)	(224,354)
Increase in license fees	(480,000)	(221,356)

Net Cash Used in Investing Activities	(727,403)	(445,710)

Cash Flows From Financing Activities
Net Proceeds from issuance of Series A Nonvoting Capital Stock	968,514	—

Net Cash Provided By Financing Activities	968,514	—

Net Decrease in Cash	(15,694)	(883,343)

Cash - Beginning of period	252,509	1.335,379

Cash - End of period	236,815	452,036

Supplemental Disclosure of Non-Cash Financing Activities:

Issuance of capital stock warrants in connection with Series A Nonvoting capital stock	$11,928	$—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2012

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

Our consolidated financial statements include the accounts of the Company, including Lightning Poker, Lightning Slot Machines, LLC and Lightning Products, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2012 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2011 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and has had net operating losses and negative cash flows from operations since inception, and expects these conditions to continue for the foreseeable future.

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

Basis of Presentation: (Continued)

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

The allowance for doubtful accounts at March 31, 2012 and December 31, 2011 was $171,060.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The guidance expands disclosure requirements particularly for Level 3 inputs to include the following:

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

This guidance was effective for our first quarter of fiscal 2012 and did not have a material impact on our financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for our first quarter of fiscal 2012 and as the update only requires a change in presentation, it did not have a material impact on our financial statements.

In November 2011, the FASB issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance will be effective for reporting periods beginning on or after January 1, 2013 and the Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 2.   Inventory

Inventory consists of the following:

	March 31, 2012	December 31, 2011
Finished products	$54,075	$133,406
Raw materials and work in process	364,771	330,900
Inventory	$418,846	$464,306

Note 3.   Property and Equipment

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
Equipment, principally gaming equipment under lease	$3,056,642	$2,784,383
Furniture and fixtures	69,907	69,907
Leasehold improvements	91,794	91,794
Property and equipment	3,218,343	2,946,084
Less accumulated depreciation	(2,011,320)	(1,847,370)
Property and equipment, net	$1,207,023	$1,098,714

Note 4.   License Fees

License fees consist of the following:

	March 31, 2012	December 31, 2011
Purchased licenses, software and other	$636,587	$321,724
Less accumulated amortization	(83,178)	(151,149)
Intangible assets, net	$553,409	$170,575

 The software licenses acquired in 2012, 2009 and 2008 are being amortized over 3 years.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt

Notes payable consists of the following:

	Warrants	March 31, 2012	December 31, 2011

The Co-Investment Fund II, L.P. (a)	7,401,385	$10,500,000	$10,500,000
Stewart J. Greenebaum, LLC (b)	2,500,000	3,000,000	3,000,000
Total notes payable		13,500,000	13,500,000
Less: unamortized fair market value of warrants		(139,644)	(168, 021)
Notes payable-Long term		$13,360,356	$13,331,979

(a)	Notes payable at 8% interest. Warrants to purchase shares of common stock at an exercise price of $1.00 per share through April 2016.
(b)	Notes payable at 8% interest. Warrants to purchase shares of common stock at an exercise price of $1.00 per share through April 2016.

See Note 7, Stockholders’ Deficit, and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

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

As of March 31, 2012, the lenders hold warrants to purchase up to 8,901,385 shares of common stock with an expiration date of April 12, 2016 at a price of $1.00 per share, and 1,000,000 shares of common stock with an expiration date of January 17, 2017 at a price of $1.00 per share. The purchase price is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. Expense recognized for the three months ended March 31, 2012 and 2011 related to these warrants was $23,853 and $16,105 respectively, and was included in interest expense. Expense recognized for the three months ended March 31, 2012 and 2011 related to the debt conversion right was $4,524 and $0 and was included in interest expense.

Substantially all of the Company’s assets are pledged as collateral on debt.

Certain notes in the amount of $7,500,000 and related accrued interest of $2,149,123 at March 31, 2012 are convertible at the discretion of the note holder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its new corporate offices. The lease was effective in January, 2010 and is for a term of sixty seven months. Rental expense under this lease for the three months ended March 31, 2012 and 2011 was ($23,208) and $44,911, respectively.

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

In October 2009 the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brand POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan.  The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one- year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to October 2012.

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

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

At March 31, 2012, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,000,313
Advances made	(648,563)

Potential future payments	$351,750

As of March 31, 2012 the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2012	$327,750
2013	24,000
Total	$351,750

Note 7.   Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2011, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date. At December 31, 2011 and March 31, 2012, 2,051,000 and 2,031,000 options to purchase shares, respectively, had been granted to certain directors, officers, employees and a consultant of the Company and were still outstanding.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Options (Continued)

A summary of option transactions in 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,051,000	$1.34
Options granted	-	$-
Options exercised	-	$-
Options cancelled	(20,000)	$1.55
Options outstanding at March 31, 2012	2,031,000	$1.34
Options available for grant under the Stock Plan at March 31, 2012	466,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the three months ended March 31, 2012 and 2011.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

Compensation expense related to stock options for the three months ended March 31, 2012 and March 31, 2011was $11,973 and, $24,998, respectively.

 The following table summarizes information with respect to stock options outstanding at March 31, 2012:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,031,000	3.3	$1.34	-	1,495,000	2.9	$1.45	-

The following table summarizes information with respect to stock options outstanding at December 31, 2011:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,051,000	4.3	$1.34	-	1,507,000	4.1	$1.44	-

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Options (Continued)

As of March 31, 2012, there was approximately $81,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 1.7 years.

Warrants:  In accordance with certain agreements, the lenders hold warrants to purchase 8,901,385 shares of common stock with an expiration date of April 12, 2016 at a price of $1.00 per share and 1,000,000 shares of common stock with an expiration date of January 17, 2017 at a price of $1.00 per share. The purchase prices are subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants using a Binomial Pricing Model.

The following table is a summary of the Company’s warrant activity for the three months ended March 31, 2012:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2011	9,009,145	$1.00
Warrants granted	1,000,000	$1.00
Warrants exercised	-	$-
Warrants cancelled	-	$-
Warrants outstanding at March 31, 2012	10,009,145	$1.00

The following table summarizes information with respect to warrants outstanding at March 31, 2012:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
10,009,145	4.2	$1.00	-	10,009,145	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2011:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
9,009,145	4.3	$1.00	-	9,009,145	$1.00	-

The weighted average fair value per share of each warrant granted for the three months ended March 31, 2012 was $.01.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants (Continued)

The fair value of each warrant is estimated on the date of grant using the Binomial pricing model, with the following assumptions for the three months ended Mach 31, 2012:

2012

Weighted average volatility	45.0%
Expected dividend yield	-
Expected term (in years)	4.0
Weighted average risk free interest rate	1.0%

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2011	$20,058	$68,992
Fair value of warrants issued in 2012	-	11,928
Net change in fair value	(20,058)	(39,163)
Balance March 31, 2012	$-	$41,757

Note 8.   Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years.  A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2012, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $15,954,000, which expire at various times through 2031.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 9.  Related Party Transactions

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9. Related Party (Continued)

The transactions with CI II and Greenebaum included, among other things, the following:

●	conversion of a $1,000,000 promissory note, which we issued to CI II in April 2011, into 1,000,000 shares of Nonvoting Stock, with cancellation of all interest and other amounts payable under the note;

●	sale of 1,000,000 shares of Nonvoting Stock to Greenebaum for $1,000,000, and issuance of a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments);

●	amendment of ten common stock warrants held by CI II, which were issued between July 2006 and April 2011 and are exercisable for an aggregate of 6,401,385 shares of our common stock, resulting in all of those warrants having an expiration date of April 12, 2016 and an exercise price of $1.00 per share (subject to anti-dilution adjustments);

●	amendment of four common stock warrants held by Greenebaum, which were issued between June 2007 and February 2010 and are exercisable for an aggregate of 1,500,000 shares of our common stock, extending the expiration date of all of those warrants to April 12, 2016 and lowering the exercise price to $1.00 per share (subject to anti-dilution adjustments);

●	amendment of nine promissory notes held by CI II, issued by Lightning Poker between July 2006 and February 2010 in an aggregate principal amount of $10,500,000, extending the maturity date to June 30, 2013 and fixing at $1.00 per share the price at which $5,500,000 of those notes (plus accrued interest of $1,681,178 as of March 31, 2012) can be converted to our common stock (subject to anti-dilution adjustments);

●	giving preemptive rights to CI II and Greenebaum to maintain their respective percentage ownership of all of our outstanding stock, calculated on a fully-diluted basis;

●	giving registration rights and common stock exchange rights to CI II and Greenebaum with respect to their Nonvoting Stock, if we conduct a registered public offering of securities under the Securities Act of 1933, as amended; and

●	requiring us to obtain CI II’s and Greenebaum’s consent in order to engage in various material transactions or to change or add lines of business.

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

During the three months ended March 31, 2012 and 2011 interest on all of the loans from CI II and Greenebaum described above amounted to $270,000 and $270,000, respectively. During 2012 and 2011 the Company made no principal payments on those loans (other than conversion of the April 2011 $1,000,000 note to Nonvoting Stock).

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9. Related Party (Continued)

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $1,681,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $467,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As a result of transfers in 2009 and 2010, among CI II, Greenebaum and a former investor, of common stock warrants that were issued in 2007 and 2008 and the surrender of warrants by that former investor, they hold the following warrants as of March 31, 2012:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Shares

CI II	7,401,385	$1.00
Greenebaum	2,500,000	$1.00

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.  Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance our long- term debt that will become due June 30, 2013, and may also adversely affect the ability of our customers to purchase our product and services; interest rates; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

The information contained in this section has been derived from our financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

 Overview

We were formed to develop and market an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are (i) SCRABBLE Gems, (ii) SCRABBLE Bonus, (iii) Popeye, (iv) Popeye Bonus Voyage, (v) Speed Racer, (vi) Speed Racer Race to Riches, (vii) Blondie, (viii) Pink Panther, and (ix) Beetle Bailey. When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

Our poker table is designed to increase revenue and security while helping to reduce the labor costs associated with poker play. Our poker table achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per-hand fee collected by the operator commensurately. The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. In 2008, we developed a newer version of the poker table, which eliminated the need for a separate, stand-alone cashless accounting system.

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 119 slot machines out on lease or revenue share in 52 different casinos.

We are registered as an approved vendor to distribute products to gaming venues located in California, Connecticut, Iowa. Alberta, British Columbia, Pennsylvania, New Jersey, Louisiana, Arizona, Florida, Indiana, Mississippi, Oklahoma, Missouri, and Michigan.

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $692,016 in the three months ended March 31, 2012.

Three Months Ended March 31, 2012 Compared to Three  Months Ended March 31, 2011

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2012 were $508,000 compared to $168,000 for the comparable prior year period. The increase in revenues was principally due to the increase in revenues of $369,000 from the placement of our slot machines.

Sales of gaming products and parts decreased by $29,000 (100%) for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, principally due to lower sales of replacement parts for our Systems.

License and service fees increased by $369,000 (265%) to $508,000 for the three months ended March 31, 2012 as compared to $139,000 for the three months ended March 31, 2011 due to the placement of additional slot machines in casinos.

Cost of Products Sold

For the three months ended March 31, 2012, cost of products sold decreased $21,000 (100%) as compared to the three months ended Mach 31, 2011 due to the absence of replacement part sales for our Systems. Gross margins were 28% for the three months ended March 31, 2011.

Operating Expenses

Operating expenses increased by $53,000 to $187,000 for the three months ended March 31, 2012, from $134,000 for the three months ended March 31, 2011.  This increase was primarily the result of higher royalty fees of $23,000, increased shipping and travel costs of $18,000, and $16,000 of additional staff costs related to additional slot machine placements.

Research and Development Expenses

Research and development expenses decreased by $11,000 to $205,000 for the three months ended March 31, 2012, from $216,000 for the three months ended March 31, 2011. Research and development expenses are primarily related to the development of the System and gaming equipment. Research and development expenses were reduced  as a  result of the decline in System demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $95,000 to $344,000 for the three months ended March 31, 2012, from $439,000 for the three months ended March 31, 2011.  This decrease was primarily due to lower regulatory fees and  compliance costs and the reduction in System marketing staff.

Depreciation and Amortization

Depreciation and amortization increased by $76,000 to $224,000 for the three months ended March 31, 2012 from $148,000 for the three months ended March 31, 2011. This increase was primarily related to the placement of additional slot machines in casinos.

Net Interest Expense

Net interest expense increased by $9,000 to $299,000 for the three months ended March 31, 2012 from $290,000 for the three months ended March 31, 2011.

Change in Value of Warrants

The change in fair value of our warrants of $59,221 was due to the declines in the remaining life of the warrants.

 Liquidity and Capital Resources

We have incurred net losses since inception.  We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2012	2011	Change
Net cash used in operating activities	$(256,805)	$(437,633)	$180,828
Net cash used in investing activities	(727,403)	(445,710)	(281,693)
Net cash provided by financing activities	968,514	—	968,514
Net decrease in cash	(15,694)	(883,343)	867,649
Cash, beginning of year	252,509	1,335,379
Cash, end of period	$236,815	$452,036

For the three months ended March 31, 2012, net cash used in operating activities decreased $181,000 (41%) to $ 257,000 as compared to $438,000 for the three months ended March 31, 2011. The decrease in the use of cash for operating activities was primarily due to the increase in license fee revenues.

Net cash used in investing activities increased $ 281,000 to $727,000 for the three months ended March 31, 2012 from $446,000 for the three months ended March 31, 2011.  Cash used in investing activities is primarily the function of the net investment in property, plant and equipment, principally slot machines used in our operations, and software and brand licenses.

Net cash provided by financing activities was $969,000 for the three months ended March 31, 2012.  During 2012 cash provided from financing activities consisted primarily of net proceeds from the sale of 1 million shares of Nonvoting Stock. We did not require external funding during the three months ended March 31, 2011, as cash on hand was sufficient to meet our cash requirements during that quarter.

In January 2012 the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000 to CI II and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments). The aggregate fair market value of the warrants at the time we issued them was $11,928.

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

 Operations and Liquidity Management.

For the three months ended March 31, 2012, we incurred a net loss of $692,016 and used $256,805 of cash in operating activities. At March 31, 2012, our cash balance was $236,815.  The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current cash requirements are between approximately $200,000 to $281,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we will require additional capital or financing to support our operations during our 2012 fiscal year. We have received assurance from a major stockholder to support its operations through June 30, 2013 should such support become necessary.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2012:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$18,060,411	$—	$18,060,411	$—	$—
Operating lease obligations(2)	361,650	106,147	255,503	—	—
Royalty and license fees obligations(3)	351,750	327,750	24,000	—
Other long-term liabilities	—	—	—	—	—
Total	$18,773,811	$433,897	$18,339,914	$—	$—

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses.

Off-Balance Sheet Arrangements

As of March 31, 2012, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, and have had net operating losses and negative cash flows from operations since the Company’s inception, and the Company expects these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on the Company’s cash flow projections and anticipated revenues, the Company believes it will require additional capital or financing to support its operations during 2012. The Company has received assurance from a major stockholder to support its operations through June 30, 2013 should such support become necessary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of March 31, 2012, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and CFO, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our CEO and CFO have concluded that as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Mine Safety Disclosures.

Not applicable

Item 4.     Other Information.

None

Item 5.      Exhibits.

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

Date: May 29, 2012	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director