Form 10-Q
period 2012-09-30
Lightning Gaming, Inc.
filed 2012-11-15
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common and 4,500,000 Series A Nonvoting Capital Stock shares as of November 12, 2012

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Item 1A.	Legal Proceedings Risk Factors	24
Item 2. Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

1	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011;
3	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011;
4	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current Assets
Cash	$389,069	$252,509
Accounts receivable, net	147,808	150,884
Inventory	305,467	464,306
Prepaid expenses	81,747	21,387
Total Current Assets	924,091	889,086

Property, Plant and Equipment, net	1,016,748	1,098,714

Other Assets	9,745	12,797
License fees, net of accumulated amortization	394,903	170,575

Total Assets	$2,345,487	$2,171,172

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$397,298	$870,896
Accrued expenses	279,753	768,426
Current portion of long term notes payable	13,417,110	—
Interest payable	5,100,099	—
Total Current Liabilities	19,194,260	1,639,322

Long Term Debt and Other Liabilities
Long term notes payable	—	13,331,979
Interest payable and other liabilities	—	4,290,099
Other long term liabilities	71,857	164,629
Fair value of warrants and convertible feature of long term debt	10,893	89,050
Total Long Term Debt and Other Liabilities	82,750	17,875,757

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding at September 30, 2012 and 2,500,000 shares issued and outstanding at December 31, 2011	4,500	2,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding at September 30, 2012 and December 31, 2011	4,661	4,661

Additional paid in capital	7,612,958	5,698,976
Accumulated deficit	(24,545,831)	(23,042,233)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(16,931,523)	(17,343,907)

Total Liabilities and Stockholders’ Deficit	$2,345,487	$2,171,172

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011

	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Revenues
License and service fees	$376,532	$319,698
Sales of gaming products and parts	4,666	6,519
Total revenues	381,198	326,217

Costs and operating expenses
Cost of products sold	(97,932)	4,155
Operating expenses	139,950	492,306
Research and development	213,854	246,880
Selling, general & administrative expenses	287,808	372,032
Depreciation and amortization	219,467	178,920
Total costs and operating expenses	763,147	1,294,293

Operating loss	(381,949)	(968,076)

Non-operating income (expense)
Net interest expense	(299,292)	(298,060)
Change in value of warrants	36,361	45,571
Net loss	$(644,880)	$(1,220,565)
Net loss per share, including Series A Nonvoting shares-basic and diluted	$(0.07)	$(0.17)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,445,652	2,500,000
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2012 and 2011

	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)
Revenues
License and service fees	$1,388,074	$726,667
Sales of gaming products and parts	51,519	92,866
Total revenues	1,439,593	819,533

Costs and operating expenses
Cost of products sold	(408,295)	33,100
Operating expenses	318,109	756,485
Research and development	535,914	805,359
Selling, general & administrative expenses	1,032,764	1,293,165
Depreciation and amortization	662,788	504,878
Total costs and operating expenses	2,141,280	3,392,987

Operating loss	(701,687)	(2,573,454)

Non-operating income (expense)
Net interest expense	(897,493)	(941,575)
Change in value of warrants	95,582	125,895
Net loss	$(1,503,598)	$(3,389,134)
Net loss per share, including Series A Nonvoting shares-basic and diluted	$(0.18)	$(0.58)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	3,759,662	1,217,778
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

	September 30, 2012	September 30, 2011
	(unaudited)	(unaudited)

Net Cash Used in Operating Activities	$(1,004,528)	$(1,686,728)

Cash Flows From Investing Activities
Purchase of equipment	(355,030)	(615,217)
Increase in license fees	(449,811)	(396,065)
Proceeds from sale of fixed assets	—	45,000

Net Cash Used in Investing Activities	(804,841)	(966,282)

Cash Flows From Financing Activities
Net Proceeds from issuance of Series A Nonvoting Capital Stock	1,945,929	1,000,000
Net Proceeds from issuance of debt	—	1,000,000

Net Cash Provided By Financing Activities	1,945,929	2,000,000

Net Increase (Decrease) in Cash	136,560	(653,010)

Cash - Beginning of period	252,509	1,335,379

Cash - End of period	$389,069	$682,369

Supplemental Disclosure of Non-Cash Financing Activities:

Issuance of Series A Nonvoting Capital Stock in exchange for a note payable and accrued interest	$—	$1,000,000
Issuance of capital stock warrants in connection with notes payable and Series A Nonvoting Capital Stock	$17,425	$42,405
Fair value of amendment of warrants	$—	$190,821
Fair value of convertibility feature of long term debt	$—	$36,190

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2012

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

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2012 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2011 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

The allowance for doubtful accounts at September 30, 2012 and December 31, 2011 was $7,254 and $171,060, respectively.

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

Note 2.   Inventory

Inventory consists of the following:

	September 30, 2012	December 31, 2011
Finished products	$54,075	$133,406
Raw materials and work in process	251,392	330,900
	$305,467	$464,306

Note 3.   Property and Equipment

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
Equipment, principally gaming equipment under lease	$3,109,233	$2,784,383
Delivery truck	28,140	—
Furniture and fixtures	71,947	69,907
Leasehold improvements	91,794	91,794
Property and equipment	3,301,114	2,946,084
Less accumulated depreciation	(2,284,366)	(1,847,370)
	$1,016,748	$1,098,714

Note 4.   License Fees

License fees consist of the following:

	September 30, 2012	December 31, 2011
Purchased licenses, software and other	$966,535	$321,724
Less accumulated amortization	(571,632)	(151,149)
	$394,903	$170,575

The software licenses acquired in 2012, 2009 and 2008 are being amortized over 3 years.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.   Debt

Notes payable consists of the following:

	Warrants	September 30, 2012	December 31, 2011

The Co-Investment Fund II, L.P. (a)	8,401,385	$10,500,000	$10,500,000
Stewart J. Greenebaum, LLC (b)	2,500,000	3,000,000	3,000,000
Total notes payable		13,500,000	13,500,000
Less: unamortized fair market value of warrants		(82,890)	(168,021)
Notes payable		$13,417,110	$13,331,979
Less amounts classified as current		(13,417,110)	—
Notes payable, long-term		$—	$13,331,979

(a)

Notes payable at 8% interest. 6,401,385 warrants to purchase shares of common stock at an exercise price of $1.00 per share through April 12, 2016, 1,000,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share through January 17, 2017, and 1,000,000 warrants to purchase shares of common stock at an exercise price of $1.00 per share through July 6, 2017.

(b)	Notes payable at 8% interest. Warrants to purchase shares of common stock at an exercise price of $1.00 per share through April 12, 2016.

See Note 7, Stockholders’ Deficit, and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

In April 2011 the Company borrowed $1,000,000 from a related party and issued to the related party a warrant to purchase up to 1,000,000 shares of common stock. The interest rate of the loan was 8% per annum. The aggregate fair market value of the warrant at the time it was issued was $3,290. In June 2011 the note was converted into 1,000,000 shares of Nonvoting Stock, with cancellation of all interest and other amounts payable under the note.

As of September 30, 2012, the lenders hold warrants to purchase up to 8,901,385 shares of common stock with an expiration date of April 12, 2016 at a price of $1.00 per share, 1,000,000 shares of common stock with an expiration date of January 17, 2017 at a price of $1.00 per share, and 1,000,000 shares of common stock with an expiration date of July 6, 2017 at a price of $1.00 per share. The purchase price is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The aggregate fair market value of the warrants at the time of issuance was $11,928 in January 2012 and $5,497 in July 2012.

Expense recognized for the three months ended September 30, 2012 and 2011 related to these warrants was $23,853 and $43,247, respectively, and was included in interest expense. The expense was $71,559 and $121,510 for the nine months ended September 30, 2012 and 2011, respectively, with respect to the warrants and included in interest. Expense for the three months ended September 30, 2012 and 2011 recognized related to the debt conversion right and included in interest expense was $4,524 and $4,524, respectively. The expense related to the debt conversion right and included in interest expense for the nine months ended September 30, 2012 and 2011was $13,572 and $4,524, respectively.

Substantially all of the Company’s assets are pledged as collateral on debt.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5. Debt (continued)

Certain notes in the amount of $7,500,000 and related accrued interest of $2,449,123 at September 30, 2012 are convertible at the discretion of the note holder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its new corporate offices. The lease was effective in January 2010 and is for a term of sixty-seven months. Rental expense under this lease for the three months ended September 30, 2012 and 2011 was $36,537 and $48,234, respectively. Rental expense under this lease was $38,137 and $141,978 for the nine months ended September 30, 2012 and 2011, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2012	$26,370
2013	108,142
2014	108,142
2015	66,254
$308,909

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

In October 2009 the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brand POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan.  The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one- year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to December 2013.

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

At September 30, 2012, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,000,313
Advances made	(672,563)

Potential future payments	$327,750

As of September 30, 2012 the Company estimates that potential future royalty payments will be as follows:

Minimum Commitments
Year ending December 31, 2013	$327,750

In May 2012, the Company favorably settled an arbitration claim with a supplier of software licenses for its poker tables.  As a result, the Company reversed $310,000 of previously accrued expenses related to these poker table software licenses.  This has been reflected as a reduction in cost of products sold for the nine months ended September 30, 2012.

Note 7.   Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2011, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date. At December 31, 2011 and September 30, 2012, 2,051,000 and 1,856,000 options to purchase shares, respectively, had been granted to certain directors, officers, employees and a consultant of the Company and were still outstanding.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

A summary of option transactions in 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,051,000	$1.34
Options granted	—	$—
Options exercised	—	$—
Options cancelled	(195,000)	$1.26
Options outstanding at September 30, 2012	1,856,000	$1.35
Options available for grant under the Stock Plan at September 30, 2012	644,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the nine months ended September 30, 2012 and 2011.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

Compensation expense related to stock options for the three months ended September 30, 2012 and 2011 was $(41,918) and $24,746, respectively. For the nine months ended September 30, 2012 and 2011, compensation expense related to stock options was $(29,945) and $75,244, respectively. An adjustment of $46,412 was recorded in September 2012 with respect to forfeited awards.

 The following table summarizes information with respect to stock options outstanding at September 30, 2012:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,856,000	2.7	$1.35	-	1,586,000	2.3	$1.46	-

The following table summarizes information with respect to stock options outstanding at December 31, 2011:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,051,000	4.3	$1.34	-	1,507,000	4.1	$1.44	-

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

As of September 30, 2012, there was approximately $24,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan.  The cost is expected to be recognized over a weighted-average period of 1.6 years.

Warrants:  In accordance with certain agreements, the lenders hold warrants to purchase 8,901,385 shares of common stock with an expiration date of April 12, 2016 at a price of $1.00 per share, 1,000,000 shares of common stock with an expiration date of January 17, 2017 at a price of $1.00 per share, and 1,000,000 shares of common stock with an expiration date of July 6, 2017 at a price of $1.00 per share. The purchase prices are subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements.  The Company accounts for the value of these warrants using a Binomial Pricing Model.

The following table is a summary of the warrant activity for the nine months ended September 30, 2012:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2011	9,009,145	$1.00
Warrants granted	2,000,000	$1.00
Warrants exercised	—	$—
Warrants cancelled	(107,760)	$1.00
Warrants outstanding at September 30, 2012	10,901,385	$1.00

The following table summarizes information with respect to warrants outstanding at September 30, 2012:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
10,901,385	3.8	$1.00	-	10,901,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2011:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
9,009,145	4.3	$1.00	-	9,009,145	$1.00	-

The weighted average fair value per share of each warrant granted for the three months ended September 30, 2012 was $.01.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

The fair value of each warrant is estimated on the date of grant using the Binomial pricing model, with the following assumptions for the three months ended September 30, 2012:

2012

Weighted average volatility	43.8%
Expected dividend yield	—
Expected term (in years)	4.2
Weighted average risk free interest rate	0.6%

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2011	$20,058	$68,992
Fair value of warrants issued in 2012	—	17,425
Net change in fair value	(20,058)	(75,524)
Balance September 30, 2012	$—	$10,893

Note 8.   Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years.  A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of September 30, 2012, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $16,542,000, which expire at various times through 2032.  The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods.  The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

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

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 9.   Related Party Transactions (Continued)

The transactions with CI II and Greenebaum included, among other things, the following:

●	conversion of a $1,000,000 promissory note, which we issued to CI II in April 2011, into 1,000,000 shares of Nonvoting Stock, with cancellation of all interest and other amounts payable under the note;
●	sale of 1,000,000 shares of Nonvoting Stock to Greenebaum for $1,000,000, and issuance of a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments);

●	amendment of ten common stock warrants held by CI II, which were issued between July 2006 and April 2011 and are exercisable for an aggregate of 6,401,385 shares of our common stock, resulting in all of those warrants having an expiration date of April 12, 2016 and an exercise price of $1.00 per share (subject to anti-dilution adjustments);
●	amendment of four common stock warrants held by Greenebaum, which were issued between June 2007 and February 2010 and are exercisable for an aggregate of 1,500,000 shares of our common stock, extending the expiration date of all of those warrants to April 12, 2016 and lowering the exercise price to $1.00 per share (subject to anti-dilution adjustments);
●	amendment of nine promissory notes held by CI II, issued by Lightning Poker between July 2006 and February 2010 in an aggregate principal amount of $10,500,000, extending the maturity date to June 30, 2013 and fixing at $1.00 per share the price at which $5,500,000 of those notes (plus accrued interest of $1,901,178 as of September 30, 2012) can be converted to our common stock (subject to anti-dilution adjustments);
●	In exchange for the amendment and extension of the notes with CI II and Greenebaum, the Company agreed to:

○	give preemptive rights to CI II and Greenebaum to maintain their respective percentage ownership of all of our outstanding stock, calculated on a fully-diluted basis;
○	give registration rights and common stock exchange rights to CI II and Greenebaum with respect to their Nonvoting Stock, if we conduct a registered public offering of securities under the Securities Act of 1933, as amended; and
○	require us to obtain CI II’s and Greenebaum’s consent in order to engage in various material transactions or to change or add lines of business.

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

During the three months ended September 30, 2012 and 2011, interest on all of the loans from CI II and Greenebaum described above amounted to $270,000 and $270,000, respectively. Interest on the loans from CI II and Greenebaum was $810,000 and $810,000 for the nine months ended September 30, 2012 and 2011. During 2012 and 2011 the Company made no principal payments on those loans (other than conversion of the April 2011 $1,000,000 note to Nonvoting Stock).

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 9.   Related Party Transactions (Continued)

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $1,901,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $547,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As a result of transfers in 2009 and 2010, among CI II, Greenebaum and a former investor, of common stock warrants that were issued in 2007 and 2008 and the surrender of warrants by that former investor, they hold the following warrants as of September 30, 2012:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Shares

CI II	8,401,385	$1.00
Greenebaum	2,500,000	$1.00

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 17% of its revenue from its top customer for the nine months ended September 30, 2012 and 32% of its revenue from its top two customers for the nine months ended September 30, 2011.

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

Overview

We were formed to develop and market an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are (i) SCRABBLE Gems, (ii) SCRABBLE Bonus, (iii) Popeye, (iv) Popeye Bonus Voyage, (v) Speed Racer, (vi) Speed Racer Race to Riches, (vii) Blondie, (viii) Pink Panther, (ix) Beetle Bailey, (x) Vampire’s Fortune, (xi) Swamp Fever and (xii) Penny Palooza. When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 112 slot machines out on lease or revenue share in 31 different casinos and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in Alberta and British Columbia in Canada and Arizona, California, Connecticut, Florida, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, New Jersey, New Mexico, Oklahoma, and Pennsylvania in the United States.

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $1,503,598 in the nine months ended September 30, 2012.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2012 were $381,000 compared to $326,000 for the comparable prior year period. The increase in revenues was principally due to the increase in revenues of $57,000 from the placement of our slot machines. Sales of gaming products and parts decreased by $2,000 (28%) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, principally due to lower sales of replacement parts for our poker tables.

License and service fees increased by $57,000 (18%) to $377,000 for the three months ended September 30, 2012 as compared to $320,000 for the three months ended September 30, 2011 due to the placement of additional slot machines in casinos.

Cost of Products Sold

For the three months ended September 30, 2012, cost of products sold decreased $102,000 as compared to the three months ended September 30, 2011 due to the $101,000 reversal of previously accrued commission costs from poker table sales that occurred prior to 2008.

Operating Expenses

Operating expenses decreased by $352,000 to $140,000 for the three months ended September 30, 2012, from $492,000 for the three months ended September 30, 2011.  This decrease was primarily the result of the reversal of costs previously accrued and the reduction of activity relating to our poker table business.

Research and Development Expenses

Research and development expenses decreased by $33,000 to $214,000 for the three months ended September 30, 2012, from $247,000 for the three months ended September 30, 2011. Research and development expenses are related to the development of gaming equipment and occurred primarily in the first and second quarter of 2011 as a result of the development of new slot machine themes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $84,000 to $288,000 for the three months ended September 30, 2012, from $372,000 for the three months ended September 30, 2011.  This decrease was primarily due to lower regulatory fees and compliance costs.

Depreciation and Amortization

Depreciation and amortization increased by $ 41,000 to $219,000 for the three months ended September 30, 2012 from $178,000 for the three months ended September 30, 2011. This increase was primarily related to the placement of additional slot machines in casinos.

Net Interest Expense

Net interest expense increased by $1,000 to $299,000 for the three months ended September 30, 2012 from $298,000 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

The Company’s revenues for the nine months ended September 30, 2012 were $1,440,000 compared to $820,000 for the comparable prior year period. The increase in revenues was due the increase in license fees earned attributable to the placement of our slot machines during the year.

Cost of Products Sold

For the nine months ended September 30, 2012, cost of products sold decreased $441,000 to ($409,000) from $33,000 for the nine months ended September 30, 2011. This decrease was due to the $310,000 reversal of previous years’ accrued site license fees from the favorable arbitration claim settlement with a license supplier for our poker tables that occurred in May 2012, as well as $101,000 in additional reversals relating to previously accrued commission costs.

Operating Expenses

Operating expenses decreased by $438,000 to $318,000 for the nine months ended September 30, 2012, from $756,000 for the nine months ended September 30, 2011.  This decrease was primarily the result of the elimination of production of poker tables in 2012 partly offset by an increase in placement costs of slot machines into casinos.

Research and Development Expenses

Research and development expenses decreased by $269,000 to $536,000 for the nine months ended September 30, 2012, from $805,000 for the nine months ended September 30, 2011. Research and development expenses are related to the development of gaming equipment that occurred primarily in the first half of 2011 as a result of the development of new slot machines themes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $260,000 to $1,033,000 for the nine months ended September 30, 2012, from $1,293,000 for the nine months ended September 30, 2011.  This decrease was primarily the result of lower marketing staff costs, regulatory fees, compliance and maintenance costs.

Depreciation and Amortization

Depreciation and amortization increased from $505,000 for the nine months ended September 30, 2011 to $663,000 for the nine months ended September 30, 2012. This increase was primarily related to the increased installed base of slot machines during the first six months of 2012 and the last quarter of 2011.

 Net Interest Expense

Net interest expense decreased from $942,000 for the nine months ended September 30, 2011 to $897,000 for the nine months ended September 30, 2012. This change was due to higher warrant cost as a result of the amendment of terms of the warrants in September 2011 which required the accelerated recognition of amortized costs.

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

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2012	2011	Change
Net cash used in operating activities	$(1,005,000)	$(1,687,000)	$682,000
Net cash used in investing activities	(804,000)	(966,000)	162,000
Net cash provided by financing activities	1,946,000	2,000,000	(54,000)
Net increase (decrease) in cash	137,000	(653,000)	$790,000
Cash, beginning of year	252,000	1,335,000
Cash, end of period	$389,000	$682,000

For the nine months ended September, 2012, net cash used in operating activities decreased $682,000 (40%) to $1,005,000 as compared to $1,687,000 for the nine months ended September 30, 2011. The decrease in the use of cash for operating activities was primarily due to the decrease in costs relating to the poker table business.

Net cash used in investing activities decreased $162,000 to $804,000 for the nine months ended September 30, 2012 from $966,000 for the nine months ended September 30, 2011.  Cash used in investing activities is primarily the function of the net investment in property, plant and equipment, principally slot machines, software and brand licenses.

Net cash provided by financing activities was $1,946,000 for the nine months ended September 30, 2012.  During 2012 cash provided from financing activities consisted primarily of net proceeds from the sale of 2 million shares of Nonvoting Stock as described below. For the nine months ended September 30, 2011, external funding was required and was obtained through the issuances of notes payable and from the sale of shares of Nonvoting Stock.

In January 2012 and in an identical transaction in July 2012, the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000 to CI II and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments).

In April 2011 the Company borrowed $1,000,000 from CI II and issued to CI II a warrant to purchase up to 1,000,000 shares of common stock at $2 per share. The loan was for a three-year term, with interest at 8% per annum and the warrants are exercisable through 2016. In June 2011 the promissory note was converted to Nonvoting Stock and the warrant was amended.

In June 2011, the Company sold 1,000,000 shares of Nonvoting Stock to Greenebaum for $1,000,000 and issued a warrant for 1,000,000 shares of common stock at $1.00 per share.

Operations and Liquidity Management.

For the nine months ended September 30, 2012, we incurred a net loss of $1,504,000 and used $1,005,000 of cash in operating activities. At September 30, 2012, our cash balance was $389,000.  The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to incrementally increase the installed base of slot machines leased to casinos and cruise lines.

Our current cash requirements are between approximately $200,000 to $250,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient capital or financing to support our operations during our 2012 fiscal year. We have received assurance from a major stockholder to support its operations through June 30, 2014 should additional support become necessary.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2012:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$18,600,099	$18,600,099	$—	$—	$—
Operating lease obligations (2)	308,909	107,477	201,432	—	—
Royalty and license fees obligations (3)	327,750	327,750	—	—	—
Total	$19,236,758	$19,035,326	$201,432	$—	$—

(1)	Represents the outstanding principal and accrued interest amount of notes. Interest accrues at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses.

Off-Balance Sheet Arrangements

As of September 30, 2012, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, and have had net operating losses and negative cash flows from operations since the Company’s inception, and the Company expects these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and cruise lines. Based on the Company’s cash flow projections and anticipated revenues, the Company believes it has sufficient capital or financing to support its operations during 2012. The Company has received assurance from a major stockholder to support its operations through June 30, 2014 should additional support become necessary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of September 30, 2012, we conducted an evaluation, under the supervision and with the participation of our management of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, we have concluded that as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2012	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

