Form 10-K
period 2012-12-31
Lightning Gaming, Inc.
filed 2013-03-29
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public market for the registrant's stock. As of March 15, 2013, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 15, 2013 was 4,652,474. The number of shares of the registrant’s Series A Nonvoting Capital Stock, par value $0.001 per share, outstanding as of March 15, 2013 was 4,500,000.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	28
2	Audited Consolidated Balance Sheets as of December 31, 2012 and 2011;	29
3	Audited Consolidated Statements of Operations for the years ended December 31, 2012 and 2011;	30
4	Audited Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2012 and 2011;	31
5	Audited Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011;	32
6	Notes to Consolidated Financial Statements.	33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	48
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	48
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions, and Director Independence	54
Item 14.	Principal Accountant Fees and Services	56
Item 15.	Exhibits and Financial Statement Schedules	56

PART I

Item 1.	Business.

On January 29, 2008, Lightning Gaming, Inc. (formerly known as Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the "Merger") with Lightning Poker, Inc. (“Lightning Poker”). As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company.

The Company was incorporated in Nevada on March 1, 2007. Prior to the Merger, it was a "shell company," had no operations or employees (other than its officer Brian Haveson and his predecessor) and owned no property. Its executive offices are located at 23 Creek Circle, Boothwyn, Pennsylvania, 19061.

Lightning Poker was incorporated in Pennsylvania in 2005 under the name Pokermatic, Inc. and succeeded to the business of Pokermatic, LLC, a Pennsylvania limited liability company formed in 2004. The Company is an early stage company which, through Lightning Poker and Lightning Slot Machines LLC, manufactures and markets gaming products to casinos, card rooms, cruise ships, other gaming and lottery venues. The following discussion of the Company’s business includes the business of Lightning Poker and Lightning Slot Machines LLC.

Products

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines. Our branded games combine advanced graphics, digital music and sound effects and secondary bonus games. The current slot machine products are (i) Scrabble Bonus, (ii) Scrabble Gems, (iii) Popeye, (iii) Popeye’s Bonus Voyage, (iv) Speed Racer, (v) Blondie’s Penny Bonanza, (vi) Beetle Bailey, (vii) Penny Palooza, (viii) Vampires Fortune and (ix) Pink Panther. We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics and engaging games, and our games incorporate secondary bonus rounds. Our games are based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

When we expanded our products to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines. We currently have 161 such machines placed in 42 casinos in 15 jurisdictions and cruise ships. We are working to secure licensing to place those slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency.

We have to date, secured 32 licenses, including from Native American tribes, to offer our products in 15 states and Canadian province jurisdictions. We expect to be licensed in several additional markets during 2013 and in more jurisdictions over the next several years. We believe that we will successfully deliver video slot machines to new markets throughout 2013 and beyond.

Our first product was The Lightning Poker Table (" Poker Table"), a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch-screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. Our Poker Table has received Gaming Laboratories Incorporated ("GLI") certification for a casino version of Texas Hold'em, Omaha High/Low, and Tournament poker. We need certification to install our Poker Table in certain jurisdictions.

In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cashing station. The newer version allows for cash management at the table. As of March 15, 2013, we have sold or leased 60 newer version Poker Tables, as described above, to domestic and international casinos, card rooms, and cruise ships.

Distribution

Our video slot machines are marketed in North America by our employees. We plan to distribute those machines internationally through licensed distributors.

Our Poker Table is distributed to casinos and other legal gaming venues in North America by our employees and internationally through a distribution agreement with Shuffle Master, Inc. (“Shuffle Master”) and its subsidiary. Shuffle Master is a global leader in distributing automatic utility and entertainment products to casinos and gaming venues. Shuffle Master’s leadership position and deep relationships with casino operators provide us with access to key decision-makers in our target market.

Our original agreement with Shuffle Master provided for it to act as the exclusive world-wide distributor for the Poker Table to the gaming industry. Under that agreement, Shuffle Master received a fixed distribution fee for each Poker Table placed into operation. The agreement provided for a ten-year term which began on January 22, 2007, with the right of Shuffle Master to renew for additional five-year terms under certain conditions. Under the agreement Shuffle Master was required to place a minimum number of Poker Tables in each of the first five years of the agreement and thereafter use its commercially reasonable efforts to promote, market, distribute and service the Poker Tables. Shuffle Master did not meet this minimum annual requirement during the initial term, which gave us a right to terminate the agreement. As of the date of this report, we have terminated our relationship with Shuffle Master in regards to North America and South America and have modified our distribution agreement to make Shuffle Master an exclusive distributor in Europe and Africa, in return for a higher distribution fee. The agreement also gave Shuffle Master a termination right in the event of a change in control (as defined in the agreement) of Lightning Poker.

Revenue Models

We have three different revenue models for the products that we offer to our customers depending on each individual situation:

●	Customer lease model
●	Outright sale model
●	Revenue sharing model

We offer a lease program to some of our customers whereby we receive a monthly lease payment. Typical lease agreements involve a month-to-month term. In an outright sale of our Poker Table or slot machine, we receive cash for the entire purchase price. All operating expenses are recorded as they are incurred. We will typically use this model in situations where there is a strong customer preference for an outright purchase or in situations where leasing to a customer may be impractical due to geographic or financial reasons. Our third model is a revenue sharing model, where we place our Poker Table or slot machine on the floor of the casino or card room and participate in a portion of the revenue generated by the Poker Table or slot machine. Typical revenue sharing agreements involve a month-to-month term and certain agreements provide for a minimum and maximum monthly payment.

Manufacture of Products

We assemble the Poker Table at our facility in Boothwyn, Pennsylvania, using off-the-shelf components purchased from a variety of vendors and a table base and top manufactured to our specifications by a vendor of cabinetry products. The off-the-shelf components include touch-screen monitors for the individual player stations, a 45-inch center screen, a hard drive and memory cards, and other electronic equipment and materials. We perform final assembly of these components in our facility and then test and ship the Poker Table to our customers.

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

The market for electronic gaming devices is mature and characterized by a variety of competitors that create and license proprietary table games. We are currently aware of one GLI-certified direct competitor, PokerTek, Inc., a publicly traded, North Carolina based manufacturer of electronic poker tables. We compete directly with PokerTek in distribution to tribal and commercial casinos, card rooms, and cruise ships. Other potential competitors include Amaya Gaming Group (formerly Gametronix) and Digideal, neither of which is currently GLI-certified. In addition to pure-play electronic poker table manufacturers, we may encounter competition from major casino operators and distributors that choose to develop their own electronic poker systems. We anticipate that established manufacturers of gaming devices will have widespread brand recognition, substantially greater resources and marketing capabilities than we have and some, if not all, of the regulatory approvals that would be required to market and sell their products in our target markets, including target markets in which we have not yet obtained regulatory approval. If we are unable to obtain all the regulatory approvals that we are seeking, or if we are unable for other reasons to compete successfully, we may be unable to establish market acceptance for our gaming devices, which may limit our revenue growth in these markets.

Intellectual Property

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

Currently we have exclusive license agreements with (i) Hasbro, Inc. to use the SCRABBLE brand in gaming devices in North America, (ii) Hearst Holdings, Inc. for the exclusive worldwide use of POPEYE (except United Kingdom and Japan), Blondie, Beetle Bailey and associated characters in gaming devices, and (iii) MGM Home Entertainment Distribution Corp to use the Pink Panther family of characters in gaming devices in the United States and Canada. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 12 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 15, 2013, we have a total of 32 licenses for our products including in certain foreign jurisdictions, and we have pending applications or we are preparing to file applications for four additional licenses in North America.

It is possible that the approval of our gaming products will take much longer than we expect or that our gaming products will not be approved in the jurisdictions where we intend to operate, in which case we will be unable to generate revenues in such jurisdictions. The laws and regulations of the jurisdictions in which we intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if our gaming products are approved at one time, their use may be restricted, conditioned or prohibited in the future.

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

If any of our officers, directors or significant shareholders is not found suitable in a jurisdiction requiring a finding of suitability, we would be prevented from leasing, licensing or selling our products in that jurisdiction as long as the person in question remained an officer, director, or a significant shareholder. Such an occurrence would likely delay introduction of our products into such jurisdiction or prevent us from introducing our products in such jurisdiction altogether. Depending on how material any such jurisdictions are to our plan of operations, failure to obtain such findings of suitability could have a material adverse effect on our results of operations. In addition, a finding that one of our officers, directors or significant shareholders is not suitable in any jurisdiction may hinder our ability to obtain necessary regulatory approvals in other jurisdictions. Conversely, however, a finding of suitability by one or more gaming authorities does not ensure that similar suitability determinations will be obtained from any other gaming authorities.

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

The United States Department of Justice ("DOJ"), the primary law enforcement entity responsible for enforcing the federal law that restricts or prohibits certain gaming devices and activities, namely the Federal Gambling Devices Act of 1962, which is commonly known as the Johnson Act, has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act. We believe the Johnson Act is inapplicable to the use of our gaming products, but it is possible that the DOJ would disagree with our position. In that event, the DOJ might institute criminal and civil proceedings against us, and a court might rule that the Johnson Act prohibits the use of our gaming products by tribal casinos unless the tribe and state have entered into an appropriate tribal-state compact. Any such proceedings could interfere with our ability to obtain regulatory approvals in other jurisdictions.

Additionally, certain tribes require gaming lab certification for devices such as our gaming products before the casino will agree to purchase or lease the devices. Gaming lab certification requires meeting certain technical specifications and standards and can be difficult and time consuming. It is possible this process will take longer than we anticipate for a particular jurisdiction, or we may never obtain gaming lab certification for a particular jurisdiction.

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

We believe the Johnson Act is inapplicable to the use of our gaming products. However, the DOJ has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act, and may disagree with our position on the Johnson Act.

International Regulation

Through our agreement with Shuffle Master, we market our Poker Table internationally. Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. To market our Poker Table in these jurisdictions, our company, our executives and certain shareholders, and the Poker Table itself must comply with each country’s applicable regulations.

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

Our research and development expenses were $655,125 and $1,022,906 during the fiscal years ended December 31, 2012 and December 31, 2011, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2012 and 2011, revenue from customers outside the United States accounted for approximately $255,929 and $230,875 or 12% and 19% of revenues, respectively, and eight casino customers accounted for 31% and 50%, respectively, of our revenues. Two separate customers which were a group of casinos under common control represented approximately 15% and 11% of our 2012 and 2011 revenues, respectively. As of December 31, 2012 and 2011, our long-lived assets outside the United States were not significant. As of December 31, 2012 and December 31, 2011, four customers and two customers accounted for 27% and 7%, respectively, of our net accounts receivable.

Employees

As of March 15, 2013, we had 13 full-time employees and one part-time employee. We also have one consultant that provides engineering services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). As an emerging growth company, we may take advantage of certain reduced reporting and other obligations generally applicable to public companies, including reduced disclosure about our executive compensation arrangements and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. In addition, we may take advantage of an extended transition period for complying with new or revised accounting standards under the JOBS Act.

We expect to take advantage of one or more of these reduced reporting burdens in our future filings. If we do, the information that we provide may be different than what is available with respect to other public companies.

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

We are an early-stage company that has generated a small amount of operating revenue. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. We are in the process of developing and testing new game software and new slot machines which may not appeal to customers. Moreover, given the current decline in revenues that gaming companies are experiencing, they might not choose to take on new gaming products that do not have a proven record of success.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have accumulated losses of $25,359,726 through the year ended December 31, 2012. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy. We have recently received assurance from a major stockholder to support our operations to June 30, 2014, should such support become necessary.

Our success in the gaming industry depends in large part on our ability to expand further into the slot machine market and new geographical markets. Our further expansion into these markets will present new challenges and risks that could adversely affect our business and results of operations.

As we seek to expand further into the slot machine market and new geographical markets, we expect to encounter business, legal, operational and regulatory uncertainties, many of which are similar to those we faced in our Poker Table deployment. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with this expansion. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

Successful growth in new markets may require us to make changes to our products to ensure that they comply with applicable regulatory requirements, and will require us to obtain additional licenses. Our ability to affect these changes and obtain the required licenses is subject to a great degree of uncertainty and may never be achieved.

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

The manufacture and distribution of gaming machines are subject to extensive federal, state, local and tribal regulation. Some jurisdictions require licenses, permits and other forms of approval for gaming devices. Most, if not all, jurisdictions also require licenses, permits and documentation of suitability, including evidence of financial stability, for the manufacturers and distributors of such gaming devices and for their officers, directors, major shareholders and key personnel. Our failure to obtain regulatory approval in any jurisdiction will prevent us from distributing our products and generating revenue in that jurisdiction.Obtaining such approval is a time-consuming and costly process and cannot be assured. Although a manufacturer of gaming devices may pursue entity regulatory approval with regulators of tribal casinos at the same time that it pursues regulatory approval for its gaming devices, states that license commercial casinos require that a manufacturer obtain entity regulatory approval before seeking approval for gaming devices. This might result in additional time and expense associated with obtaining regulatory approvals. Even after incurring significant time and expense seeking such regulatory approvals, we may not be able to obtain them.

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

There are a number of companies that offer, manufacture and distribute automated gaming machines. Most of these companies have greater financial resources than we have.

The primary challenges to entering a market are the need to establish relationships with the owners and operators of casinos and card clubs, the requirements for regulatory approvals, and the development of the necessary technology for our products. Our competitors include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals needed to market and sell automated poker tables or slot machines in our target markets, and we anticipate that the number of such competitors will increase in the future. Most of our competitors have greater financial resources than we have. Therefore, we anticipate that the challenges to enter into our markets would not pose a significant obstacle for such manufacturers if they sought to compete with us.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate. There are many companies which could introduce directly competitive products in the short term that also have established relationships, the potential to develop technology quickly and greater resources than we have. As a result of consolidation among gaming facilities and their owners, the level of competition among providers has increased significantly as the number of potential customers has decreased.

Additionally, our customers compete with other providers of entertainment for their end users’ entertainment budget. Consequently, our customers might not be able to spend new capital on acquiring gaming equipment. Moreover, our customers might reduce their utilization of revenue sharing agreements.

We operate in a very competitive business environment and if we do not adapt our approach and our products to meet this competitive environment, our business, results of operations, and/or financial condition could be adversely impacted.

There is intense competition in the gaming products industry, which is characterized by dynamic customer demand and rapid technological advances. We must continually adapt our approach and our products to meet this demand and match these technological advances and if we cannot do so, our business, results of operations, and/or financial condition may be adversely impacted. Conversely, the development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have an adverse impact on our business, results of operations, and/or financial condition. Due to the downturn in the economy in general and particularly in the gaming industry, we may not be able to adapt to the market adequately. If we are unable to remain dynamic in the face of changes in the market, it could have a material adverse effect on our business, results of operations and financial condition.

In general, we compete with other gaming and entertainment products for space on the casino customers’ floor, as well as for our customers' capital and operational spending. Some of the larger gaming supply companies with whom we compete are IGT, Bally, WMS and Aristocrat. New competitors may also enter our key markets. In addition, some of our product segments may compete against each other for space on the casino floor.

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

These financial market conditions affect our business in a number of ways. The diminished availability of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Current financial market conditions could also affect our ability to raise funds in the capital and bank lending markets. Our debt includes approximately $14 million of notes maturing in 2015. If economic conditions do not improve by the respective maturity dates of our debt, we might not be able to refinance them on favorable terms, or at all. This, in turn, could have a material and adverse effect on us.

Risks that impact our customers may impact us.

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities, or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

•	adverse economic conditions in gaming markets such as those being currently experienced, including recession, economic slowdown, higher airfares and higher energy and gasoline prices;
•	global geopolitical events such as terrorist attacks, other acts of war or hostility, and popular uprisings and violence such as those that have been occurring in the Middle East; and
•	natural disasters such as major fires, floods, hurricanes, tornadoes, earthquakes and tsunamis and their aftermath.

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

Most of our revenue is derived from leasing our products to customers under operating leases. Until we are able to sell substantially more units of our products, our ability to lease our products to customers on a large scale may require us to obtain additional financing necessary for the manufacture of our products. However, sources of financing for the gaming industry have diminished dramatically during the current state of the economy. Our inability to obtain financing on terms that would allow us to license our products profitably would hamper our ability to distribute the products on a large scale and may therefore, delay our ability to obtain significant market presence as well as market acceptance of our products.

In addition, if our revenues are not sufficient, or if we incur more than anticipated expenses, we may need to seek additional equity or debt financing. Under current economic conditions, it is uncertain whether we could obtain such financing. Even if such financing is available, it may not be on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we need, but are unable to obtain, additional financing we may be unable to develop our products, adequately protect our intellectual property, meet customer demand for our products, withstand adverse operating results, or otherwise accomplish our business objectives. More importantly, if we are unable to obtain further financing when needed, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

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

Whether a product infringes a patent involves complex legal and factual issues, which can be time-consuming and expensive to resolve. In addition, because patent applications can take many years to be approved, there may be applications now pending of which we are unaware, which may later result in the issuance of patents that our products may infringe upon or that may lead to infringement claims against us. If our product infringes a patent, we could be prevented from distributing the product unless and until we obtain a license or redesign the product to avoid infringement. A license may not be available or may require us to pay substantial royalties. We also may not be successful in redesigning a product to avoid infringement.

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

We currently manufacture the Poker Table from component parts obtained from third party suppliers and obtain slot machine cabinets from a third party manufacturer. If those manufacturers are unable to meet our requirements, we would be significantly hampered in serving our customers and may miss revenue-generating opportunities. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either situation could have an adverse impact on our business, results of operations and financial condition.

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

Our public company compliance costs before we acquired Lightning Poker in January 2008 in the Merger were not substantial, due to our minimal operations before the Merger. Lightning Poker did not operate as a public company before the Merger. As a publicly reporting company with operations since January 2008, we have been incurring, and will continue to incur, significant legal, auditing and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the United States Securities and Exchange Commission (“SEC”), have imposed various requirements on public companies. Our management and other personnel need to devote a substantial amount of time to these matters.

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

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue those shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of holders of our common stock. For example, those shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. In February 2010 we allocated 6,000,000 of these shares to a new series of stock titled Series A Nonvoting Capital Stock (“Nonvoting Stock”), which is identical to our common stock except that it is nonvoting, and we have issued 4,500,000 of those shares since then. Although we have no present intention to issue any of the remaining shares of Nonvoting Stock or any of the other 1,500,000 shares of Preferred Stock, there is no assurance that we will not do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease office and warehouse space of 11,566 square feet located at 23 Creek Circle, Boothwyn, PA 19061 at an average rental of $83,665 per year. The lease expires in July 2015. This is the location of our principal offices and substantially all of our operations. The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None

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

Holders of record. On March 15, 2013, there were approximately 76 shareholders of record of our common stock and two shareholders of record of our Nonvoting Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2012, with respect to our stock option plan under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,856,000 (1)	$1.35	644,000

(1) Stock options in 2007 were granted under Lightning Poker’s 2006 Equity Incentive Plan (the “2006 Plan”). After the Merger those options were exchanged for an equal number of the Company’s stock options under the 2007 Plan on substantially the same terms and conditions. All stock options granted after the Merger were granted under the 2007 Plan.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include the words “may,” “will,” “could,” “would,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “projections” or “anticipate” or the negative of such terms and similar words and include all discussions about our ongoing or future plans, objectives or expectations.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Specific factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to those identified in Item 1A. “RISK FACTORS”.

The historical financial information contained in this section has been derived from our financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are (i) SCRABBLE Gems, (ii) SCRABBLE Bonus, (iii) Popeye, (iv) Popeye Bonus Voyage, (v) Speed Racer, (vi) Speed Racer Race to Riches, (vii) Blondie, (viii) Pink Panther, (ix) Beetle Bailey, (x) Vampire’s Fortune, (xi) Swamp Fever and (xii) Penny Palooza. When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

Our Poker Table is designed to increase revenue and security while helping to reduce the labor costs associated with poker play. Our Poker Table achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per-hand fee collected by the operator commensurately. The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cashing station. The newer version allows for cash management at the Poker Table.

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $2,317,493 in the fiscal year ended December 31, 2012.

We are registered as an approved vendor to distribute our gaming products in 15 jurisdictions. We must obtain regulatory approvals in many additional jurisdictions, including Nevada, in order to fully effectuate our business plan. We may not receive any such regulatory approvals. Due to these and a variety of other factors, including those described under “RISK FACTORS” in Item 1A. of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

Revenue Recognition

We generate revenue from leasing and selling our Poker Tables and slot machines. We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) guidance on software revenue recognition.

We recognize revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our products are delivered and our ability to collect is reasonably assured. We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The lease agreements are based on either a fixed monthly price or a pre-determined percentage of the monthly net “rake” revenue collected for each Poker Table and daily revenue collected for each slot machine.

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2012.

In accordance with loans obtained by the Company, the lenders hold warrants to purchase 10,901,385 shares of the Company’s common stock at a price of $1.00 per share, expiring from April 2016 through July 2017. The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation. In accordance with FASB guidance, warrants and the debt conversion feature are classified within Level 3 because they are valued using the Binomial model. Some of the inputs to these valuations are unobservable in the market and are significant.

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

•	For fair value categorized in Level 3 of the fair value hierarchy:
1. a quantitative disclosure of the unobservable inputs and assumptions used in the measurement,
2. a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and

3. a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.
•	The level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.

This guidance became effective for the first quarter of fiscal 2012 and did not have a material impact on our financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for our first quarter of fiscal 2012 and as the update only required a change in presentation, it did not have a material impact on our financial statements.

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

Twelve Months Ended December 31, 2012 Compared to Twelve Months Ended December 31, 2011

(All amounts are rounded to the nearest $1,000)

 Revenue

The Company’s revenues for the year ended December 31, 2012 were $2,075,000 compared to $1,210,000 for the prior year. The increase in revenues was primarily due to $885,000 of license fees earned on the placement of our slot machines offset by a $20,000 decrease in product sales.

Cost of Products Sold

For the year ended December 31, 2012, cost of products sold decreased $436,000 to ($400,000) from $36,000 for the year ended December 31, 2011. This decrease was due to the $310,000 reversal of previous years’ accrued site license fees from the favorable arbitration claim settlement with a license supplier for our Poker Tables that occurred in May 2012, as well as $101,000 in additional reversals relating to previously accrued commission costs. Gross margin was $2,475,000 for the year ended December 31, 2012 compared to $1,174,000 for the year ended December 31, 2011. The increase in gross margin was due to the increase in revenue coupled with the reversal of prior year accrued costs that occurred during the year.

Operating Expenses

Operating expenses decreased by $244,000 to $676,000 for the year ended December 31, 2012, from $920,000 for the year ended December 31, 2011. This decrease was primarily the result of the elimination of production of Poker Tables in 2012 partly offset by an increase in placement costs of slot machines into casinos.

Research and Development Expenses

Research and development expenses decreased by $368,000 to $655,000 for the year ended December 31 2012, from $1,023,000 for the year ended December 31, 2011. Research and development expenses are related to the development of gaming equipment that occurred primarily in the first half of 2011 as a result of the development of new slot machines themes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,436,000 for the year ended December 31, 2012, a decrease of $331,000 from $1,767,000 for the year ended December 31, 2011. This decrease was primarily the result of lower marketing staff costs, regulatory fees, compliance and maintenance costs.

Depreciation and Amortization

Depreciation and amortization increased from $807,000 for the year ended December 31, 2011 to $899,000 for the year ended December 31, 2012. This increase was primarily related to the increased installed base of slot machines and new brand licenses in 2012.

Net Interest Expense

Net interest expense decreased from $1,240,000 for the year ended December 31, 2011 to $1,197,000 for the year ended December 31, 2012. This decrease was due to the higher warrant costs as a result of the amendment of the terms of the warrants that occurred in June 2011 which required the accelerated recognition of amortized costs.

Change in Value of Warrants and Convertibility Feature of Long Term Debt

The change in fair value of our warrants and convertibility feature of long term debt of $71,000 was mainly due to the declines in the remaining life of the warrant and convertibility feature of long term debt and the estimated fair market value of our common stock.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Year Ended December 31,
	2012	2011	Change
Net cash used in operating activities	$(1,273,448)	$(1,761,262)	$487,814
Net cash used in investing activities	(754,633)	(1,271,608)	516,975
Net cash provided by financing activities	1,963,354	1,950,000	13,354
Net decrease in cash	(64,727)	(1,082,870)	$1,018,143
Cash, beginning of year	252,509	1,335,379
Cash, end of period	$187,782	$252,509

For the twelve months ended December 31, 2012, net cash used in operating activities decreased $488,000 (28%) to $1,273,000 as compared to $1,761,000 for the twelve months ended December 31, 2011. The decrease in cash used in operating activities was primarily due to the decrease in the net loss for the year as a result of increased revenues combined with reduced expenses.

Net cash used by investing activities decreased $517,000 to $755,000 for the twelve months ended December 31, 2012, from $1,272,000 used in investing activities for the twelve months ended December 31, 2011. Cash is used in investing activities to produce branded slot machines and acquire brand and software licenses for our slot products. Approximately $575,000 more in slot machines were produced in 2011 than in 2012 which was offset by $112,000 increase in licenses acquired in 2012.

Net cash provided by financing activities was $1,963,000 for the twelve months ended December 31, 2012. During 2012, cash provided from financing activities consisted of proceeds from the sale of Nonvoting Stock ($2,000,000) and legal costs relating to the sale of stock of $37,000. During 2011, cash provided from financing activities consisted primarily of proceeds from issuance of a note ($1,000,000) and the sale of Nonvoting Stock ($1,000,000) and legal costs of $50,000. The note issued in 2011 was converted to 1 million shares of Nonvoting Stock in June 2011.

In January 2012 and in an identical transaction in July 2012, the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000 to a related party and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments).

In June 2011 the Company entered into a series of agreements with lenders that included, among other things, the following:

●	conversion of a $1,000,000 promissory note issued in April 2011, into 1,000,000 shares of Nonvoting Stock, with cancellation of all interest and other amounts payable under the note;
●	sale of 1,000,000 shares of Nonvoting Stock for $1,000,000, and issuance of a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments);
●	amendment of ten common stock warrants held by a lender, which were issued between July 2006 and April 2011 and are exercisable for an aggregate of 6,401,385 shares of our common stock, resulting in all of those warrants having an expiration date of April 12, 2016 and an exercise price of $1.00 per share (subject to anti-dilution adjustments);
●	amendment of four common stock warrants held by a lender, which were issued between June 2007 and February 2010 and are exercisable for an aggregate of 1,500,000 shares of our common stock, extending the expiration date of all of those warrants to April 12, 2016 and lowering the exercise price to $1.00 per share (subject to anti-dilution adjustments);
●	amendment of 12 promissory notes held by lenders, issued by the Company’s subsidiary, Lightning Poker, between July 2006 and February 2010 in an aggregate principal amount of $13,500,000, extending the maturity date to June 30, 2013 and fixing at $1.00 per share the price at which $7,500,000 of those notes (plus accrued interest of $2,599,123 as of December 31, 2012) can be converted to our common stock (subject to anti-dilution adjustments);
●	In exchange for the amendment and extension of the notes with the lenders, the Company agreed to:

○	give preemptive rights to the lenders to maintain their respective percentage ownership of all of our outstanding stock, calculated on a fully-diluted basis;
○	Give registration rights and common stock exchange rights to the lenders with respect to their Nonvoting Stock, if we conduct a registered public offering of securities under the Securities Act of 1933, as amended; and
○	Require us to obtain the lenders’ consent in order to engage in various material transactions or to change or add lines of business.

In December 2012, the lenders agreed to extend the maturity date on each of the promissory notes held to June 30, 2015. All other provisions of the notes remain unchanged and in full force.

Operations and Liquidity Management

For the twelve months ended December 31, 2012, we incurred a net loss of $2,317,000 and used $1,128,000 of cash in operating activities. At December 31, 2012, our cash balance was $188,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are approximately $225,000 to $250,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

In January 2013, we borrowed $500,000 from The Co Investment Fund, II, L.P. (“CI II”). The note is due on June 30, 2013 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Based on our cash flow projections and anticipated revenues, we believe we may require additional capital to support our operations during 2013. We have recently received assurance from a major stockholder to support our operations through June 30, 2014 should such support become necessary.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2012:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$18,870,099	$—	$18,870,099	$—	$—
Operating lease obligations (2)	282,538	108,142	174,396	—	—
Royalty and license fees obligations (3)	177,750	177,750	—	—	—
Total	$19,330,387	$285,892	$19,044,495	$—	$—

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses and software source code.

Off-Balance Sheet Arrangements

As of December 31, 2012, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lightning Gaming, Inc.

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. Our audits also included the financial statement schedule of Lightning Gaming, Inc. listed in item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 29, 2013

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$187,782	$252,509
Accounts receivable, net	201,321	150,884
Inventory	138,370	464,306
Prepaid expenses	33,843	21,387
Total Current Assets	561,316	889,086

Property, Plant and Equipment, net	977,365	1,098,714

Other Assets	8,832	12,797
License fees, net of accumulated amortization	289,760	170,575

Total Assets	$1,837,273	$2,171,172

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$342,773	$870,896
Accrued expenses	318,797	768,426
Total Current Liabilities	661,570	1,639,322

Long Term Debt and Other Liabilities
Long term notes payable	13,445,487	13,331,979
Interest payable and other liabilities	5,370,099	4,290,099
Other long term liabilities	66,403	164,629
Fair value of warrants and convertible feature of long term debt	35,154	89,050
Total Long Term Debt and Other Liabilities	18,917,143	17,875,757

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding at December 31, 2012 and 2,500,000 shares issued and outstanding at December 31, 2011	4,500	2,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding	4,661	4,661

Additional paid in capital	7,616,936	5,698,976
Accumulated deficit	(25,359,726)	(23,042,233)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(17,741,440)	(17,343,907)

Total Liabilities and Stockholders’ Deficit	$1,837,273	$2,171,172

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2012	December 31, 2011
Revenues
License and service fees	$1,997,011	$1,111,424
Sales of gaming products and parts	78,268	98,915
Total revenues	2,075,279	1,210,339

Costs and operating expenses
Cost of products sold	(399,773)	35,999
Operating expenses	676,242	919,832
Research and development	655,125	1,022,906
Selling, general and administrative expenses	1,436,423	1,766,614
Depreciation and amortization	899,293	806,768
Total costs and operating expenses	3,267,310	4,552,119

Operating loss	(1,192,031)	(3,341,780)

Non-operating income (expense)
Net interest expense	(1,196,783)	(1,240,365)
Change in value of warrants	71,321	197,000
Net loss	$(2,317,493)	$(4,385,145)
Net loss per share, including Series A Nonvoting shares-basic and diluted	$(0.27)	$(0.71)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	3,944,746	1,583,333
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

Years Ended December 31, 2012 and December 31, 2011

	Series A Nonvoting Capital Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance December 31, 2010	500,000	$500	4,660,285	$4,661	$3,701,749	$(18,657,088)	7,811	$(7,811)	$(14,957,989)
Net Loss	-	-	-	-	-	(4,385,145)			(4,385,145)
Issuance of Series A Nonvoting capital stock	2,000,000	2,000	-	-	1,905,420	-	-	-	1,907,420
Stock based compensation	-	-	-	-	91,807	-	-	-	91,807
Balance December 31, 2011	2,500,000	$2,500	4,660,285	$4,661	$5,698,976	$(23,042,233)	7,811	$(7,811)	$(17,343,907)
Net Loss	-	-	-	-	-	(2,317,493)			(2,317,493)
Issuance of Series A Nonvoting capital stock	2,000,000	2,000	-	-	1,943,929	-	-	-	1,945,929
Stock based compensation	-	-	-	-	(25,969)	-	-	-	(25,969)
Balance December 31, 2012	4,500,000	$4,500	4,660,285	$4,661	$7,616,936	$(25,359,726)	7,811	$(7,811)	$(17,741,440)

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(2,317,493)	$(4,385,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(14,294)	(44,000)
Depreciation and amortization including impairment charges of $0 in 2012 and $136,188 in 2011	899,293	806,768
Stock based compensation	(25,969)	91,807
Amortization of debt discount	113,508	154,409
Changes in Assets and Liabilities
(Increase ) decrease in accounts receivable	(50,437)	19,368
Decrease in inventories	198,042	221,413
(Increase) decrease in prepaid expenses and other assets	(8,798)	106,961
(Decrease) increase in accounts payable	(528,123)	328,055
Increase in accrued interest	1,080,000	1,080,000
Decrease in accrued expenses	(449,630)	(14,251)
(Decrease) increase in other long term liabilities	(98,226)	70,353
Decrease in fair value of warrants and convertible feature of long term debt	(71,321)	(197,000)
Net cash used in operating activities	(1,273,448)	(1,761,262)

Cash flows from investing activities
Purchase of equipment	(336,906)	(993,019)
Proceeds from sale of equipment	18,000	45,000
Increase in license fees	(435,727)	(323,589)
Net cash used in investing activities	(754,633)	(1,271,608)

Cash flow from financing activities
Proceeds from issuance of notes	—	1,000,000
Proceeds from issuance of Series A Nonvoting Capital Stock	1,963,354	950,000
Net cash provided by financing activities	1,963,354	1,950,000

Net decrease in cash	(64,727)	(1,082,870)
Cash beginning	252,509	1,335,379
Cash ending	$187,782	$252,509

Supplemental Disclosure of Cash Flow Information
Non cash financing activities:
Issuance of Series A Nonvoting Capital Stock in exchange for notes and accrued interest	$—	$1,000,000
Issuance of capital stock warrants in connection with notes payable	$17,425	$45,870
Amendment of warrants in connection with note extension	$—	$190,821
Issuance of convertible debt option	$—	$36,190
Inventory transferred to equipment	$127,894	$46,844
Cash paid for interest	$—	$—

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. Notes to Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business: On January 29, 2008, Lightning Gaming, Inc. (formerly known as Red Pearl Acquisition Corp.) (the “Company”) completed a merger (the “Merger”) with Lightning Poker, Inc. (“Lightning Poker”). As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market a fully automated, proprietary electronic poker table (the “Poker Table”) to commercial and tribal casinos, card clubs, and other gaming and lottery venues. Lightning Poker’s Poker Table is designed to improve economics for casino operators while improving overall player experience.

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video gaming machines to customers in various gaming jurisdictions. The current slot machine products are (i) Scrabble Bonus, (ii) Scrabble Gems, (iii) Popeye, (iii) Popeye’s Bonus Voyage, (iv) Speed Racer, (v) Blondie’s Penny Bonanza, (vi) Beetle Bailey, (vii) Penny Palooza, (viii) Vampires Fortune and (ix) Pink Panther.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker, Lightning Slot Machines, LLC and Lightning Products, LLC. All inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources. In addition, the Company has experienced net operating losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs. In January 2013, we borrowed $500,000 from The Co Investment Fund, II, L.P. (“CI II”). The note is due on June 30, 2013 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Based on our cash flow projections and anticipated revenues, we believe we may require additional capital to support our operations during 2013. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have received assurance from a major stockholder to support our operations through June 30, 2014 should such support become necessary.

In January 2007 Lightning Poker entered into an exclusive licensing and distribution agreement with Shuffle Master, Inc. (“Shuffle Master”). Pursuant to the agreement, Shuffle Master acted as the worldwide distributor of Lightning Poker’s Poker Table to the gaming industry. In exchange for distributing the Poker Table, Shuffle Master received a fixed distribution fee for each Poker Table placed into operation. The initial term of the agreement was for ten years and was renewable for an additional five-year term at Shuffle Master's option if specific minimum order requirements are met. Shuffle Master was required to place a minimum number of Poker Tables in each of the first five years of the agreement, among other things. Shuffle Master did not meet this minimum annual requirement during the initial term, which gave us the right to terminate the agreement. We have not terminated our relationship with Shuffle Master, but we have modified our distribution agreement as described below. The agreement also gave Shuffle Master a termination right in the event of a change in control (as defined in the agreement) of Lightning Poker.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Since April 2010 we have been operating under a modified distribution agreement with Shuffle Master and its subsidiary, which has not been reduced to a written contract. Under this modification, which has a five-year term, Shuffle Master’s subsidiary has become our exclusive distributor in Europe and Africa, in return for a higher distribution fee for that subsidiary’s sales in those territories. In the rest of the world, we continue to use Shuffle Master as our distributor, but on a non-exclusive basis. In addition to selling Poker Tables, Shuffle Master is responsible for carrying out all service and maintenance on Poker Tables and will receive all the service revenues.

A summary of the Company’s significant accounting policies is as follows:

Revenue Recognition: The Company generates revenue from leasing and selling our Poker Table and slot machines. We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) guidance on software revenue recognition.

The Company recognizes revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our products are delivered and our ability to collect is reasonably assured. We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The license agreements are based on either a fixed monthly price or a pre-determined percentage of the monthly net “rake” revenue collected for each Poker Table and daily revenue collected for each slot machine.

If multiple units of our products are included in any one sale or lease agreement, we allocate revenue to each unit based upon its respective fair value against the total contract value and defer revenue recognition on those units where we have not met all requirements of revenue recognition.

For the years 2012 and 2011 revenue from customers outside the United States accounted for approximately $255,929 and $230,875 or 12% and 19% of revenues, respectively, and eight casino customers represented 31% and 50% of total revenues for the years ended December 31, 2012 and December 31, 2011, respectively. One casino group, Seminole Tribe of Florida, represented 15% of total revenues for the year ended December 31, 2012 and one casino group, Ameristar Casinos, Inc., represented 11% of total revenue for the year ended December 31, 2011.

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

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover given all information presently available. The Company has a reserve of $7,254 and $171,060 as of December 31, 2012 and 2011, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables.

At December 31, 2012 and December 31, 2011, accounts receivable from four and two casino customers, respectively, represented 27% and 7%, respectively, of total accounts receivable.

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the statement of operations, except when certain qualifying expenses are capitalized in accordance with FASB guidance. As of December 31, 2012 and December 31, 2011, no amounts had been capitalized.

Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement if less.

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

We have assessed the Company’s tax position and do not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. We had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2012 and 2011 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2012 and December 31, 2011.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2009 and thereafter are subject to examination by the relevant taxing authorities.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2012 or 2011.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property and equipment and licenses, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives.

Stock Option Plan: The Company has an equity-based compensation plan which is more fully described in Note 7. Compensation expense is recognized over the required service period. All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

Earnings (loss) per share: The Company computes earnings (loss) per share in accordance with generally accepted accounting principles which require presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS for loss periods excludes all potential dilutive shares due to their anti-dilutive effect.

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

Reclassifications: Certain amounts in the 2011 financial statements have been reclassified to conform with the 2012 presentation.

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2012	December 31, 2011
Finished products	$15,447	$133,406
Raw materials	122,923	330,900
Inventory	$138,370	$464,306

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Equipment, principally gaming equipment	$3,180,522	$2,784,383
Delivery Truck	28,140	—
Furniture and fixtures	75,177	69,907
Leasehold improvements	91,794	91,794
Property, plant and equipment	3,375,633	2,946,084
Less accumulated depreciation	(2,398,268)	(1,847,370)
Property, plant and equipment, net	$977,365	$1,098,714

During the fourth quarter of 2011, the Company commenced the installation of new slot machine software. Due to the future conversion of installed slot machines to the new slot machine software, certain software licenses and associated hardware were determined to be obsolete. As a result of this review the Company recorded an impairment charge of $70,688 in 2011.

The impairment charge is included in depreciation and amortization expense in the Statement of Operations for the years ended December 31, 2011.

Note 4. License Fees

License fees consist of the following:

	December 31, 2012	December 31, 2011
Purchased licenses, software and other	$502,450	$321,724
Less accumulated amortization	(212,690)	(151,149)
Intangible assets, net	$289,760	$170,575

The weighted average useful life of purchased licenses and software is 1.9 years.

Estimated amortization expense related to recorded intangible assets is as follows:

Year Ending December 31,	Amount
2013	$122,206
2014	99,640
2015	65,586
2016	2,328
$289,760

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5. Debt

Notes Payable consists of the following:

	Warrants	December 31, 2012	December 31, 2011
The Co-Investment Fund II, L.P. (a)	8,401,385	$10,500,000	$10,500,000
Stewart J. Greenebaum, LLC (b)	2,500,000	3,000,000	3,000,000
Total notes payable		13,500,000	13,500,000
Less: unamortized fair market value of warrants		(54,513)	(168,021)
Notes payable, long-term		$13,445,487	$13,331,979

(a)

Notes payable at 8% interest. Warrants to purchase shares of common stock at an exercise price of $1.00 per share: 6,401,385 warrants through April 12, 2016; 1,000,000 warrants through January 17, 2017; and 1,000,000 warrants through July 6, 2017.

(b)	Notes payable at 8% interest. Warrants to purchase shares of common stock at an exercise price of $1.00 per share through April 12, 2016.

All of the notes are due on June 30, 2015 with interest on each note payable at maturity.

Substantially all of the Company’s assets are pledged as collateral on debt.

In February 2010, the Company entered into a $2,000,000 three-year loan agreement with interest at 8% per annum. At the discretion of the lenders, all principal and interest outstanding on the loan may be converted into shares of common stock. In connection with the loan, the Company issued warrants to purchase 1,000,000 shares of common stock. The notes issued under the loan agreement were among the 12 notes amended in June 2011. See Note 9 Related Party Transactions.

In April 2011 the Company borrowed $1,000,000 from a lender and issued to the lender a warrant to purchase up to 1,000,000 shares of common stock. The interest rate of the loan was 8% per annum. The aggregate fair market value of the warrant at the time it was issued was $3,290. In June 2011 the note was converted into 1,000,000 shares of Nonvoting Stock, with cancellation of all interest and other amounts payable under the note. The fair market value of the warrants and the convertibility feature of long-term debt at June 23, 2011 was $269,591.

In accordance with various loans obtained by the Company, as of December 31, 2012 the lenders hold warrants to purchase up to 8,901,385 shares of common stock until the expiration date of April 12, 2016 at a price of $1.00 per share, 1,000,000 shares of common stock with an expiration date of January 17, 2017 at a price of $1.00 per share, and 1,000,000 shares of common stock with an expiration date of July 6, 2017 at a price of $1.00 per share. The purchase price is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The aggregate fair market value of the warrants at the time of issuance was $11,928 in January 2012 and $5,497 in July 2012.

The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation. The unamortized debt discount prior to the amendments of notes in the amount of $55,529 was written off and included in 2011 interest expense. Expense recognized for the years ended December 31, 2012 and 2011 related to these warrants was $95,412 and $145,363 respectively, and was included in interest expense. Expense recognized for the years ended December 31, 2012 and 2011 related to the debt conversion right was $18,096 and $9,049, respectively, and was included in interest expense.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5. Debt (Continued)

Certain notes in the amount of $7,500,000 and related accrued interest of $2,599,123 at December 31, 2012 are convertible at the discretion of the note holders into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

See Note 7, Stockholders’ Deficit and Note 9, Related Party Transactions for more information on debt and warrant transactions.

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices. The lease was effective in January, 2010 and is for a term of sixty seven months. Rental expense under this lease for the years ended December 31, 2012 and December 31, 2011 was $61,561 and $199,002, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2013	$108,142
2014	108,142
2015	66,254
$282,538

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

In June 2011 the Company entered into an exclusive license agreement with MGM/Brandegenuity, LLC to use the images of the Pink Panther and related family of characters in gaming devices distributed in the United States and Canada. The initial term of the agreement was for three years with the Company’s right to extend the agreement for an additional five years upon payment of minimum royalties.

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

At December 31, 2012, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,038,312
Advances made	(860,562)
Potential future payments	$177,750

As of December 31, 2012, the Company estimates that potential future royalty payments will be as follows:

Minimum Commitments
Year ending December 31, 2013	$177,750

Note 7. Stockholders’ Deficit

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2012, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date. At December 31, 2012 and 2011, 1,856,000 and 2,051,000 options to purchase shares, respectively, had been granted to certain directors, officers, employees and a consultant of the Company and were still outstanding.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Costs relating to the stock option plan were ($25,969) and $91,807 for the years ended December 31, 2012, and 2011, respectively.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

A summary of option transactions in 2012 and 2011 is as follows:

	Shares	Weighted Average Exercise Price
Options at January 1, 2011	2,228,000	$1.36
Options granted	—	—
Options cancelled	(177,000)	1.59
Options at December 31, 2011	2,051,000	1.34
Options granted	—	—
Options cancelled	(195,000)	1.26
Options at December 31, 2012	1,856,000	1.35
Options exercisable at December 31, 2012	1,586,000	1.46
Shares available for grant at December 31, 2012	644,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2012 or 2011.

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. An adjustment of $46,412 was recorded in 2012 with respect to forfeited awards.

The following table summarizes information with respect to stock options outstanding at December 31, 2012:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,856,000	2.5	$1.35	-	1,586,000	2.1	$1.46	-

The following table summarizes information with respect to stock options outstanding at December 31, 2011:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2,051,000	4.3	$1.34	-	1,507,000	4.1	$1.44	-

As of December 31, 2012, there was approximately $24,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of 1.3 years.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Warrants: In accordance with the loans obtained by the Company, the lenders hold warrants to purchase 10,901,385 shares of the Company’s common stock at a price of $1.00 per share, expiring from April 2016 through July 2017. The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements. The Company calculates the value of these warrants at the time of issuance using a Binomial pricing model.

The following table is a summary of the Company’s warrant activity for the years ended December 31, 2012 and December 31, 2011:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at January 1, 2011	7,009,145	1.70
Warrants granted	2,000,000	1.50
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2011(1)	9,009,145	1.00
Warrants granted	2,000,000	1.00
Warrants exercised	—	—
Warrants cancelled	(107,760)	—
Warrants at December 31, 2012	10,901,385	1.00
Warrants exercisable at December 31, 2012	10,901,385

(1) Warrants were repriced as part of the debt amendments that occurred in June 2011. See Note 5, Debt and Note 9, Related Party Transactions for more information on the warrant transactions.

The following table summarizes information with respect to warrants outstanding at December 31, 2012:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
10,901,385	3.5	$1.00	-	10,901,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2011:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
9,009,145	4.3	$1.00	-	9,009,145	$1.00	-

The weighted average fair value per share of each warrant granted for the year ended December 31, 2012 and December 31, 2011 was $.01 and $.026, respectively.

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Warrants (Continued)

The fair value of each warrant is estimated on the date of grant using the Binomial pricing model, with the following assumptions for the years ended December 31, 2012 and December 31, 2011:

	2012	2011
Weighted average volatility	43.2 .%	45.0%
Expected dividend yield	-	-
Expected term (in years)	3.5	4.3
Weighted average risk free interest rate	.4%	.6%

In January 2012 and in an identical transaction in July 2012, the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000, and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments).

In accordance with loans obtained by the Company, the lenders hold warrants to purchase 8,901,385 shares of the Company’s common stock at any time through April 2016 at a price of $1.00 per share, 1,000,000 shares of common stock with an expiration date of January 17, 2017 at a price of $1.00 per share, and 1,000,000 shares of common stock with an expiration date of July 6, 2017. The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation. In accordance with FASB guidance, warrants and the debt conversion feature are classified within Level 3 because they are valued using the Binomial model. Some of the inputs to these valuations are unobservable in the market and are significant.

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2010	$—	$13,169
Fair value of warrants reissued in 2011	—	236,691
Fair value of debt conversion feature	36,190	—
Write-off of original warrants		(6,801)
Net change in fair value of warrants	(16,132)	(174,067)
Balance December 31, 2011	20,058	68,992
Fair value of warrants issued in 2012	—	17,425
Net change in fair value	(20,058)	(51,263)
Balance December 31, 2012	$—	$35,154

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Current tax expense:	$-	$-
Federal	-	-
State	$-	$-

Deferred tax benefit:
Federal	$723,000	$1,299,000
State	234,000	420,000
Valuation reserve	(957,000)	(1,719,000)
	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset:
Net operating loss carryforward	$7,039,000	$6,322,000
Accounts receivable reserves	3,000	94,000
Property and equipment	(165,000)	(141,000)
Accrued expenses	2,344,000	2,097,000
Impairment charge	296,000	268,000
Start up costs	42,000	51,000
Stock based compensation	59,000	55,000
Inventory reserves	192,000	193,000
Other	120,000	34,000
	9,930,000	8,973,000
Less valuation allowance	(9,930,000)	(8,973,000)
Net deferred taxes	$—	$—

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the statements of operations is as follows for the years ended December 31, 2012 and 2011.

	Year ended December 31,
	2012	2011

Federal tax benefit at statutory rate	$(788,000)	$(1,479,000)
State tax benefit net of federal taxes	(151,000)	(284,000)
Expense on stock options and warrants	9,000	79,000
Warrant valuation	(29,000)	(67,000)
Other	2,000	32,000
Increase in valuation allowance	957,000	1,719,000
Income tax expense	$—	$—

As of December 31, 2012, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $17,367,000, which expire at various times through 2032. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 9. Related Party Transactions

In January 2012 and in an identical transaction in July 2012, the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000 to a related party and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments).

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

The transactions with CI II and Greenebaum included, among other things, the following:

●	conversion of a $1,000,000 promissory note, which we issued to CI II in April 2011, into 1,000,000 shares of Nonvoting Stock, with cancellation of all interest and other amounts payable under the note;
●	sale of 1,000,000 shares of Nonvoting Stock to Greenebaum for $1,000,000, and issuance of a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments);
●	amendment of ten common stock warrants held by CI II, which were issued between July 2006 and April 2011 and are exercisable for an aggregate of 6,401,385 shares of our common stock, resulting in all of those warrants having an expiration date of April 12, 2016 and an exercise price of $1.00 per share (subject to anti-dilution adjustments);
●	amendment of four common stock warrants held by Greenebaum, which were issued between June 2007 and February 2010 and are exercisable for an aggregate of 1,500,000 shares of our common stock, extending the expiration date of all of those warrants to April 12, 2016 and lowering the exercise price to $1.00 per share (subject to anti-dilution adjustments);
●	amendment of twelve promissory notes held by CI II and Greenebaum, issued by Lightning Poker between July 2006 and February 2010 in an aggregate principal amount of $13,500,000, extending the maturity date to June 30, 2013 and fixing at $1.00 per share the price at which $7,500,000 of those notes (plus accrued interest of $2,599,123 as of December 31, 2012) can be converted to our common stock (subject to anti-dilution adjustments);
●	In exchange for the amendment and extension of the notes with CI II and Greenebaum, the Company agreed to:

○	give preemptive rights to CI II and Greenebaum to maintain their respective percentage ownership of all of our outstanding stock, calculated on a fully-diluted basis;
○	Give registration rights and common stock exchange rights to CI II and Greenebaum with respect to their Nonvoting Stock, if we conduct a registered public offering of securities under the Securities Act of 1933, as amended; and
○	Require us to obtain CI II’s and Greenebaum’s consent in order to engage in various material transactions or to change or add lines of business.

In December 2012, CI II and Greenebaum agreed to extend the maturity date on each of the promissory notes held to June 30, 2015. All other provisions of the notes remain unchanged and in full force.

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

During each of the twelve months ended December 31, 2012 and 2011 interest on all of the loans from CI II described above amounted to $840,000 and interest on all of the loans from Greenebaum amount to $240,000. During 2012 and 2011 the Company made no principal payments on those loans (other than conversion of the April 2011 $1,000,000 note to Nonvoting Stock).

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $2,011,178, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $587,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

CI II and Greenebaum hold the following warrants as of December 31, 2012:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Shares
CI II	8,401,385	$1.00
Greenebaum	2,500,000	$1.00

In January 2013, the Company borrowed $500,000 from CI II. The promissory note is due on June 30, 2013 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of CI II.

Note 10. Subsequent Events

An amendment to the license agreement between the Company and Hasbro, Inc. was executed in January 2013. The amendment modified the terms of the guarantee license fee payment for the fifth year of the agreement reducing the fee to $150,000 from $300,000. In addition, The Company’s sell-off rights and rights to continue any leases will be null and void upon the termination of the agreement, December 31, 2013. In February 2013, the Company remitted the reduced guarantee license fee in compliance with the terms of the amendment.

In January 2013 and as described in detail in Note 9 above, the Company borrowed $500,000 from CI II.

Note 11. Recently Issued Pronouncements

In May 2011, the FASB issued guidance on how to measure fair value and on what disclosures to provide about fair value measurements. The guidance expands disclosure requirements particularly for Level 3 inputs to include the following:

Lightning Gaming, Inc. Notes to Consolidated Financial Statements (Continued)

Note 11. Recently Issued Pronouncements (Continued)

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

This guidance became effective in the first quarter of fiscal 2012 and did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of stockholders' equity, among other items. The guidance requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the first quarter of fiscal 2012 and as the update only required a change in presentation, it did not have a material impact on the Company’s financial statements.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2012, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) refers to the process designed by, or under the supervision of, our CEO and Controller, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective as of December 31, 2012.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Regulation S-K Item 308(b) that permits the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers. All of the Company’s directors took office on January 29, 2008, except Mr. Haveson, who became a director of the Company on September 6, 2007. Mr. Strano became president of Lightning Poker in December 2009.

Name	Age	Position Held with the Company
Brian Haveson	49	Chairman, CEO, President, Director
Christopher Strano	40	President of Lightning Poker
Donald Caldwell	66	Director
Frederick Tecce	77	Director

Brian Haveson

Mr. Haveson has served as CEO and President of the Company since August 2007, CEO of Lighting Poker since October 1, 2006, President of Lightning Poker from March 2008 to December 2009 and a director of Lightning Poker since June 2005. From 1994 through 2002, Mr. Haveson served as CFO and CEO of Nutri/System, Inc. Prior to that he was a manager for 4 years with Arthur Andersen in its Turnaround Group. Mr. Haveson has been a professional poker player for over 15 years, cashing in 26 major tournaments including 8 World Series of Poker. He won best overall player honors at the 2002 World Poker Finals. Mr. Haveson received a Bachelor of Science degree in Aerospace Engineering from the University of Maryland and a Masters in Management from Purdue University. Mr. Haveson’s successful tenure as the CEO of Nutri/System, his consulting role and his professional poker playing background provide our company with a seasoned and experienced CEO with a player’s perspective.

Christopher Strano

Mr. Strano was appointed President of Lightning Poker in December 2009, and previously served as Chief Marketing Officer since June 2009. Prior to joining Lightning Poker, Mr. Strano was Vice President of Sales and Marketing for AC Coin & Slot, from June 2004 to June 2009. Prior to 2004, Mr. Strano served as Director of Marketing for Franklin Electronic Publishers, Inc. from October 2000 to June 2004. Mr. Strano holds a Master of Business Administration degree from Drexel University's LeBow School of Business and a Bachelor of Science degree from Trenton State College.

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

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including; Quaker Chemical Corporation (NYSE); Voxware Inc.; Rubicon Technology, Inc. (NASDAQ); InsPro Technologies Corp.; Amber Road: Pennsylvania Academy of the Fine Arts (Chairman Emeritus); and the Committee for Economic Development.

Until March 1, 1999, he was President and Chief Operating Officer of Safeguard Scientifics, Inc., where he also previously served as Executive Vice President. Prior to joining Safeguard in 1993, Mr. Caldwell held a number of executive and financial positions, including Chief Administrative Officer of Cambridge Technology Partners, Inc. (Massachusetts), a provider of information technology consulting and software development; Executive Vice President and then President of Atlantic Financial; and as a partner in the national office of Arthur Young & Co., a predecessor to Ernst & Young, LLP. He holds a Bachelor of Science degree from Babson College and a Master of Business Administration from the Graduate School of Business at Harvard University.

Mr. Caldwell’s extensive experience in the financial markets, venture capital arena and service on corporate boards provide us with significant, well-respected financial and management leadership in addition to his strong corporate governance background.

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

Most of Mr. Tecce's professional career has been spent as a principal in a company that pioneered and licensed new technology in the textile industry. This involved managing a long-term, complex, multi-party lawsuit directed to enforcing patent rights. His experience in managing complex litigation was also the basis for his engagement with two other significant businesses whose existence was threatened by lawsuit disputes. In addition, Mr. Tecce has launched several new businesses from the seed stage and has been an investor and active participant in several emerging growth companies.

Mr. Tecce holds a B.A. from the University of Pennsylvania and J.D. from the Dickinson School of Law of Pennsylvania State University.

Mr. Tecce’s broad legal and business experience brings insight and a seasoned view to our board.

Director Independence

The Nasdaq listing standards define an "independent director" generally as a person, other than an executive officer or employee of the Company or an individual who has a relationship that, in the opinion of the Company's Board of Directors, would interfere with the director's exercise of independent judgment. Under Nasdaq Rule 4350(c), a Controlled Company is exempt from certain independent director requirements set forth in this rule. The Company is relying on the Controlled Company exemption under Nasdaq Rule 4350(c) with respect to Mr. Caldwell and Mr. Tecce and as such, the independent director requirements do not apply.

Mr. Caldwell and Mr. Tecce serve as the members of the audit committee of the Board of Directors and they meet Nasdaq’s standards for independence of audit committee members.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer at or within two years before the time of the filing; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, commodities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being the subject of, or party to, a judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of law or regulation pertaining to securities or commodities, financial institution or insurance company regulation, or mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization ( as defined in the Exchange Act), registered entity (as defined in the Commodities Exchange Act) or equivalent exchange, association, entity or organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (“10% Shareholders”) to file with the SEC certain reports regarding their stock ownership and stock transactions (“Section 16(a) Reports”). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that the reporting persons, Donald Caldwell and Frederick Tecce, who are directors and 10% Shareholders, and CI II, which is a 10% Shareholder, did not meet their Section 16(a) reporting obligations on a timely basis during our last fiscal year, and did not file Form 4 to report acquisitions of Nonvoting Stock on January 17, 2012 and July 6, 2012.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person without charge, upon request, a copy of our code of ethics. Such request should be directed to us in writing as follows: Mr. Brian Haveson, Chief Executive Officer, Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, PA 19061.

Audit Committee

We have a separately-designated standing audit committee. Mr. Caldwell and Mr. Tecce are the audit committee members. The board of directors has determined that Mr. Caldwell is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K.

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we or Lightning Poker paid in 2012 and 2011 to Brian Haveson, our and Lightning Poker’s principal executive officer; Christopher Strano, President of Lightning Poker; and Robert Ciunci, our and Lightning Poker’s principal financial officer until his resignation in May 2012 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (1)
Brian Haveson, Chairman and CEO	2012 2011	$250,000 $250,000	$- $-	$- $-	$- $-	$- $-	$- $-	$2,604 $2,865	$252,604 $252,865

Christopher Strano, President of Lightning Poker (2)	2012 2011	$210,800 $210,800	$- $-	$- $-	$- $-	$- $-	$- $-	$3,513 $5,270	$214,313 $216,070

Robert Ciunci, CFO (3)	2012 2011	$38,368 $109,000	$- $-	$- $-	$- $-	$- $-	$- $-	$918 $2,611	$39,286 $111,611

NOTES:

(1)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all salaried employees.
(2)	Mr. Strano's employment contract provides for, among other things, (a) monthly base salary of $17,568, (b) one year's severance pay if his employment terminates other than for cause and he does not accept employment with a gaming company during the one-year period, (c) options for 250,000 shares at an exercise price of $.27 per share under the 2007 Plan and (d) an incentive compensation plan that guaranteed at least $25,000 after one year of employment.
(3)	On May 11, 2012, the Company received and accepted Mr. Ciunci’s resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day / mo/ year)
Brian Haveson (1)	500,000	—	—	$2.56	08/08/2017
	150,000	100,000	—	$.28	07/05/2014
Christopher Strano (2)	150,000	100,000	—	$.28	29/06/2019

NOTES:

(1)	At December 31, 2012, Mr. Haveson held options to purchase an aggregate of 750,000 shares. Options for 650,000 shares were fully vested as of August 2012 and options for 50,000 shares vest each May until 2014.
(2)	At December 31, 2012, Mr. Strano held options to purchase 250,000 shares. Options for 50,000 shares vest each June until 2014.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our common stock and Nonvoting Stock were beneficially owned as of March 15, 2013 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options or warrants, within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,652,474) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock		Nonvoting Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	9,241,385 (3)	70.4%	3,000,000	66.7%
Fredrick C. Tecce (2)	8,831,385 (4)	67.7%	3,000,000	66.7%
Brian Haveson	1,388,409 (5)	26.2%	-	-
Christopher Strano	150,000 (6)	2.1%	-	-
All directors and executive officers as a group (4 persons)	11,209,794 (9)	80.9%	3,000,000	66.7%

5% Shareholders:
CI II and related parties (1) (2)	8,401,385 (7)	64.4%	3,000,000	66.7%
Seth Berger	469,916 (8)	9.6%	-	-
Stewart J. Greenebaum, LLC (“Greenebaum”)	2,500,000 (10)	35.0%	1,500,000	33.3%

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO. Consequently, Cross Atlantic and Mr. Caldwell may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	CI II is managed by Cross Atlantic of which Mr. Tecce is a managing director and counsel. Consequently, Cross Atlantic and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(3)	Includes warrants to purchase 8,401,385 shares held by CI II.

(4)	Includes warrants to purchase 8,401,385 shares held by CI II. Also includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(5)	Includes options to purchase 650,000 shares.

(6)	Consists of options to purchase shares.
(7)	Consists of warrants to purchase shares. The address of CI II and its manager, Cross Atlantic, is Five Radnor Corporate Center, Suite 55, 100 Matsonford Road, Radnor, PA 19087.

(8)	Includes options to purchase 240,000 shares. Mr. Berger’s address is 3 Dovecote Lane, Malvern, PA 19355.
(9)	Includes an aggregate of 9,201,385 shares that can be acquired through the exercise of options and warrants.

(10)	Consists of warrants to purchase shares. The address of Greenebaum is 1829 Reisterstown Road, Suite 300, Baltimore, MD 21208.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are reporting the transactions below based on the following relationships: (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; (2) Mr. Caldwell is the founder and CEO and Mr. Tecce is a managing director and counsel to Cross Atlantic; and (3) Greenebaum is a 5% Shareholder.

Our Nonvoting Stock participates with, and is identical to, our common stock except for the lack of voting rights.

In April 2011 we borrowed $1,000,000 from CI II and we issued to CI II a warrant to purchase up to 1,000,000 shares of common stock at $2 per share. The loan was for a three-year term, with interest at 8% per annum. The fair market value of the warrant at the time we issued it was $3,290.

In June 2011 we entered into a Debt Conversion Agreement (the “Conversion Agreement”) with CI II. In connection with the Conversion Agreement, the following took place:

●	The $1,000,000 promissory note that we issued to CI II in April 2011 was converted into 1,000,000 shares of Nonvoting Stock, and all amounts payable under that note, other than the principal amount, were cancelled.
●	We amended ten warrants held by CI II, which were issued by us or our predecessor between July 2006 and April 2011, to purchase our common stock. Prior to the amendments, those warrants entitled CI II to purchase an aggregate of 6,401,385 shares of common stock at a weighted average exercise price of $1.37 per share (subject to anti-dilution adjustments), with expiration dates ranging between July 31, 2011 and April 12, 2016. Giving effect to the amendments, the expiration date of each of those warrants is April 12, 2016, and those warrants entitle CI II to purchase an aggregate of 6,401,385 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments). The fair market value of the amended warrants as of the time we amended them was $167,723.

●	Nine promissory notes held by CI II in an aggregate principal amount of $10,500,000, which Lightning Poker issued between July 2006 and February 2010, were amended. Prior to the amendments, the notes had maturity dates ranging between June 30, 2012 and February 22, 2013. Five of those notes, having an aggregate principal amount of $5,500,000, are convertible into our common stock. As a result of the amendments, the maturity date of each of the nine promissory notes was changed to June 30, 2013, and the price at which the principal and accrued interest under each of the five convertible notes can be converted into shares of our common stock is $1.00 per share.

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

In January 2012 we entered into a Securities Purchase Agreement with CI II under which we sold 1,000,000 shares of Nonvoting Stock to CI II for $1,000,000 and we issued to CI II a warrant to purchase 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments), with an expiration date of January 17, 2017. The fair market value of the warrant as of the time we issued it was $11,928. The Nonvoting Stock can be exchanged by CI II for an equal number of shares of our common stock, and CI II can require us to register those shares of common stock under the circumstances described in the Rights Agreement.

In July 2012 we entered into a Securities Purchase Agreement with CI II under which we sold 1,000,000 shares of Nonvoting Stock to CI II for $1,000,000 and we issued to CI II a warrant to purchase 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments), with an expiration date of July 6, 2017. The fair market value of the warrant as of the time we issued it was $5,497. The Nonvoting Stock can be exchanged by CI II for an equal number of shares of our common stock, and CI II can require us to register those shares of common stock under the circumstances described in the Rights Agreement.

In December 2012, CI II and Greenebaum agreed to extend the maturity date on each of the promissory notes held to June 30, 2015. All other provisions of the notes remain unchanged and in full force.

In January 2013, the Company borrowed $500,000 from CI II. The promissory note is due on June 30, 2013 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of CI II.

CI II and Greenebaum hold notes in the aggregate principal amount of $11,000,000 and $3,000,000, respectively, as of February 28, 2013, with a weighted average interest rate of 8% per annum.

For 2011, interest on the notes held by CI II and Greenebaum in 2011 amounted to $840,000 and $240,000, respectively. For 2012, interest on the notes held by CI II and Greenebaum in 2012 amounted to $840,000 and $240,000, respectively. During 2011 and 2012, we made no principal or interest payments on the notes. As of February 28, 2013, the aggregate accrued but unpaid interest on all of the notes held by CI II and Greenebaum was $4,484,548 and $1,069,151.

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $5,500,000 and accrued interest of $2,011,178 as of December 31, 2012, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $587,945 as of December 31, 2012, are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

CI II and Greenebaum hold the following common stock warrants as of March 15, 2013:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share
CI II	8,401,385	$1.00
Greenebaum	2,500,000	$1.00

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of McGladrey LLP (“McGladrey”) as our principal accountant to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2012. McGladrey previously performed similar audit and review services for us and Lightning Poker for the years ended December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007.

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

The aggregate fees billed to us by McGladrey in 2012 and in 2011 were $120,295 and $135,000, respectively. All of McGladrey’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

(a)(2) and (c ) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (b ) Exhibits

EXHIBIT NUMBER		EXHIBIT DESCRIPTION
2.1	*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1	*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2	*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
10.1	*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2	*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3	*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4	*	Lightning Poker Warrant for Stock (909,091 shares) issued to The Co-Investment Fund II, L.P. (“CI II”) dated July 25, 2006 (see Exhibit 10.6 to Form 8-K filed January 30, 2008)
10.5	*	Lightning Poker Warrant for Stock (909,091 shares) issued to CI II dated November 8, 2006 (see Exhibit 10.7 to Form 8-K filed January 30, 2008)
10.6	*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.7	*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.8	*	Lightning Poker Amended and Restated Warrant for Stock ($500,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.10 to Form 8-K filed January 30, 2008)
10.9	*	Lightning Poker Amended and Restated Warrant for Stock ($250,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.10 to Form 8-K filed January 30, 2008)
10.10	*	Lightning Poker Warrant for Stock ($2,000,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.12 to Form 8-K filed January 30, 2008)
10.11	*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.12	*	Loan Agreement dated July 27, 2006 by and among PokerMatic, Inc. d/b/a Lightning Poker and CI II (see Exhibit 10.17 to Form 8-K/A filed April 29, 2008)
10.13	*	Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.18 to Form 8-K/A filed April 29,2008)
10.14	*	First Amendment dated April 12, 2007 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.19 to Form 8-K/A filed April 29, 2008)
10.15	*	Loan Agreement dated June 27, 2007 by and among Lightning Poker, CI II, SIG Strategic Investments, LLP (“SIG”) and Stewart J. Greenebaum, LLC (“Greenebaum”) (see Exhibit 10.21 to Form 8-K/A filed April 29, 2008)
10.16	*	Second Amendment dated January 16, 2008 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.20 to Form 8-K/A filed April 29, 2008)
10.17	*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)

10.18	*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.19	*	Loan Agreement dated June 30, 2008 among Lightning Poker, SIG and CI II (see Exhibit 99.1 to Form 8-K filed July 7, 2008)
10.20	*	Promissory Note issued by Lightning Poker to CI II dated June 30, 2008 (see Exhibit 99.2 to Form 8-K filed July 7, 2008)
10.21	*	Warrant for Stock issued by the Company to CI II dated June 30, 2008 (see Exhibit 99.4 to Form 8-K filed July 7, 2008)
10.22	*	Guaranty Agreement by the Company in favor of CI II as the Lenders’ Agent (“Agent”) dated June 30, 2008 (see Exhibit 99.6 to Form 8-K filed July 7, 2008)
10.23	*	Security Agreement between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.7 to Form 8-K filed July 7, 2008)
10.24	*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.8 to Form 8-K filed July 7, 2008)
10.25	*	Intellectual Property Security Agreement for Copyrights and Masked Works between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.9 to Form 8-K filed July 7, 2008)
10.26	*	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.27	*	Agreement with CI II, dated as of December 31, 2008 and entered into on March 26, 2009, to extend the maturity date of promissory notes (see Exhibit 10.1 to Form 10-Q filed May 15, 2009)
10.28	*	Amendment to Loan Agreements, dated September 10, 2009, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed September 15, 2009)
10.29	*	Note and Warrant Purchase Agreement, dated December 11, 2009, among the Company, CI II, Greenebaum and SIG (see Exhibit 99.1 to Form 8-K filed December 15, 2009)
10.30	*	Promissory Note, restated as of June 27, 2007, issued by Lightning Poker to CI II (see Exhibit 99.2 to Form 8-K filed December 15, 2009)
10.31	*	Warrant for Stock (250,000 shares), dated December 11, 2009, issued to CI II (see Exhibit 99.4 to Form 8-K filed December 15, 2009)
10.32	*	Debt Conversion Agreement among the Company, Lightning Poker and Greenebaum, dated February 5, 2010 (see Exhibit 99.1 to Form 8-K filed February 26, 2010)
10.33	*	Loan Agreement among Lightning Poker, CI II and Greenebaum, dated February 22, 2010 (see Exhibit 99.2 to Form 8-K filed February 26, 2010)
10.34	*	Promissory Note issued by Lightning Poker to CI II, dated February 22, 2010 (see Exhibit 99.3 to Form 8-K filed February 26, 2010)
10.35	*	Warrant for Stock ($1,000,000 of shares) issued to CI II, dated February 22, 2010 (see Exhibit 99.5 to Form 8-K filed February 26, 2010)
10.36	*	Guaranty Agreement by the Company in favor of CI II as Agent, dated February 22, 2010 (see Exhibit 99.7 to Form 8-K filed February 26, 2010)
10.37	*	Security Agreement between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.8 to Form 8-K filed February 26, 2010)
10.38	*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.9 to Form 8-K filed February 26, 2010)
10.39	*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.10 to Form 8-K filed February 26, 2010)
10.40	*	Note and Warrant Purchase Agreement among the Company, CI II, Greenebaum and SIG, dated March 19, 2010 (see Exhibit 99.1 to Form 8-K filed March 25, 2010)
10.41	*	Promissory Note issued by Lightning Poker to CI II, restated as of June 30, 2008 (see Exhibit 99.2 to Form 8-K filed March 25, 2010)
10.42	*	Warrant for Stock (250,000 shares) issued to CI II, dated March 19, 2010 (see Exhibit 99.3 to Form 8-K filed March 25, 2010)

10.43	*	First Amendment to Loan Agreement, dated December 31, 2010, between Lightning Poker and Greenebaum (see Exhibit 10.51 to Form 10-K filed April 7, 2011)
10 44	*	Amendment to Loan Agreements, dated December 8, 2010, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed December 13, 2010)
10.45	*	Amendment to Loan Agreements, dated January 10, 2011, between Lightning Poker and Greenebaum (see Exhibit 99.1 to Form 8-K filed January 13, 2011)
10.46	*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.47	*	Loan Agreement between the Company and CI II, dated April 12, 2011 (see Exhibit 99.1 to Form 8-K filed April 15, 2011)
10.48	*	Promissory Note issued by the Company to CI II, dated April 12, 2011 (see Exhibit 99.2 to Form 8-K filed April 15, 2011)
10.49	*	Warrant for Stock issued by the Company to CI II, dated April 12, 2011 (see Exhibit 99.3 to Form 8-K filed April 15, 2011)
10.50	*	Guaranty Agreement by Lightning Poker in favor of CI II, dated April 12, 2011 (see Exhibit 99.4 to Form 8-K filed April 15, 2011)
10.51	*	Security Agreement between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.5 to Form 8-K filed April 15, 2011)
10.52	*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.6 to Form 8-K filed April 15, 2011)
10.53	*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.7 to Form 8-K filed April 15, 2011)
10.54	*	Debt Conversion Agreement among the Company, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.1 to Form 8-K filed June 29, 2011)
10.55	*	Securities Purchase Agreement among the Company, Lightning Poker and Greenebaum, dated June 23, 2011 (see Exhibit 99.2 to Form 8-K filed June 29, 2011)
10.56	*	Omnibus Amendments to Warrants for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011, with respect to Warrants for Stock dated July 25, 2006; November 8, 2006; December 11, 2009; and March 19, 2010 (see Exhibit 99.3 to Form 8-K filed June 29, 2011)
10.57	*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 27, 2007 (see Exhibit 99.4 to Form 8-K filed June 29, 2011)
10.58	*	Amendment No. 1 to Amended and Restated Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $250,000, dated June 27, 2007) (see Exhibit 99.5 to Form 8-K filed June 29, 2011)
10.59	*	Amendment No. 1 to Amended and Restated Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $500,000, dated June 27, 2007) (see Exhibit 99.6 to Form 8-K filed June 29, 2011)
10.60	*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $1,000,000, dated February 22, 2010) (see Exhibit 99.7 to Form 8-K filed June 29, 2011)

10.61	*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 30, 2008) (see Exhibit 99.8 to Form 8-K filed June 29, 2011)
10.62	*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated April 12, 2011) (see Exhibit 99.9 to Form 8-K filed June 29, 2011)
10.63	*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 500,000 shares, previously dated February 22, 2010) (see Exhibit 99.10 to Form 8-K filed June 29, 2011)
10.64	*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated March 19, 2010) (see Exhibit 99.11 to Form 8-K filed June 29, 2011)
10.65	*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated December 11, 2009) (see Exhibit 99.12 to Form 8-K filed June 29, 2011)
10.66	*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (originally authorizing the purchase of $1,000,000 worth of shares at $2.572 per share before adjustments, previously dated June 27, 2007) (see Exhibit 99.13 to Form 8-K filed June 29, 2011)
10.67	*	Warrant for Stock issued to Greenebaum for 1,000,000 shares, dated June 23, 2011 (see Exhibit 99.14 to Form 8-K filed June 29, 2011)
10.68	*	Omnibus Allonge to Promissory Notes among the Company, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.15 to Form 8-K filed June 29, 2011)
10.69	*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated February 22, 2010) (see Exhibit 99.16 to Form 8-K filed June 29, 2011)
10.70	*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated June 30, 2008) (see Exhibit 99.17 to Form 8-K filed June 29, 2011)
10.71	*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated June 27, 2007) (see Exhibit 99.18 to Form 8-K filed June 29, 2011)
10.72	*	Investor Rights Agreement among the Company, CI II and Greenebaum, dated June 23, 2011 (see Exhibit 99.19 to Form 8-K filed June 29, 2011)
10.73	*	Securities Purchase Agreement among the Company, Lightning Poker and CI II, dated January 17, 2012 (see Exhibit 99.1 to Form 8-K filed January 23, 2012)
10.74	*	Warrant for Stock (1,000,000 shares) issued by the Company to CI II, dated January 17, 2012 (see Exhibit 99.2 to Form 8-K filed January 23, 2012)
10.75	*	Securities Purchase Agreement among the Company, Lightning Poker and CI II, dated July 6, 2012 (see Exhibit 99.1 to Form 8-K filed July 16, 2012)
10.76	*	Warrant for Stock (1,000,000 shares) issued by the Company to CI II, dated July 6, 2012 (see Exhibit 99.2 to Form 8-K filed July 16, 2012)

21.1	*	List of subsidiaries (see Exhibit 21.1 to Form 10-K filed April 7, 2011)
23.1		Consent of McGladrey LLP
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	**	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	Chief Executive Officer, Director	March 29, 2013
Brian Haveson	(Principal Executive Officer)

/s/ Brian Haveson	Chief Financial Officer	March 29, 2013
Brian Haveson	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 29, 2013
Donald Caldwell

/s/ Fredrick C. Tecce	Director	March 29, 2013
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2012 and 2011
	Balance at Beginning of period	Additions Charges to Costs and Expenses	Deductions Writeoffs	Balance at End of Period
Year ended December 31, 2011

Allowance for deferred taxes	$7,254,000	$1,719,000	-	$8,973,000

Allowance for doubtful accounts	$229,162	$-	$58,102	$171,060

Year ended December 31, 2012

Allowance for deferred taxes	$8,973,000	$957,000	$-	$9,930,000

Allowance for doubtful accounts	$171,060	$-	$163,806	$7,254

