Form 10-Q
period 2013-03-31
Lightning Gaming, Inc.
filed 2013-05-13
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of April 30, 2013; 4,500,000 Series A Nonvoting Capital Stock shares as of April 30, 2013

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
Assets
Current Assets
Cash	$292,593	$187,782
Accounts receivable, net	378,708	201,321
Inventory	93,214	138,370
Prepaid expenses	108,016	33,843
Total Current Assets	872,531	561,316

Property, Plant and Equipment, net	904,012	977,365

Other Assets	8,832	8,832
License fees, net of accumulated amortization	370,952	289,760

Total Assets	$2,156,327	$1,837,273

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$289,568	$342,773
Accrued expenses	341,560	318,797
Total Current Liabilities	631,128	661,570

Long Term Debt and Other Liabilities
Long term notes payable	13,973,864	13,445,487
Interest payable and other liabilities	5,646,784	5,370,099
Other long term liabilities	60,283	66,403
Fair value of warrants and convertible feature of long term debt	35,154	35,154
Total Long Term Debt and Other Liabilities	19,716,085	18,917,143

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding at March 31, 2013 and December 31, 2012	4,661	4,661

Additional paid in capital	7,620,913	7,616,936
Accumulated deficit	(25,813,149)	(25,359,726)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(18,190,886)	(17,741,440)

Total Liabilities and Stockholders’ Deficit	$2,156,327	$1,837,273

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)
Revenues
License and service fees	$816,624	$507,973
Sales of gaming products and parts	68,000	—
Total revenues	884,624	507,973

Costs and operating expenses
Cost of products sold	32,528	—
Operating expenses	254,976	187,069
Research and development	107,852	205,126
Selling, general and administrative expenses	423,868	344,089
Depreciation and amortization	213,762	223,960
Total costs and operating expenses	1,032,986	960,244

Operating loss	(148,362)	(452,271)

Non-operating income (expense)
Net interest expense	(305,062)	(298,966)
Change in value of warrants	—	59,221
Net loss	$(453,424)	$(692,016)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.05)	$(0.09)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	3,333,333
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

	March 31, 2013 (unaudited)	March 31, 2012 (unaudited)

Net Cash Used in Operating Activities	$(218,434)	$(346,071)

Cash Flows From Investing Activities
Purchase of equipment	(101,256)	(158,137)
Proceeds from sale of fixed assets	68,000	—
Increase in license fees	(143,499)	(480,000)

Net Cash Used in Investing Activities	(176,755)	(638,137)

Cash Flows From Financing Activities
Net Proceeds from issuance of Notes	500,000	—
Net Proceeds from issuance of Series A Nonvoting Capital Stock	—	968,514

Net Cash Provided By Financing Activities	500,000	968,514

Net Increase (Decrease) in Cash	104,811	(15,694)

Cash - Beginning of period	187,782	252,509

Cash - End of period	$292,593	$236,815

Supplemental Disclosure of Non-Cash Financing Activities:

Inventory transferred to fixed assets	$12,751	$89,266
Issuance of capital stock warrants in connection with Series A Nonvoting capital stock	$—	$11,928

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2013

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

On January 29, 2008, Lightning Gaming, Inc. (formerly known as Red Pearl Acquisition Corp.) (the “Company”), completed a merger (the “Merger”) with Lightning Poker, Inc. (“Lightning Poker”). As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market a fully automated, proprietary electronic poker table (the “Poker Table”) to commercial and tribal casinos, card clubs, and other gaming and lottery venues. Lightning Poker’s Poker Table is designed to improve economics for casino operators while improving overall player experience.

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video gaming machines to customers in various gaming jurisdictions. The current slot machine products are (i) SCRABBLE Bonus, (ii) SCRABBLE Gems, (iii) Popeye, (iii) Popeye’s Bonus Voyage, (iv) Speed Racer, (v) Blondie’s Penny Bonanza, (vi) Beetle Bailey, (vii) Penny Palooza, (viii) Vampires Fortune, (ix) Swamp Fever, and (x) Pink Panther.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker, Lightning Slot Machines, LLC and Lightning Products, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 29, 2013 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2012 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs. In January 2013, we borrowed $500,000 from a related party. The note is due on June 30, 2014 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Based on our cash flow projections and anticipated revenues, we believe we may require additional capital to support our operations during 2013. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

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

The allowance for doubtful accounts at March 31, 2013 and December 31, 2012 was $7,254.

Recent Accounting Pronouncements

In November 2011, the FASB issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for our reporting periods beginning on or after January 1, 2013 and did not have a material impact on our financial statements.

Reclassifications: Certain amounts in the 2012 financial statements have been reclassified to conform with the 2013 presentation.

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2013	December 31, 2012
Finished products	$2,696	$15,447
Raw materials and work in process	90,518	122,923
Inventory	$93,214	$138,370

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012
Equipment, principally gaming equipment under lease	$3,227,113	$3,180,522
Delivery truck	28,140	28,140
Furniture and fixtures	75,177	75,177
Leasehold improvements	91,794	91,794
Property and equipment	3,422,224	3,375,633
Less accumulated depreciation	(2,518,212)	(2,398,268)
Property and equipment, net	$904,012	$977,365

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.  License Fees

License fees consist of the following:

	March 31, 2013	December 31, 2012
Purchased licenses, software and other	$608,449	$502,450
Less accumulated amortization	(237,497)	(212,690)
Intangible assets, net	$370,952	$289,760

The software licenses acquired in 2012 and 2009 are being amortized over 3 years.

Note 5.  Debt

Notes payable consists of the following:

	Warrants	March 31, 2013	December 31, 2012

The Co-Investment Fund II, L.P. (a)	8,401,385	$11,000,000	$10,500,000
Stewart J. Greenebaum, LLC (b)	2,500,000	3,000,000	3,000,000
Total notes payable		14,000,000	13,500,000
Less: unamortized debt discount		(26,136)	(54,513)
Notes payable, long term		$13,973,864	$13,445,487

(a)

Notes payable at 8% interest; $500,000 due June 30, 2014, $10,500,000 due June 30, 2015. Warrants to purchase shares of common stock at an exercise price of $1.00 per share: 6,401,385 warrants through April 12, 2016; 1,000,000 warrants through January 17, 2017; and 1,000,000 warrants through July 6, 2017

(b)	Notes payable at 8% interest due June 30, 2015. Warrants to purchase shares of common stock at an exercise price of $1.00 per share through April 12, 2016.

See Note 7, Stockholders’ Deficit, and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

In January 2013, the Company borrowed $500,000 from The Co-Investment Fund II, L.P. (“CI II”). The promissory note is due on June 30, 2014 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the holder.

As of March 31, 2013, the lenders hold warrants to purchase up to 10,901,385 shares of common stock. The purchase price is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. Expense recognized for each of the three months ended March 31, 2013 and 2012 related to these warrants was $23,853 and was included in interest expense. Expense recognized for each of the three months ended March 31, 2013 and 2012 related to the debt conversion right was $4,524 and was included in interest expense.

Substantially all of the Company’s assets are pledged as collateral on debt.

Certain notes in the amount of $8,000,000 and related accrued interest of $2,755,808 at March 31, 2013 are convertible at the discretion of the note holder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices. The lease was effective in January 2010 and is for a term of sixty seven months. Rental expense under this lease for the three months ended March 31, 2013 and 2012 was $27,285 and ($23,208), respectively.

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

In October 2009, the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brand POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan. The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to December 2013.

In March 2010, the Company entered into a license agreement with Speed Racer Enterprises, Inc. to use the Speed Racer brand and related family of characters in gaming devices distributed worldwide excluding Japan. The initial term of the agreement is five years commencing May 1, 2010 with the Company’s right to extend the agreement for one additional three-year term if certain performance standards are met.

In June 2011, the Company entered into an exclusive license agreement with MGM/Brandegenuity, LLC to use the images of the Pink Panther and related family of characters in gaming devices distributed in the United States and Canada. The initial term of the agreement was for three years with the Company’s right to extend the agreement for an additional five years upon payment of minimum royalties.

In December 2011, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Beetle Bailey and related family of characters in gaming devices distributed worldwide. The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties.

In March 2013, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Hagar the Horrible and related family of characters in gaming devices distributed worldwide. The initial term of the agreement will be from April 1, 2013 to June 30, 2015. The Company will have the right to extend the agreement for eight additional one-year terms upon payment of minimum royalties.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

At March 31, 2013, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments

Total royalty and license fee commitments	$1,038,312
Advances made	(1,010,562)
Potential future payments	$27,750

As of March 31, 2013 the Company estimates that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
Year Ending December 31, 2013	$$27,750

Note 7.  Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants, and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2012, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date. At both March 31, 2013 and December 31, 2012, 1,856,000 options to purchase shares had been granted to certain directors, officers, employees and a consultant of the Company and were still outstanding.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

A summary of option transactions in 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,856,000	$1.35
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding at March 31, 2013	1,856,000	$1.35
Options available for grant under the Stock Plan at March 31, 2013	644,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Options (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the three months ended March 31, 2013 and 2012.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

Compensation expense related to stock options for the three months ended March 31, 2013 and March 31, 2012 was $3,977 and $11,973, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2013:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,856,000	2.4	$1.35	-	1,586,000	2.0	$1.46	-

The following table summarizes information with respect to stock options outstanding at December 31, 2012:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,856,000	2.5	$1.35	-	1,586,000	2.1	$1.46	-

As of March 31, 2013, there was approximately $19,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table is a summary of the Company’s warrant activity for the three months ended March 31, 2013:

Weighted
	Warrants	Average
	Outstanding	Exercise Price

Outstanding at December 31, 2012	10,901,385	$1.00
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding at March 31, 2013	10,901,385	$1.00

The following table summarizes information with respect to warrants outstanding at March 31, 2013:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
10,901,385	3.3	$1.00	-	10,901,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2012:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
10,901,385	3.5	$1.00	-	10,901,385	$1.00	-

For the three months ended March 31, 2013, the weighted average fair value per share of each warrant was $.01.

The fair value of each warrant is estimated using the Binomial pricing model, with the following assumptions for the three months ended March 31, 2013:

2013

Weighted average volatility	43.2%
Expected dividend yield	-
Expected term (in years)	3.3
Weighted average risk free interest rate	.4%

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants (Continued)

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2012	$—	$35,154
Fair value of warrants issued in 2013	—	—
Net change in fair value	—	—
Balance March 31, 2013	$—	$35,154

Note 8.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2013, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $17,500,000, which expire at various times through 2033. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 9.  Related Party Transactions

In January 2013, the Company borrowed $500,000 from The Co-Investment Fund, II, L.P. (“CI II”). The promissory note is due on June 30, 2014 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of CI II.

In December 2012, CI II and Stewart J. Greenebaum, LLC (“Greenebaum”) agreed to extend the maturity date on each of the promissory notes held to June 30, 2015. All other provisions of the notes remain unchanged and in full force.

In January 2012, and in an identical transaction in July 2012, the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000 to CI II and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments).

During the three months ended March 31, 2013 and 2012 interest expense on all of the loans from CI II and Greenebaum described above amounted to $276,685 and $270,000, respectively. During 2013 and 2012 the Company made no principal or interest payments on those loans.

At March 31, 2013, included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $6,000,000 and accrued interest of $2,127,863, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also at March 31, 2013, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $627,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9. Related Party (Continued)

CI II and Greenebaum hold the following warrants as of March 31, 2013:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share

CI II	8,401,385	$1.00
Greenebaum	2,500,000	$1.00

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 27% of its revenue from its top three customers for the three months ended March 31, 2013 and 18% of its revenue from its top three customers for the three months ended March 31, 2012.

Note 11. Subsequent Events

On May 6, 2013, the Company borrowed $500,000 from The Co-Investment Fund, II, L.P. (“CI II”) under the form of a promissory note. The note is due on June 30, 2014 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of CI II.

In addition and on the same date, CI II agreed to extend the maturity date of the note dated January 30, 2013 to June 30, 2014. All other terms and conditions set forth in or referred to in the note remain unchanged.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance our long-term debt that will become due June 30, 2015, and may also adversely affect the ability of our customers to purchase our product and services; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

The information contained in this section has been derived from our financial statements and should be read together with the financial statements and related notes contained elsewhere in this report.

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are (i) SCRABBLE Gems, (ii) SCRABBLE Bonus, (iii) Popeye, (iv) Popeye’s Bonus Voyage, (v) Blondie’s Penny Bonanza, (vi) Pink Panther, (vii) Beetle Bailey, (viii) Penny Palooza, (ix) Swamp Fever, and (x) Vampires Fortune. When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

Our Poker Table is designed to increase revenue and security while helping to reduce the labor costs associated with poker play. Our Poker Table achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per-hand fee collected by the operator commensurately. The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cashless accounting system. The newer version allows for cash management at the Poker Table.

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 178 slot machines out on lease or revenue share in 47 different casinos and cruise ships. As of April 30, 2013, we have sold or leased 60 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in Alberta and British Columbia in Canada and Arizona, California, Connecticut, Florida, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, New Jersey, New Mexico, Oklahoma, and Pennsylvania in the United States.

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $453,424 in the three months ended March 31, 2013.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2013 were $885,000 compared to $508,000 for the comparable prior year period. The increase in revenues was principally due to the increase in revenues from the placement of our slot machines.

Sales of gaming products and parts increased by $68,000 (100%) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, due to the sale of slot machines.

License and service fees increased by $309,000 (61%) to $817,000 for the three months ended March 31, 2013 as compared to $508,000 for the three months ended March 31, 2012 due to the placement of additional slot machines in casinos and the receipt of lease settlements on poker table leases.

Cost of Products Sold

For the three months ended March 31, 2013, cost of products sold increased $33,000 (100%) as compared to the three months ended Mach 31, 2012 due to the sale of slot machines. Gross margin on the slot machine sales was 52% for the three months ended March 31, 2013.

Operating Expenses

Operating expenses increased by $68,000 to $255,000 for the three months ended March 31, 2013, from $187,000 for the three months ended March 31, 2012. This increase was the result of an adjustment made in the first quarter of 2012 to record the rent abatement associated with the building lease which resulted in a reduction in rent expense as well as commission and legal costs associated with poker table lease revenue settlements made during the first quarter of 2013.

Research and Development Expenses

Research and development expenses decreased by $97,000 to $108,000 for the three months ended March 31, 2013, from $205,000 for the three months ended March 31, 2012. Research and development expenses are primarily related to the development of new gaming equipment themes and technology. Research and development expenses have decreased as more gaming products are brought to market and are being replaced by those relating to the sales and operating processes. In addition, the Company is currently utilizing cloned technology in its gaming equipment that has significantly reduced the costs associated with bringing a product to market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $80,000 to $424,000 for the three months ended March 31, 2013, from $344,000 for the three months ended March 31, 2012.  This increase was primarily due to higher compliance, regulatory and lab costs and the increase in marketing staff.

Depreciation and Amortization

Depreciation and amortization decreased by $10,000 to $214,000 for the three months ended March 31, 2013 from $224,000 for the three months ended March 31, 2012. This decrease was primarily related to lower license fee amortization relating to the Hasbro brand.

Net Interest Expense

Net interest expense increased by $6,000 to $305,000 for the three months ended March 31, 2013 from $299,000 for the three months ended March 31, 2012 from the additional loan issued in January 2013.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2013	2012	Change
Net cash used in operating activities	$(218,434)	$(346,071)	$127,637
Net cash used in investing activities	(176,755)	(638,137)	461,382
Net cash provided by financing activities	500,000	968,514	(468,514)
Net increase (decrease) in cash	104,811	(15,694)	$120,505
Cash, beginning of year	187,782	252,509
Cash, end of period	$292,593	$236,815

For the three months ended March 31, 2013, net cash used in operating activities decreased $128,000 (37%) to $ 218,000 as compared to $346,000 for the three months ended March 31, 2012. The decrease in the use of cash for operating activities was primarily due to the increase in license fee revenues.

Net cash used in investing activities decreased $ 461,000 to $177,000 for the three months ended March 31, 2013 from $638,000 for the three months ended March 31, 2012. Cash used in investing activities is primarily the function of the net investment in property, plant and equipment, principally slot machines used in our operations, and software and brand licenses.

Net cash provided by financing activities was $500,000 for the three months ended March 31, 2013, a decrease of $469,000 from the $969,000 for the three months ended March 31, 2012. Cash provided from financing activities consisted of net proceeds from the issuance of a note payable in 2013 and net cash proceeds from the sale of 1,000,000 shares of Nonvoting Stock in 2012.

In January 2013, the Company borrowed $500,000 from CI II. The promissory note is due on June 30, 2014 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of CI II.

In January 2012, the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000 to CI II and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments). The aggregate fair market value of the warrants at the time of issuance was $11,928.

Operations and Liquidity Management

For the three months ended March 31, 2013, we incurred a net loss of $453,424 and used $218,434 of cash in operating activities. At March 31, 2013, our cash balance was $292,593. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, card clubs and cruise ships.

Our current gross cash requirements are between approximately $225,000 to $250,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we will require additional capital or financing to support our operations during our 2013 fiscal year. We have received assurance from a major stockholder to support our operations through June 30, 2014 should such support become necessary.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations(1)	$19,647,096	$—	$19,647,096	$—	$—
Operating lease obligations(2)	255,503	108,142	147,361	—	—
Royalty and license fees obligations(3)	27,750	27,750	—	—
Other long-term liabilities	—	—	—	—	—
Total	$19,930,349	$135,892	$19,794,457	$—	$—

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses.

Off-Balance Sheet Arrangements

As of March 31, 2013, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, and have had net operating losses and negative cash flows from operations since the Company’s inception, and the Company expects these conditions to continue for the foreseeable future. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos, card clubs and cruise ships. Based on the Company’s cash flow projections and anticipated revenues, the Company believes it will require additional capital or financing to support its operations during 2013. The Company has received assurance from a major stockholder to support its operations through June 30, 2014 should such support become necessary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2013, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 1A. Risk Factors

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2013, we borrowed $500,000, at an interest rate of 8% per annum, and issued a promissory note to The Co-Investment Fund II, L.P. (“CI II”). All principal and accrued interest under the note are payable on the June 30, 2014 maturity date, subject to conversion and acceleration provisions. The proceeds of the note were used for working capital purposes.

The entire balance of principal and accrued interest under the note can, at the discretion of CI II, be converted into shares of existing Nonvoting Stock at a price of $1.00 per share, or, upon consent of both parties, to a new debt or equity instrument that may be created in the future.

The note was issued without registration under the Securities Act pursuant to the exemption from registration in Section 4(2) of the Securities Act.

Item 3.   Defaults upon Senior Securities.

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

Date: May 13, 2013	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

