Form 10-Q
period 2013-06-30
Lightning Gaming, Inc.
filed 2013-07-31
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of July 31, 2013; 4,500,000 Series A Nonvoting Capital Stock shares as of July 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

1	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012;
3	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012;
4	Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current Assets
Cash	$750,460	$187,782
Accounts receivable, net	254,979	201,321
Inventory	90,571	138,370
Prepaid expenses	133,592	33,843
Total Current Assets	1,229,602	561,316

Property, Plant and Equipment, net	858,077	977,365

License Fees, Net of Accumulated Amortization	317,622	289,760
Other Assets	8,832	8,832

Total Assets	$2,414,133	$1,837,273

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$324,796	$342,773
Accrued expenses	271,654	318,797
Current portion of long term notes payable	1,000,000	—
Interest payable	22,795	—
Total Current Liabilities	1,619,245	661,570

Long Term Debt and Other Liabilities
Long term notes payable	13,500,000	13,445,487
Interest payable and other liabilities	5,910,099	5,370,099
Other long term liabilities	54,164	66,403
Fair value of warrants and convertible feature of long term debt	35,154	35,154
Total Long Term Debt and Other Liabilities	19,499,417	18,917,143

Commitments

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding at June 30, 2013 and December 31, 2012	4,661	4,661

Additional paid in capital	7,624,889	7,616,936
Accumulated deficit	(26,330,768)	(25,359,726)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(18,704,529)	(17,741,440)

Total Liabilities and Stockholders’ Deficit	$2,414,133	$1,837,273

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2013 and 2012

	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Revenues
License and service fees	$724,929	$503,569
Sales of gaming products and parts	60,000	49,080
Total revenues	784,929	552,649

Costs and operating expenses
Cost of products sold	20,999	(311,450)
Operating expenses	181,071	63,975
Research and development	103,496	116,938
Selling, general and administrative expenses	463,701	330,696
Depreciation and amortization	221,035	219,360
Total costs and operating expenses	990,302	419,519

Operating income (loss)	(205,373)	133,130

Non-operating income (expense)
Net interest expense	(312,246)	(299,235)
Other expense	—	(598)
Net loss	$(517,619)	$(166,703)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.06)	$(0.02)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	3,500,000
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2013 and 2012

	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)
Revenues
License and service fees	$1,541,553	$1,011,542
Sales of gaming products and parts	128,000	46,853
Total revenues	1,669,553	1,058,395

Costs and operating expenses
Cost of products sold	53,528	(310,363)
Operating expenses	436,047	178,200
Research and development	211,348	322,060
Selling, general and administrative expenses	887,568	744,317
Depreciation and amortization	434,796	443,321
Total costs and operating expenses	2,023,287	1,377,535

Operating loss	(353,734)	(319,140)

Non-operating income (expense)
Net interest expense	(617,308)	(598,201)
Other expense	—	(598)
Change in value of warrants	—	59,221
Net loss	$(971,042)	$(858,718)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.11)	$(0.11)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	3,416,667
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2013 and 2012

	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)

Net Cash Used in Operating Activities	$(177,798)	$(514,088)

Cash Flows From Investing Activities
Purchase of equipment	(235,047)	(230,295)
Proceeds from sale of fixed assets	128,000	—
Increase in license fees	(152,477)	(459,325)

Net Cash Used in Investing Activities	(259,524)	(689,620)

Cash Flows From Financing Activities
Net proceeds from issuance of Notes	1,000,000	—
Net proceeds from issuance of Series A Nonvoting Capital Stock	—	968,558

Net Cash Provided By Financing Activities	1,000,000	968,558

Net Increase (Decrease) in Cash	562,678	(235,150)

Cash - Beginning of period	187,782	252,509

Cash - End of period	$750,460	$17,359

Supplemental Disclosure of Non-Cash Financing Activities:

Inventory transferred to fixed assets	$12,751	$89,266
Issuance of capital stock warrants in connection with Series A Nonvoting capital stock	$—	$11,928

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2013

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

On January 29, 2008, Lightning Gaming, Inc. (formerly known as Red Pearl Acquisition Corp.) (the “Company” or “we”) completed a merger (the "Merger") with Lightning Poker, Inc. (“Lightning Poker”). As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market a fully automated, proprietary electronic Poker Table (the “Poker Table”) to commercial and tribal casinos, card clubs, other gaming and lottery venues, bars and restaurants and the home market. Lightning Poker’s Poker Table is designed to improve economics for casino operators while improving overall player experience.

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video gaming machines to customers in various gaming jurisdictions. The current slot machine products are (i) SCRABBLE Bonus, (ii) SCRABBLE Gems, (iii) Popeye, (iv) Popeye’s Bonus Voyage, (v) Pink Panther, (vi) Blondie’s Penny Bonanza, (vii) Beetle Bailey, (viii) Penny Palooza, (ix) Vampires Fortune, and (x) Swamp Fever.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker, Lightning Slot Machines, LLC and Lightning Products, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim consolidated condensed financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 29, 2013 (“Form 10-K”). The accompanying financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2012 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs. In both January and May 2013, we borrowed $500,000 on each occurrence from a related party. The notes are due on June 30, 2014 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Based on our cash flow projections and anticipated revenues, we believe we have sufficient capital to support our operations during 2013. If the Company needs additional funding, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.   Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation: (Continued)

The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have received assurance from a major stockholder to support our operations through June 30, 2015 should such support become necessary.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at June 30, 2013 and December 31, 2012 was $7,254.

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

Reclassifications: Certain amounts in the 2012 financial statements have been reclassified to conform with the 2013 presentation.

Note 2.   Inventory

Inventory consists of the following:

	June 30, 2013	December 31, 2012
Finished products	$2,696	$15,447
Raw materials and work in process	87,875	122,923
Inventory	$90,571	$138,370

Note 3.   Property and Equipment

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012
Equipment, principally gaming equipment under lease	$3,317,992	$3,180,522
Delivery truck	28,140	28,140
Furniture and fixtures	75,177	75,177
Leasehold improvements	91,794	91,794
Property and equipment	3,513,103	3,375,633
Less accumulated depreciation	(2,655,026)	(2,398,268)
Property and equipment, net	$858,077	$977,365

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.   License Fees

License fees consist of the following:

	June 30, 2013	December 31, 2012
Purchased licenses, software and other	$579,927	$502,450
Less accumulated amortization	(262,305)	(212,690)
Intangible assets, net	$317,622	$289,760

The software licenses acquired in 2012 are being amortized over 3 years.

Note 5.   Debt

Notes payable consists of the following:

	Warrants	June 30, 2013	December 31, 2012
The Co-Investment Fund II, L.P. (a)	8,401,385	$11,500,000	$10,500,000
Stewart J. Greenebaum, LLC (b)	2,500,000	3,000,000	3,000,000
Total notes payable		14,500,000	13,500,000
Less: unamortized debt discount		—	(54,513)
Notes payable		14,500,000	13,445,487
Less amounts classified as current		(1,000,000)	—
Notes payable, long-term		$13,500,000	$13,445,487

(a)

 Notes payable at 8% interest; $1,000,000 due June 30, 2014, $10,500,000 due June 30, 2015. Warrants to purchase shares of common stock at an exercise price of $1.00 per share: 6,401,385 warrants through April 12, 2016; 1,000,000 warrants through January 17, 2017; and 1,000,000 warrants through July 6, 2017.

(b)	Notes payable at 8% interest due June 30, 2015. Warrants to purchase shares of common stock at an exercise price of $1.00 per share through April 12, 2016.

See Note 7, Stockholders’ Deficit, and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

In January 2013 and May 2013, the Company borrowed $500,000 on each occurrence from The Co-Investment Fund II, L.P. (“CI II”). The promissory notes are due on June 30, 2014 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the holder.

As of June 30, 2013, the lenders hold warrants to purchase up to 10,901,385 shares of common. The purchase price is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. Expense recognized for the three months ended June 30, 2013 and 2012 related to these warrants was $21,614 and $23,853, respectively, and was included in interest expense. The expense was $45,467 and $47,706 for the six months ended June 30, 2013 and 2012, respectively, with respect to the warrants and included in interest. Expense for the three months ended June 30, 2013 and 2012 recognized related to the debt conversion right and included in interest expense was $4,522 and $4,524, respectively. The expense related to the debt conversion right and included in interest expense for the six months ended June 30, 2013 and 2012 was $9,046 and $9,048, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5. Debt (Continued)

Substantially all of the Company’s assets are pledged as collateral on debt.

Certain notes in the amount of $8,500,000 and related accrued interest of $2,921,918 at June 30, 2013 are convertible at the discretion of the note holder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices. The lease was effective in January 2010 and is for a term of sixty-seven months. Rental expense under this lease for the three months ended June 30, 2013 and 2012 was $34,948 and $24,808, respectively. Rental expense under this lease was $62,234 and $1,600 for the six months ended June 30, 2013 and 2012, respectively.

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

In October 2009 the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brand POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan. The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one- year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to December 2013. In April 2013, the Company was granted the right to sublicense the POPEYE brand for distribution to bar and salon customers only in Spain for the remainder of the renewal term.

In March 2010 the Company entered into a license agreement with Speed Racer Enterprises, Inc. to use the Speed Racer brand and related family of characters in gaming devices distributed worldwide excluding Japan. The initial term of the agreement is five years commencing May 1, 2010 with the Company’s right to extend the agreement for one additional three-year term if certain performance standards are met. During 2013, the Company discontinued the use of the Speed Racer brand and related family of characters in its gaming devices.

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

In March 2013, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Hagar the Horrible and related family of characters in gaming devices distributed worldwide. The initial term of the agreement runs from April 1, 2013 to June 30, 2015. The Company will have the right to extend the agreement for eight additional one-year terms upon payment of minimum royalties.

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

At June 30, 2013, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$1,038,312
Advances made	(1,034,562)
Potential future payments	$3,750

As of June 30, 2013, the Company estimates that potential future royalty payments in each calendar year will be as follows:

Minimum Commitments
Year Ending December 31, 2013	$3,750

Note 7.   Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at June 30, 2013, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date. At June 30, 2013 and December 31, 2012, respectively, 1,548,000 and 1,856,000 options to purchase shares had been granted to certain directors, officers, employees and a consultant of the Company and were still outstanding. Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Stock Options (Continued)

A summary of option transactions in 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,856,000	$1.35
Options granted	—	—
Options exercised	—	—
Options cancelled	(308,000)	1.03
Options outstanding at June 30, 2013	1,548,000	$1.41
Options available for grant under the Stock Plan at June 30, 2013	952,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the six months ended June 30, 2013 and 2012.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

Compensation expense related to stock options for the three months ended June 30, 2013 and June 30, 2012 was $3,977 and $0, respectively. For the six months ended June 30, 2013 and 2012, compensation expense related to stock options was $7,954 and $11,972, respectively.

The following table summarizes information with respect to stock options outstanding at June 30, 2013:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,548,000	2.7	$1.41	-	1,387,000	2.4	$1.47	-

The following table summarizes information with respect to stock options outstanding at December 31, 2012:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,856,000	2.5	$1.35	-	1,586,000	2.1	$1.46	-

As of June 30, 2013, there was approximately $16,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of 1.3 years.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants:  In accordance with the loans obtained by the Company, the lenders hold warrants to purchase 10,901,385 shares of the Company’s common stock at a price of $1.00 per share, expiring from April 2016 through July 2017. The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements. The Company accounts for the value of these warrants at the time of issuance using a Binomial Pricing Model.

The following table is a summary of the Company’s warrant activity for the six months ended June 30, 2013:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2012	10,901,385	$1.00
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding at June 30, 2013	10,901,385	$1.00

The following table summarizes information with respect to warrants outstanding at June 30, 2013:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
10,901,385	3.0	$1.00	-	10,901,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2012:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
10,901,385	3.5	$1.00	-	10,901,385	$1.00	-

The fair value of each warrant is estimated using the Binomial pricing model, with the following assumptions for the three months ended June 30, 2013:

2013

Weighted average volatility	42.3%
Expected dividend yield	-
Expected term (in years)	3.0
Weighted average risk free interest rate	.8%

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.   Stockholders’ Deficit (Continued)

Warrants (Continued)

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value of Warrants
Balance December 31, 2012	$35,154
Net change in fair value	—
Balance June 30, 2013	$35,154

Note 8.   Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of June 30, 2013, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $17,705,000 which expire at various times through 2033. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 9.  Related Party Transactions

In May 2013, the Company borrowed $500,000 from The Co-Investment Fund, II, L.P. (“CI II”). The promissory note is due on June 30, 2014 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of CI II.

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

During the three months ended June 30, 2013 and 2012, interest on all of the loans from CI II and Greenebaum described above amounted to $286,110 and $270,000, respectively. Interest on the loans from CI II and Greenebaum was $562,795 and $540,000 for the six months ended June 30, 2013 and 2012, respectively. During 2013 and 2012 the Company made no principal or interest payments on those loans.

At June 30, 2013, included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $6,500,000 and accrued interest of $2,253,973, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also at June 30, 2013, notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $667,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.   Related Party Transactions (Continued)

CI II and Greenebaum hold the following warrants as of June 30, 2013:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share

CI II	8,401,385	$1.00
Greenebaum	2,500,000	$1.00

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 18% of its revenue from its top three customers for the six months ended June 30, 2013 and 16% of its revenue from its top three customers for the six months ended June 30, 2012.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report.  In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance our long-term debt that will become due in 2014 and 2015, and may also adversely affect the ability of our customers to purchase our product and services; interest rates;

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are (i) SCRABBLE Bonus, (ii) SCRABBLE Gems, (iii) Popeye, (iv) Popeye’s Bonus Voyage, (v) Pink Panther, (vi) Blondie’s Penny Bonanza, (vii) Beetle Bailey, (viii) Penny Palooza, (ix) Vampires Fortune, and (x) Swamp Fever. When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

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

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 190 slot machines out on lease or revenue share in 53 different casinos. As of July 31, 2013, we have sold or leased 60 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in Alberta and British Columbia in Canada and Arizona, California, Connecticut, Florida, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, New Jersey, New Mexico, Oklahoma, and Pennsylvania in the United States.

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $971,042 in the six months ended June 30, 2013.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2013 were $785,000 compared to $553,000 for the comparable prior year period. The increase in total revenues of $232,000 was principally due to the increase in revenues from the placement of our slot machines. Sales of gaming products increased by $11,000 (22%) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, principally due to the sale of installed slot machines to a casino during the quarter.

License and service fees increased by $221,000 (44%) to $725,000 for the three months ended June 30, 2013 as compared to $505,000 for the three months ended June 30, 2012 due to the placement of additional slot machines in casinos and the receipt of lease settlements on Poker Table leases.

Cost of Products Sold

For the three months ended June 30, 2013, cost of products sold increased $332,000 to $21,000 from ($311,000) for the three months ended June 30, 2012. This increase was primarily a result of the effect of a $310,000 reversal of previously accrued site license fees resulting from a favorable arbitration claim settlement with a license supplier for our Poker Tables that occurred in May 2012, coupled with the costs of slot machines sold during the current quarter.

Operating Expenses

Operating expenses increased by $117,000 to $181,000 for the three months ended June 30, 2013, from $64,000 for the three months ended June 30, 2012. This increase was primarily the result of the reversal of inventory and various other costs previously accrued relating to our Poker Table business that occurred in 2012.

Research and Development Expenses

Research and development expenses decreased by $13,000 to $104,000 for the three months ended June 30, 2013, from $117,000 for the three months ended June 30, 2012. Research and development expenses are related to the development of gaming equipment and new slot machine themes which occurred primarily in 2011 and started decreasing to a steady level during the first and second quarters of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $133,000 to $464,000 for the three months ended June 30, 2013, from $331,000 for the three months ended June 30, 2012. This increase was due to increased regulatory fees and compliance costs associated with new jurisdictions and product themes as well as the addition of two sales people.

Depreciation and Amortization

Depreciation and amortization increased by $2,000 to $221,000 for the three months ended June 30, 2013 from $219,000 for the three months ended June 30, 2012. This increase was primarily related to the placement of additional slot machines in casinos offset by the decrease realized from assets placed in prior years that are now fully depreciated.

Net Interest Expense

Net interest expense increased by $13,000 to $312,000 for the three months ended June 30, 2013 from $299,000 for the three months ended June 30, 2012 as a result of the issuance of two notes payable during 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

The Company’s revenues for the six months ended June 30, 2013 were $1,670,000 compared to $1,058,000 for the comparable prior year period. The increase in revenues was primarily due the increase in license fees earned attributable to the placement of our slot machines during the year.

Cost of Products Sold

For the six months ended June 30, 2013, cost of products sold increased $364,000 to $54,000 from ($310,000) for the six months ended June 30, 2012. This increase was primarily due to the reversal of previous years’ accrued site license fees from a favorable arbitration claim settlement with a software license supplier for our Poker Tables that occurred in May 2012.

Operating Expenses

Operating expenses increased $258,000 to $436,000 for the six months ended June 30, 2013, from $178,000 for the six months ended June 30, 2012. This increase was the result of the reversal of inventory and various other costs previously accrued relating to our Poker Table business that occurred in 2012 in addition to an increase in placement costs of slot machines into casinos.

Research and Development Expenses

Research and development expenses decreased by $111,000 to $211,000 for the six months ended June 30, 2013, from $322,000 for the six months ended June 30, 2012. Research and development expenses are related to the development of gaming equipment and new slot machine themes which occurred primarily in during 2011 and started decreasing to a steady level during the first and second quarters of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $144,000 to $888,000 for the six months ended June 30, 2013, from $744,000 for the six months ended June 30, 2012. This increase was primarily the result of added marketing staff costs, and regulatory, compliance and maintenance costs associated with the increased install base of slot machines.

Depreciation and Amortization

Depreciation and amortization decreased from $443,000 for the six months ended June 30, 2012 to $435,000 for the six months ended June 30, 2013. This decrease was primarily from assets placed in prior years that are now fully depreciated offset by the placement of additional slot machines in casinos.

Net Interest Expense

Net interest expense increased from $598,000 for the six months ended June 30, 2012 to $617,000 for the six months ended June 30, 2013. This change was due to the issuance of notes payable during the first half of 2013.

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

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2013	2012	Change
Net cash used in operating activities	$(178,000)	$(514,000)	$336,000
Net cash used in investing activities	(259,000)	(690,000)	431,000
Net cash provided by financing activities	1,000,000	969,000	31,000
Net increase (decrease) in cash	563,000	(235,000)	$798,000
Cash, beginning of period	187,000	252,000
Cash, end of period	$750,000	$17,000

For the six months ended June, 2013, net cash used in operating activities decreased by $336,000 (65%) to $178,000 as compared to $514,000 for the six months ended June 30, 2012. The decrease in the use of cash for operating activities was primarily due to the increase in slot machine revenues.

Net cash used in investing activities decreased $431,000 to $259,000 for the six months ended June 30, 2013 from $690,000 for the six months ended June 30, 2012. Cash used in investing activities is primarily the function of the net investment in property, plant and equipment, principally slot machines, software and brand licenses.

Net cash provided by financing activities was $1,000,000 for the six months ended June 30, 2013 which consisted of net proceeds from the issuance of notes payable. For the six months ended June 30, 2012, external funding was required and was obtained from the sale of 1,000,000 shares of Nonvoting Stock. The loan and stock transactions are described in further detail below.

In January 2013 and May 2013, the Company borrowed $500,000 in each occurrence from The Co-Investment Fund, II, L.P. (“CI II”). The promissory notes are due on June 30, 2014 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of CI II.

In January 2012 the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000 to CI II and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments). The aggregate fair market value of the warrants at the time of issuance was $11,928.

Operations and Liquidity Management.

For the six months ended June 30, 2013, we incurred a net loss of $971,042 and used $177,798 of cash in operating activities. At June 30, 2013, our cash balance was $750,460. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos.

Our current cash requirements are between approximately $250,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient capital to support our operations during our 2013 fiscal year, however the Company has received assurance from a major stockholder to support its operations through June 30, 2015 should additional support become necessary.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$20,432,894	$1,022,795	$19,410,099	$—	$—
Operating lease obligations (2)	228,467	108,142	120,325	—	—
Royalty and license fees obligations (3)	3,750	3,750	—	—	—
Total	$20,665,111	$1,134,687	$19,530,424	$—	$—

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses.

Off-Balance Sheet Arrangements

As of June 30, 2013, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, and have had net operating losses and negative cash flows from operations since the Company’s inception. The Company expects these conditions to improve during 2013, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on the Company’s cash flow projections and anticipated revenues, the Company believes it has sufficient capital to support its operations during 2013, however the Company has received assurance from a major stockholder to support its operations through June 30, 2015 should additional support become necessary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2013, we conducted an evaluation, under the supervision and with the participation of our management of the effectiveness of our disclosure controls and procedures. Based on that evaluation, we have concluded that as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 1A.	Risk Factors
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2013, we borrowed $500,000, at an interest rate of 8% per annum, and issued a promissory note to The Co-Investment Fund II, L.P. (“CI II”). All principal and accrued interest under the note are payable on the June 30, 2014 maturity date, subject to conversion and acceleration provisions. The proceeds of the note were used for working capital purposes.

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

Date: July 31, 2013	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

