Form 10-Q
period 2013-09-30
Lightning Gaming, Inc.
filed 2013-11-04
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of October 31, 2013; 4,500,000 Series A Nonvoting Capital Stock shares as of October 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

1	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012;
3	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2013 and 2012;
4	Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current Assets
Cash	$513,039	$187,782
Accounts receivable, net	250,633	201,321
Inventory	229,048	138,370
Prepaid expenses	55,049	33,843
Total Current Assets	1,047,769	561,316

Property, Plant and Equipment, net	914,276	977,365

License fees, Net of Accumulated Amortization	247,676	289,760
Other Assets	8,832	8,832

Total Assets	$2,218,553	$1,837,273

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$299,793	$342,773
Accrued expenses	331,271	318,797
Current portion of long term notes payable	1,000,000	—
Interest payable	42,959	—
Total Current Liabilities	1,674,023	661,570

Long Term Debt and Other Liabilities
Long term notes payable	13,500,000	13,445,487
Interest payable and other liabilities	6,180,099	5,370,099
Other long term liabilities	48,045	66,403
Fair value of warrants	35,154	35,154
Total Long Term Debt and Other Liabilities	19,763,298	18,917,143

Commitments (Note 6)

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares;4,660,285 shares issued and 4,652,474 shares outstanding at September 30, 2013 and December 31, 2012	4,661	4,661

Additional paid in capital	7,628,867	7,616,936
Accumulated deficit	(26,848,985)	(25,359,726)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(19,218,768)	(17,741,440)

Total Liabilities and Stockholders’ Deficit	$2,218,553	$1,837,273

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2013 and 2012

	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Revenues
License and service fees	$846,856	$376,532
Sales of gaming products and parts	28	4,666
Total revenues	846,884	381,198

Costs and operating expenses
Cost of products sold	—	(97,932)
Operating expenses	207,432	139,950
Research and development	116,702	213,854
Selling, general and administrative expenses	521,711	287,808
Depreciation and amortization	229,091	219,467
Total costs and operating expenses	1,074,936	763,147

Operating loss	(228,052)	(381,949)

Non-operating income (expense)
Net interest expense	(290,164)	(299,292)
Other	—	36,361
Net loss	$(518,216)	$(644,880)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.06)	$(0.07)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,445,652
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2013 and 2012

	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)
Revenues
License and service fees	$2,388,409	$1,388,074
Sales of gaming products and parts	128,027	51,519
Total revenues	2,516,436	1,439,593

Costs and operating expenses
Cost of products sold	53,528	(408,295)
Operating expenses	643,477	318,109
Research and development	328,051	535,914
Selling, general and administrative expenses	1,409,280	1,032,764
Depreciation and amortization	663,888	662,788
Total costs and operating expenses	3,098,224	2,141,280

Operating loss	(581,788)	(701,687)

Non-operating income (expense)
Net interest expense	(907,472)	(897,493)
Change in value of warrants	—	95,582
Net loss	$(1,489,260)	$(1,503,598)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.16)	$(0.18)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	3,759,662
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2013 and 2012

	September 30, 2013	September 30, 2012
	(unaudited)	(unaudited)

Net Cash Used in Operating Activities	$(199,875)	$(1,093,794)

Cash Flows From Investing Activities
Purchase of equipment	(458,030)	(265,764)
Proceeds from sale of fixed assets	128,000	—
Increase in license fees	(144,838)	(449,811)

Net Cash Used in Investing Activities	(474,868)	(715,575)

Cash Flows From Financing Activities
Net proceeds from issuance of Notes	1,000,000	—
Net proceeds from issuance of Series A Nonvoting Capital Stock	—	1,945,929

Net Cash Provided By Financing Activities	1,000,000	1,945,929

Net Increase in Cash	325,257	136,560

Cash - Beginning of period	187,782	252,509

Cash - End of period	$513,039	$389,069

Supplemental Disclosure of Non-Cash Financing Activities:

Inventory transferred to fixed assets	$12,751	$89,266
Issuance of capital stock warrants in connection with Series A Nonvoting capital stock	$—	$17,425

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2013

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

In 2009 the Company commenced the design, manufacture, marketing, sale and operation of video gaming machines to customers in various gaming jurisdictions. The current slot machine products are (i) SCRABBLE Bonus, (ii) SCRABBLE Gems, (iii) Popeye, (iv) Popeye’s Bonus Voyage, (v) Pink Panther, (vi) Blondie’s Penny Bonanza, (vii) Beetle Bailey, (viii) Penny Palooza, (ix) Vampires Fortune, (x) Swamp Fever, (xi) Golden Egg, and (xii) Hagar the Horrible.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker, Lightning Slot Machines, LLC and Lightning Products, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim consolidated condensed financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 29, 2013 (“Form 10-K”). The accompanying financial statements are presented in accordance with the requirements of  Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2012 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

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

The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs. In January 2013 and May 2013, we borrowed $500,000 on each occurrence from a related party. The notes are due on June 30, 2014 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Based on our cash flow projections and anticipated revenues, we believe we have sufficient capital to support our operations during 2013. If the Company needs additional funding, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects.

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

The allowance for doubtful accounts at September 30, 2013 and December 31, 2012 was $7,254.

Recent Accounting Pronouncements

In November 2011, the FASB issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The FASB issued an update to this guidance in February 2013 clarifying the scope of the disclosures and applying it to derivatives and securities lending transactions that are either offset or subject to an enforceable master netting or similar agreement. The guidance and update are effective for our reporting periods beginning on or after January 1, 2013 and did not have a material impact on our financial statements.

In July 2013, the FASB issued authoritative guidance regarding the presentation of unrecognized tax benefits resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward that exist at the reporting date. The guidance requires that when such a benefit exists at the reporting date, it should be presented in the financial statements as a reduction to a deferred tax asset. To the extent the tax benefit is not available, is disallowed by jurisdictional law, or is not intended to be used by the entity at the reporting date, it should be presented as a liability and should not be combined with deferred tax assets. The guidance will be effective for fiscal years beginning after December 15, 2013 and the Company does not expect that the adoption of this guidance will have a material impact on our financial statements.

Reclassifications: Certain amounts in the 2012 financial statements have been reclassified to conform with the 2013 presentation.

Note 2. Inventory

Inventory consists of the following:

	September 30, 2013	December 31, 2012
Finished products	$2,696	$15,447
Raw materials and work in process	226,352	122,923
Inventory	$229,048	$138,370

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 3. Property and Equipment

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012
Equipment, principally gaming equipment under lease	$3,511,752	$3,180,522
Delivery truck	28,140	28,140
Furniture and fixtures	75,177	75,177
Leasehold improvements	91,794	91,794
Property and equipment	3,706,863	3,375,633
Less accumulated depreciation	(2,792,587)	(2,398,268)
Property and equipment, net	$914,276	$977,365

Note 4. License Fees

License fees consist of the following:

	September 30, 2013	December 31, 2012
Purchased licenses, software and other	$534,789	$502,450
Less accumulated amortization	(287,113)	(212,690)
Intangible assets, net	$247,676	$289,760

The software licenses acquired in 2012 are being amortized over 3 years.

Note 5. Debt

Notes payable consists of the following:

	Warrants	September 30, 2013	December 31, 2012
The Co-Investment Fund II, L.P. (a)	8,401,385	$11,500,000	$10,500,000
Stewart J. Greenebaum, LLC (b)	2,500,000	3,000,000	3,000,000
Total notes payable		14,500,000	13,500,000
Less: unamortized debt discount		—	(54,513)
Notes payable		14,500,000	13,445,487
Less amounts classified as current		(1,000,000)	—
Notes payable, long-term		$13,500,000	$13,445,487

(a)	Notes payable at 8% interest; $1,000,000 due June 30, 2014, $10,500,000 due June 30, 2015. Warrants to purchase shares of common stock at an exercise price of $1.00 per share: 6,401,385 warrants through April 12, 2016; 1,000,000 warrants through January 17, 2017; and 1,000,000 warrants through July 6, 2017.

(b)	Notes payable at 8% interest due June 30, 2015. Warrants to purchase shares of common stock at an exercise price of $1.00 per share through April 12, 2016.

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

As of September 30, 2013, the lenders hold warrants to purchase up to 10,901,385 shares of the Company’s common stock. The purchase price is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. Expense recognized for the three months ended September 30, 2013 and 2012 related to these warrants was $0 and $23,853, respectively, and was included in interest expense. The expense was $45,467 and $71,559 for the nine months ended September 30, 2013 and 2012, respectively, with respect to the warrants and included in interest expense. Expense for the three months ended September 30, 2013 and 2012 recognized related to the debt conversion right and included in interest expense was $0 and $4,524, respectively. The expense related to the debt conversion right and included in interest expense for the nine months ended September 30, 2013 and 2012 was $9,046 and $13,572, respectively.

Substantially all of the Company’s assets are pledged as collateral on debt.

Certain notes in the amount of $8,500,000 and related accrued interest of $3,092,082 at September 30, 2013 are convertible at the discretion of the note holder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices. The lease was effective in January 2010 and is for a term of sixty-seven months. Rental expense under this lease for the three months ended September 30, 2013 and 2012 was $34,254 and $36,537, respectively. Rental expense under this lease was $95,643 and $38,137 for the nine months ended September 30, 2013 and 2012, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2013	$108,142
2014	108,142
2015	66,254
$282,538

In March 2009 the Company entered into an exclusive license agreement with Hasbro, Inc. to use the SCRABBLE brand in gaming devices distributed in the United States and Canada. The initial term of the agreement was for five years with the Company’s right to extend the agreement for two additional five-year terms if certain performance standards are met. The agreement called for minimum annual payments and was cancellable under certain conditions. An amendment to the license agreement between the Company and Hasbro, Inc. was executed in January 2013, modifying the terms of the guarantee license fee payment for the fifth year of the agreement reducing the fee to $150,000 from $300,000. In addition, the Company’s sell-off rights and rights to continue any leases will be null and void upon the termination of the agreement, which is December 31, 2013.

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

At September 30, 2013, the Company had total license fee commitments and advances made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$125,812
Advances made	(122,062)
Potential future payments	$3,750

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

As of September 30, 2013, the Company estimates that potential future royalty payments in each calendar year will be as follows:

Minimum Commitments
Year Ending December 31, 2013	$3,750

Note 7. Stockholders’ Deficit

Stockholders’ deficit includes the following transactions:

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at September 30, 2013, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date. At September 30, 2013 and December 31, 2012, respectively, 1,548,000 and 1,856,000 options to purchase shares had been granted to certain directors, officers, employees and a consultant of the Company and were still outstanding. Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

A summary of option transactions in 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	1,856,000	$1.35
Options granted	-	-
Options exercised	-	-
Options cancelled	(308,000)	1.03
Options outstanding at September 30, 2013	1,548,000	$1.41
Options available for grant under the Stock Plan at September 30, 2013	952,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the nine months ended September 30, 2013 and 2012.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Stock Options (Continued)

Compensation expense related to stock options for the three months ended September 30, 2013 and September 30, 2012 was $3,977 and $(41,918), respectively. For the nine months ended September 30, 2013 and 2012, compensation expense related to stock options was $11,931 and $(29,945), respectively. An adjustment of $46,412 was recorded in September 2012 with respect to forfeited awards.

The following table summarizes information with respect to stock options outstanding at September 30, 2013:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Averaage Contractual Term (Years)	Weighted Averaage Exercise Price	Aggregate Intrinsic Value
1,548 ,000	2.5	$1.41	-	1,405,000	2.3	$1.48	-

The following table summarizes information with respect to stock options outstanding at December 31, 2012:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Averaage Contractual Term (Years)	Weighted Averaage Exercise Price	Aggregate Intrinsic Value
1,856,000	2.5	$1.35	-	1,586,000	2.1	$1.46	-

As of September 30, 2013, there was approximately $12,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of 1 year.

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

The following table is a summary of the Company’s warrant activity for the nine months ended September 30, 2013:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2012	10,901,385	$1.00
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled	-	-
Warrants outstanding at September 30, 2013	10,901,385	$1.00

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table summarizes information with respect to warrants outstanding at September 30, 2013:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Averaage Exercise Price	Aggregate Intrinsic Value
10,901,385	2.8	$1.00	-	10,901,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2012:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Averaage Exercise Price	Aggregate Intrinsic Value
10,901,385	3.5	$1.00	-	10,901,385	$1.00	-

The fair value of each warrant is estimated using the Binomial pricing model, with the following assumptions for the three months ended September 30, 2013:

2013

Weighted average volatility	41.8%
Expected dividend yield	-
Expected term (in years)	2.8
Weighted average risk free interest rate	.7%

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

Fair Value of Warrants
Balance December 31, 2012	$35,154
Net change in fair value	-
Balance September 30, 2013	$35,154

Note 8. Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of September 30, 2013, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $17,970,000 which expire at various times through 2033. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

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

During the three months ended September 30, 2013 and 2012, interest on all of the loans from CI II and Greenebaum described above amounted to $290,164 and $270,000, respectively. Interest on the loans from CI II and Greenebaum was $852,959 and $810,000 for the nine months ended September 30, 2013 and 2012, respectively. During 2013 and 2012 the Company made no principal or interest payments on those loans.

At September 30, 2013, included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $6,500,000 and accrued interest of $2,384,137, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also at September 30, 2013, notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $707,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

CI II and Greenebaum hold the following warrants as of September 30, 2013:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share

CI II	8,401,385	$1.00
Greenebaum	2,500,000	$1.00

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 14% of its revenue from its top three customers for the nine months ended September 30, 2013 and 15% of its revenue from its top three customers for the nine months ended September 30, 2012.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are (i) SCRABBLE Bonus, (ii) SCRABBLE Gems, (iii) Popeye, (iv) Popeye’s Bonus Voyage, (v) Pink Panther, (vi) Blondie’s Penny Bonanza, (vii) Beetle Bailey, (viii) Penny Palooza, (ix) Vampires Fortune, (x) Swamp Fever, (xi) Golden Egg and (xii) Hagar the Horrible. When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements (Continued)

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 207 slot machines out on lease or revenue share in 55 different casinos. As of October 31, 2013, we have sold or leased 60 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in Alberta and British Columbia in Canada and Arizona, California, Connecticut, Florida, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, New Jersey, New Mexico, Oklahoma, and Pennsylvania in the United States.

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $1,489,260 in the nine months ended September 30, 2013.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2013 were $847,000 compared to $381,000 for the comparable prior year period. The increase in total revenues of $466,000 was principally due to the increase in revenues from the placement of our slot machines.

License and service fees increased by $470,000 (124%) to $847,000 for the three months ended September 30, 2013 as compared to $377,000 for the three months ended September 30, 2012 due to the placement of additional slot machines and two Poker Tables in casinos.

Cost of Products Sold

For the three months ended September 30, 2013, cost of products sold increased $98,000 to $0 from ($98,000) for the three months ended September 30, 2012. This increase was primarily a result of the effect of a $101,000 reversal recorded in 2012 of previously accrued commission costs from Poker Table sales that occurred prior to 2008.

Operating Expenses

Operating expenses increased by $67,000 to $207,000 for the three months ended September 30, 2013, from $140,000 for the three months ended September 30, 2012. This increase was primarily the result of the reversal of various costs previously accrued relating to our Poker Table business that occurred in 2012, coupled with higher installation, service and game conversion costs relating to our slot machine business.

Research and Development Expenses

Research and development expenses decreased by $97,000 to $117,000 for the three months ended September 30, 2013, from $214,000 for the three months ended September 30, 2012. Research and development expenses are related to the development of gaming equipment and new slot machine themes which occurred primarily in 2011 and started decreasing during 2012. These costs will continue to decrease and will be offset by game conversion and service costs relating to gaming equipment and themes previously developed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $234,000 to $522,000 for the three months ended September 30, 2013, from $288,000 for the three months ended September 30, 2012. This increase was due to increased regulatory fees and compliance costs associated with new jurisdictions and product themes as well as the addition of two sales people.

Depreciation and Amortization

Depreciation and amortization increased by $10,000 to $229,000 for the three months ended September 30, 2013 from $219,000 for the three months ended September 30, 2012. This increase was primarily related to the placement of additional slot machines in casinos.

Net Interest Expense

Net interest expense decreased by $9,000 to $290,000 for the three months ended September 30, 2013 from $299,000 for the three months ended September 30, 2012. This decrease was the result of fully amortized interest relating to the warrants offset by interest from the issuance of two notes payable during 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

The Company’s revenues for the nine months ended September 30, 2013 were $2,516,000 compared to $1,440,000 for the comparable prior year period. The increase in revenues was primarily due the increase in license fees earned attributable to the placement of our slot machines during the year.

Cost of Products Sold

For the nine months ended September 30, 2013, cost of products sold increased $462,000 to $54,000 from ($408,000) for the nine months ended September 30, 2012. This increase was primarily due to the reversal of previous years’ accrued site license fees from a favorable arbitration claim settlement with a software license supplier for our Poker Tables and accrued commission costs from Poker Table sales that occurred prior to 2008; both reversals occurred in 2012.

Operating Expenses

Operating expenses increased $325,000 to $643,000 for the nine months ended September 30, 2013, from $318,000 for the nine months ended September 30, 2012. This increase was the result of the reversal of inventory and various other costs previously accrued relating to our Poker Table business that occurred in 2012 in addition to an increase in installation, game conversion, and service costs relating to placement of slot machines in casinos.

Research and Development Expenses

Research and development expenses decreased by $208,000 to $328,000 for the nine months ended September 30, 2013, from $536,000 for the nine months ended September 30, 2012. Research and development expenses are related to the development of gaming equipment and new slot machine themes which occurred primarily in during 2011 and started decreasing during 2012. These costs will continue to decrease and will be offset by installation, game conversion and service costs relating to gaming equipment and themes previously developed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $376,000 to $1,409,000 for the nine months ended September 30, 2013, from $1,033,000 for the nine months ended September 30, 2012. This increase was primarily the result of added marketing staff costs, and regulatory, compliance and maintenance costs associated with the increased install base of slot machines.

Depreciation and Amortization

Depreciation and amortization increased from $663,000 for the nine months ended September 30, 2012 to $664,000 for the nine months ended September 30, 2013. This increase was primarily from the placement of additional slot machines in casinos.

Net Interest Expense

Net interest expense increased from $897,000 for the nine months ended September 30, 2012 to $907,000 for the nine months ended September 30, 2013. This change was due to the issuance of notes payable during the first half of 2013, offset by the reduction of expense from fully amortized interest relating to the warrants.

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

 Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2013	2012	Change
Net cash used in operating activities	$(200,000)	$(1,094,000)	$ 894,000
Net cash used in investing activities	(474,000)	(715,000)	241,000
Net cash provided by financing activities	1,000,000	1,946,000	(946,000)
Net increase in cash	326,000	137,000	$189,000
Cash, beginning of period	187,000	252,000
Cash, end of period	$513,000	$389,000

For the nine months ended September, 2013, net cash used in operating activities decreased by $894,000 (82%) to $200,000 as compared to $1,094,000 for the nine months ended September 30, 2012. The decrease in the use of cash for operating activities was primarily due to the increase in slot machine revenues.

Net cash used in investing activities decreased $241,000 to $474,000 for the nine months ended September 30, 2013 from $715,000 for the nine months ended September 30, 2012. Cash used in investing activities is primarily the function of the net investment in property, plant and equipment, principally slot machines, software and brand licenses.

Net cash provided by financing activities was $1,000,000 for the nine months ended September 30, 2013 which consisted of net proceeds from the issuance of notes payable. For the nine months ended September 30, 2012, external funding was required and was obtained from the sale of 2,000,000 shares of Nonvoting Stock. The loan and stock transactions are described in further detail below.

In January 2013 and May 2013, the Company borrowed $500,000 in each occurrence from The Co-Investment Fund, II, L.P. (“CI II”). The promissory notes are due on June 30, 2014 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of CI II.

In January 2012 and in an identical transaction in July 2012, the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000 to CI II and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments). The aggregate fair market value of the warrants at the time of issuance was $17,425.

Operations and Liquidity Management.

For the nine months ended September 30, 2013, we incurred a net loss of $1,489,260 and used $199,875 of cash in operating activities. At September 30, 2013, our cash balance was $513,039. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$20,723,371	$1,042,959	$19,680,412	$-	$-
Operating lease obligations (2)	201,432	108,142	93,290	-	-
Royalty and license fees obligations (3)	3,750	3,750	-	-	-
Total	$20,928,553	$1,154,851	$19,773,702	$-	$-

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents royalty and license fee commitments for brand licenses.

Off-Balance Sheet Arrangements

As of September 30, 2013, there were no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2013, we conducted an evaluation, under the supervision and with the participation of our management of the effectiveness of our disclosure controls and procedures. Based on that evaluation, we have concluded that as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 4, 2013	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

