Form 10-K
period 2013-12-31
Lightning Gaming, Inc.
filed 2014-03-28
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public market for the registrant's stock. As of March 15, 2014, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 15, 2014 was 4,652,474. The number of shares of the registrant’s Series A Nonvoting Capital Stock, par value $0.001 per share, outstanding as of March 15, 2014 was 4,500,000.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	27
2	Audited Consolidated Balance Sheets as of December 31, 2013 and 2012;	28
3	Audited Consolidated Statements of Operations for the years ended December 31, 2013 and 2012;	29
4	Audited Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2012;	30
5	Audited Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012;	31
6	Notes to Consolidated Financial Statements.	32

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45
Item 9A.	Controls and Procedures	45
Item 9B.	Other Information	46
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	46
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accountant Fees and Services	52
Item 15.	Exhibits and Financial Statement Schedules	53

PART I

Item 1.	Business.

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

Lightning Poker was incorporated in Pennsylvania in 2005 under the name Pokermatic, Inc. and succeeded to the business of Pokermatic, LLC, a Pennsylvania limited liability company formed in 2004. The Company is an early stage company which, through Lightning Poker and Lightning Slot Machines, LLC, manufactures and markets gaming products to casinos, card rooms, cruise ships, other gaming and lottery venues. The following discussion of the Company’s business includes the business of Lightning Poker and Lightning Slot Machines, LLC.

Products

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines. Our branded games combine advanced graphics, digital music and sound effects and secondary bonus games. The current slot machine products are (i) Popeye, (ii) Popeye’s Bonus Voyage, (iii) Blondie’s Penny Bonanza, (iv) Hagar the Horrible, (v) Beetle Bailey, (vi) Pink Panther, (vii) Swamp Fever, (viii) Vampires Fortune, (ix) Penny Palooza, (x) Golden Egg and (xi) Just Jackpots. We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics and engaging games, and our games incorporate secondary bonus rounds. Our games are based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

When we expanded our products to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines. We currently have 233 video slot machines placed in 59 casinos in 14 jurisdictions and cruise ships. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency.

To date, we have secured 44 regulatory gaming licenses, including from 32 Native American tribes, offering our video slot machine products in 14 states and Canadian province jurisdictions. We expect to be licensed in several additional jurisdictions during 2014 and over the next several years. We believe that we will successfully deliver video slot machines to new jurisdictional markets throughout 2014 and beyond.

Our first product was The Lightning Poker Table (" Poker Table"), a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch-screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. Our Poker Table has received Gaming Laboratories Incorporated ("GLI") certification for a casino version of Texas Hold'em, Omaha High/Low, and Tournament poker. We need independent testing lab certification to install our Poker Table in certain jurisdictions.

In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cashing station. The newer version allows for cash management at the table. As of March 15, 2014, we have sold or leased 61 newer version Poker Tables, as described above, to domestic and international casinos, card rooms, and cruise ships.

Distribution

Our video slot machines are marketed in North America by our employees. We plan to distribute our video slot machines internationally through licensed distributors starting in 2014.

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

Our original agreement with Shuffle Master provided for it to act as the exclusive world-wide distributor for the Poker Table to the gaming industry. Under that agreement, Shuffle Master received a fixed distribution fee for each Poker Table placed into operation. The agreement provided for a ten-year term which began on January 22, 2007, with the right of Shuffle Master to renew for additional five-year terms under certain conditions. Under the agreement, Shuffle Master was required to place a minimum number of Poker Tables in each of the first five years of the agreement and thereafter use its commercially reasonable efforts to promote, market, distribute and service the Poker Tables. Shuffle Master did not meet this minimum annual requirement during the initial term, which gave us a right to terminate the agreement. As of the date of this report, we have terminated our relationship with Shuffle Master in regards to North America and South America and have modified our distribution agreement to make Shuffle Master an exclusive distributor in Europe and Africa, in return for a higher distribution fee. The agreement also gave Shuffle Master a termination right in the event of a change in control (as defined in the agreement) of Lightning Poker.

Revenue Models

We have three different revenue models for the products that we offer to our customers depending on each individual situation:

●	Customer lease model
●	Outright sale model
●	Revenue sharing model

We offer a lease program to a majority of our customers whereby we receive a monthly lease payment using an agreed upon daily rate per day per machine. Typical lease agreements involve a month-to-month term and are cancellable upon thirty days written notice.

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

Manufacture of Products

We manufacture the Poker Table at our facility in Boothwyn, Pennsylvania, using off-the-shelf components purchased from a variety of vendors and a table base and top manufactured to our specifications by a vendor of cabinetry products. The off-the-shelf components include touch-screen monitors for the individual player stations, a 45-inch center screen, a hard drive and memory cards, and other electronic equipment and materials. We perform final assembly of these components in our facility and then test and ship the Poker Table to our customers.

Cabinets for our slot machines are produced by a third-party manufacturer. The gaming software and theme are loaded into the cabinets and the games are tested at our Boothwyn, Pennsylvania facility for games that ship to customers in the central and eastern United States. We have an arrangement whereby the cabinet manufacturer will load the software and theme components sent by us to their facility for customers located in the western and southwestern United States.

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

We estimate that about 25 companies in the world manufacture slot machines for legalized gaming markets. Of these companies, we believe that Aristocrat, Bally Technologies, IGT, Konami Co. Ltd., Lottomatica’s G-Tech Holdings subsidiaries Atronic Casino Technology and Speilo Manufacturing Inc., Multimedia Games, Inc., Novomatic Group of Companies, and WMS have a majority of this worldwide market. In the categories of video gaming machines, we compete with market leader IGT as well as Aristocrat, Lottomatica’s Atronic Casino Technology subsidiary, Bally Technologies, Franco Gaming Ltd., Konami Co. Ltd., Multimedia Games, Inc., the Novomatic Group of Companies, and Unidesa Gaming and Systems.

Our competitors vary in size from small companies with limited resources to large multi-national corporations with greater financial, marketing and product development resources than we have. The larger competitors have an advantage in being able to spend greater amounts to develop new technologies, games, and products that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers secure, centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. We do not currently offer these systems.

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

Currently we have exclusive license agreements with (i) Hearst Holdings, Inc. for the exclusive worldwide use of POPEYE (except United Kingdom and Japan), Blondie, Beetle Bailey, and Hagar the Horrible and associated characters in gaming devices, and (ii) MGM Home Entertainment Distribution Corp to use the Pink Panther family of characters in gaming devices in the United States and Canada. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 12 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 15, 2014, we have a total of 44 regulatory gaming licenses for our products, including regulatory gaming licenses in Native American and certain foreign jurisdictions, and we have pending applications or we are preparing to file applications for several additional licenses in North America.

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

Our research and development expenses were $439,213 and $655,125 during the fiscal years ended December 31, 2013 and 2012, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2013 and 2012, revenue from customers outside the United States accounted for approximately $283,078 and $255,929 or 8% and 12% of revenues, respectively, and six and eight casino customers accounted for 24% and 31%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 10% and 15% of our 2013 and 2012 revenues, respectively. As of December 31, 2013 and 2012, our long-lived assets outside the United States were not significant. As of December 31, 2013 and 2012, five and four customers accounted for 28% and 27%, respectively, of our net accounts receivable.

Employees

As of March 15, 2014, we had 15 full-time employees. We also have one consultant that provides engineering services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We are a company that has generated operating revenue lower than operating costs since inception and are in the early stages of switching our business focus from the manufacture of Poker Tables to slot machines. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. We are in the process of developing and testing new game software and new slot machines which may not appeal to customers. Moreover, given the current decline in revenues that gaming companies are experiencing, they might not choose to take on new gaming products that do not have a proven record of success.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have accumulated losses of $27,070,770 through the year ended December 31, 2013. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy. We have recently received assurance from a major stockholder to support our operations to June 30, 2015, should such support become necessary.

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

The manufacture and distribution of gaming machines are subject to extensive federal, state, local and tribal regulation. Some jurisdictions require licenses, permits and other forms of approval for gaming devices. Most, if not all, jurisdictions also require licenses, permits and documentation of suitability, including evidence of financial stability, for the manufacturers and distributors of such gaming devices and for their officers, directors, significant shareholders and key personnel. Our failure to obtain regulatory approval in any jurisdiction will prevent us from distributing our products and generating revenue in that jurisdiction. Obtaining such approval is a time-consuming and costly process and cannot be assured. Although a manufacturer of gaming devices may pursue entity regulatory approval with regulators of tribal casinos at the same time that it pursues regulatory approval for its gaming devices, states that license commercial casinos require that a manufacturer obtain entity regulatory approval before seeking approval for gaming devices. This might result in additional time and expense associated with obtaining regulatory approvals. Even after incurring significant time and expense seeking such regulatory approvals, we may not be able to obtain them.

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

These financial market conditions affect our business in a number of ways. The diminished availability of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Current financial market conditions could also affect our ability to raise funds in the capital and bank lending markets. Our debt includes approximately $14.5 million of notes maturing in 2015. If economic conditions do not improve by the respective maturity dates of our debt, we might not be able to refinance them on favorable terms, or at all. This, in turn, could have a material and adverse effect on us.

Risks that impact our customers may impact us.

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities, or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

•	adverse economic conditions in gaming markets such as those being currently experienced, including recession, economic slowdown, higher airfares and higher energy and gasoline prices;
•	global geopolitical events such as terrorist attacks, other acts of war or hostility, and popular uprisings and violence such as those that have been occurring in the Middle East; and
•	natural disasters such as major fires, floods, hurricanes, tornadoes, earthquakes, snow storms and tsunamis and their aftermath.

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

Most of our revenue is derived from leasing our products to customers under operating leases. Until we are able to sell substantially more of our product offerings, our ability to lease our products to customers on a large scale may require us to obtain additional financing necessary for the manufacture of our products. However, sources of financing for the gaming industry have diminished dramatically during the current state of the economy. Our inability to obtain financing on terms that would allow us to license our products profitably would hamper our ability to distribute the products on a large scale and may therefore, delay our ability to obtain significant market presence as well as market acceptance of our products.

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

Holders of record. On March 15, 2014, there were approximately 76 shareholders of record of our common stock and two shareholders of record of our Nonvoting Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2013, with respect to our stock option plan under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,548,000 (1)	$1.41	952,000

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are (i) Popeye, (ii) Popeye’s Bonus Voyage, (iii) Blondie’s Penny Bonanza, (iv) Hagar the Horrible, (v) Beetle Bailey, (vi) Pink Panther, (vii) Swamp Fever, (viii) Vampires Fortune, (ix) Penny Palooza, (x) Golden Egg and (xi) Just Jackpots. When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines. Our gaming products feature advanced graphics and engaging games, and our games incorporate secondary bonus rounds. Our games are based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

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

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $1,711,044 in the fiscal year ended December 31, 2013.

We are registered as an approved vendor to distribute our gaming products in 14 jurisdictions. We must obtain regulatory approvals in many additional jurisdictions, including Nevada, in order to fully effectuate our business plan. We may not receive any such regulatory approvals. Due to these and a variety of other factors, including those described under “RISK FACTORS” in Item 1A. of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

Revenue Recognition

We generate revenue from leasing and selling our slot machines and Poker Tables. We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) guidance on software revenue recognition.

We recognize revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our products are delivered and our ability to collect is reasonably assured. We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The lease agreements are based on either a fixed daily or monthly rate, or a pre-determined percentage of the monthly net “rake” revenue collected for each Poker Table and daily revenue collected for each slot machine.

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2013.

In accordance with loans obtained by the Company, the lenders hold warrants to purchase 11,901,385 shares of the Company’s common stock at a price of $1.00 per share, expiring from April 2016 through May 2018. The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation.

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

In December 2013, the FASB issued an amendment to the Accounting Standards Codification (“ASC”) providing the definition of a Public Business Entity and added the definition to the Master Glossary. There is no effective date for the amendment however the term public business entity will be used in 2014 and future ASC updates. As an entity that is required by the SEC to file and furnish financial statements with the SEC, the Company is considered by definition as a “public business entity.” This amendment does not affect the Company’s existing requirements however it improves applicability of future accounting and reporting guidance by providing a single definition of a public business entity.

Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2013 were $3,435,000 compared to $2,075,000 for the prior year. The increase in revenues was primarily due to $1,296,000 of lease revenues earned from the placement of 72 incremental slot machines at casinos during the year as well as $53,000 increase in product sales.

Cost of Products Sold

For the year ended December 31, 2013, cost of products sold increased $326,000 to ($74,000) from ($400,000) for the year ended December 31, 2012. This increase was due to a current year reversal of accrued site license fees of $140,000 offset by the cost of slot machines and parts sold of $66,000. There was a $310,000 reversal of previous years’ accrued site license fees from the favorable arbitration claim settlement with a license supplier for our Poker Tables as well as $101,000 in additional reversals relating to previously accrued commission costs that occurred in 2012. Gross margin was $3,509,000 for the year ended December 31, 2013 compared to $2,475,000 for the year ended December 31, 2012. The increase in gross margin was due to the increase in revenue coupled with the reversal of prior year accrued costs that occurred during the year.

Operating Expenses

Operating expenses increased by $159,000 to $835,000 for the year ended December 31, 2013, from $676,000 for the year ended December 31, 2012. This increase was primarily the result of the increase in the reversal of various costs previously accrued relating to our Poker Table business that occurred in 2012, coupled with higher installation and game conversion costs relating to our slot machine business.

Research and Development Expenses

Research and development expenses decreased by $216,000 to $439,000 for the year ended December 31 2013, from $655,000 for the year ended December 31, 2012. Research and development expenses are related to the development of gaming equipment and new slot machine themes which occurred primarily in 2011 and started decreasing during 2012. These costs will continue to decrease and will be offset by game conversion and service costs relating to gaming equipment and themes previously developed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,856,000 for the year ended December 31, 2013, an increase of $420,000 from $1,436,000 for the year ended December 31, 2012. This increase was due to increased regulatory fees and compliance costs associated with new licenses and product themes as well as the addition of two sales people.

Depreciation and Amortization

Depreciation and amortization remained consistent at $899,000 for the years ended December 31, 2013 and 2012, the net result of the decrease from fully depreciated Poker Tables and slot machines offset by the increase from newly built and installed slot machines.

Net Interest Expense

Net interest expense increased from $1,197,000 for the year ended December 31, 2012 to $1,198,000 for the year ended December 31, 2013. This increase was due to interest charged from the issuance of notes payable during the first half of 2013, offset by the reduction of expense from fully amortized interest relating to the warrants.

Change in Value of Warrants and Convertibility Feature of Long Term Debt

The change in fair value of our warrants of $7,000 was mainly due to the declines in the remaining life of the warrant and the estimated fair market value of our common stock.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Year Ended December 31,
	2013	2012	Change
Net cash used in operating activities	$(20,510)	$(1,273,448)	$1,252,938
Net cash used in investing activities	(705,072)	(754,633)	49,561
Net cash provided by financing activities	1,000,000	1,963,354	(963,354)
Net increase (decrease) in cash	274,418	(64,727)	$339,145
Cash, beginning of year	187,782	252,509
Cash, end of period	$462,200	$187,782

For the twelve months ended December 31, 2013, net cash used in operating activities decreased $1,252,000 (98%) to $21,000 as compared to $1,273,000 for the twelve months ended December 31, 2012. The decrease in cash used in operating activities was primarily due to the decrease in the net operating loss for the year as a result of increased revenues.

Net cash used by investing activities decreased $50,000 to $705,000 for the twelve months ended December 31, 2013, from $755,000 used in investing activities for the twelve months ended December 31, 2012. Cash is used in investing activities to produce branded slot machines and acquire brand and software licenses for our slot products. Approximately $364,000 more in slot machines were produced and installed in 2013 than in 2012. This increase was offset by $304,000 decrease in licenses acquired in 2013 and $110,000 increase in proceeds from sales of slot machines that occurred in 2013.

Net cash provided by financing activities was $1,000,000 for the twelve months ended December 31, 2013 which was generated by the issuance of promissory notes in January and May 2013. We borrowed $500,000 on each occurrence from The Co Investment Fund, II, L.P. (“CI II”). The notes are due on June 30, 2015 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. During 2012, cash provided from financing activities consisted of proceeds from the sale of Nonvoting Stock ($2,000,000) and legal costs relating to the sale of stock of $37,000. In January 2012 and in an identical transaction in July 2012, the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000 to a related party and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments).

In December 2012, the lenders agreed to extend the maturity date on each of the promissory notes held to June 30, 2015. All other provisions of the notes remain unchanged and in full force.

Operations and Liquidity Management

For the twelve months ended December 31, 2013, we incurred a net loss of $1,711,000 and used $21,000 of cash in operating activities. At December 31, 2013, our cash balance was $462,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are approximately $300,000 to $350,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we may require additional capital to support our operations during 2014. We have received assurance from a major stockholder to support our operations through June 30, 2015 should such support become necessary.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$21,013,535	$—	$21,013,535	$—	$—
Operating lease obligations (2)	174,396	108,142	66,254	—	—
Total	$21,187,931	$108,142	$21,079,789	$—	$—

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

Off-Balance Sheet Arrangements

As of December 31, 2013, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lightning Gaming, Inc.

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. Our audits also included the financial statement schedule of Lightning Gaming, Inc. listed in item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 28, 2014

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash	$462,200	$187,782
Accounts receivable, net	297,820	201,321
Inventory	116,503	138,370
Prepaid expenses	102,130	33,843
Total Current Assets	978,653	561,316

Property and Equipment, net	984,951	977,365

Other Assets	8,193	8,832
License fees, net of accumulated amortization	172,017	289,760

Total Assets	$2,143,814	$1,837,273

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$293,227	$342,773
Accrued expenses	204,660	318,797
Total Current Liabilities	497,887	661,570

Long Term Debt and Other Liabilities
Long term notes payable	14,500,000	13,445,487
Interest payable and other liabilities	6,513,223	5,370,099
Other long term liabilities	41,926	66,403
Fair value of warrants and convertible feature of long term debt	31,794	35,154
Total Long Term Debt and Other Liabilities	21,086,943	18,917,143

Commitments (Note 6)

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding	4,661	4,661

Additional paid in capital	7,628,404	7,616,936
Accumulated deficit	(27,070,770)	(25,359,726)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(19,441,016)	(17,741,440)

Total Liabilities and Stockholders’ Deficit	$2,143,814	$1,837,273

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2013	December 31, 2012

Revenues
Lease, license and service fees	$3,303,656	$1,997,011
Sales of gaming products and parts	131,228	78,268
Total revenues	3,434,884	2,075,279

Costs and operating expenses
Cost of products sold	(74,048)	(399,773)
Operating expenses	835,334	676,242
Research and development	439,213	655,125
Selling, general and administrative expenses	1,856,012	1,436,423
Depreciation and amortization	899,075	899,293
Total costs and operating expenses	3,955,586	3,267,310

Operating loss	(520,702)	(1,192,031)

Non-operating income (expense)
Net interest expense	(1,197,637)	(1,196,783)
Change in value of warrants	7,295	71,321
Net loss	$(1,711,044)	$(2,317,493)
Net loss per share, including Series A Nonvoting shares-basic and diluted	$(0.19)	$(0.27)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	3,944,746
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

Years Ended December 31, 2013 and 2012

	Series A Nonvoting Capital Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance January 1, 2012	2,500,000	$2,500	4,660,285	$4,661	$5,698,976	$(23,042,233)	7,811	$(7,811)	$(17,343,907)
Net Loss	—	—	—	—	—	(2,317,493)			(2,317,493)
Issuance of Series A Nonvoting capital stock	2,000,000	2,000	—	—	1,943,929	—	—	—	1,945,929
Stock based compensation	—	—	—	—	(25,969)	—	—	—	(25,969)
Balance December 31, 2012	4,500,000	$4,500	4,660,285	$4,661	$7,616,936	$(25,359,726)	7,811	$(7,811)	$(17,741,440)
Net Loss	—	—	—	—	—	(1,711,044)			(1,711,044)
Issuance of Warrants	—	—	—	—	(3,935)	—	—	—	(3,935)
Stock based compensation	—	—	—	—	15,403	—	—	—	15,403
Balance December 31, 2013	4,500,000	$4,500	4,660,285	$4,661	$7,628,404	$(27,070,770)	7,811	$(7,811)	$(19,441,016)

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities
Net loss	$(1,711,044)	$(2,317,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(71,095)	(14,294)
Depreciation and amortization	899,075	899,293
Stock based compensation	15,403	(25,969)
Amortization of debt discount	54,513	113,508
Changes in Assets and Liabilities
Increase in accounts receivable	(96,499)	(50,437)
Decrease in inventory	9,116	198,042
Increase in prepaid expenses and other assets	(67,648)	(8,798)
Decrease in accounts payable	(49,546)	(528,123)
Increase in accrued interest	1,143,124	1,080,000
Decrease in accrued expenses	(114,137)	(449,630)
Decrease in other long term liabilities	(24,477)	(98,226)
Decrease in fair value of warrants and convertible feature of long term debt	(7,295)	(71,321)
Net cash used in operating activities	(20,510)	(1,273,448)
Cash flows from investing activities
Purchase of equipment	(701,376)	(336,906)
Proceeds from sale of equipment	128,000	18,000
Increase in license fees	(131,696)	(435,727)
Net cash used in investing activities	(705,072)	(754,633)
Cash flow from financing activities
Proceeds from issuance of notes	1,000,000	—
Proceeds from issuance of Series A Nonvoting Capital Stock	—	1,963,354
Net cash provided by financing activities	1,000,000	1,963,354
Net increase (decrease) in cash	274,418	(64,727)
Cash beginning	187,782	252,509
Cash ending	$462,200	$187,782
Supplemental Disclosure of Cash Flow Information
Non cash financing activities:
Issuance of capital stock warrants in connection with notes payable	$3,935	$—
Issuance of capital stock warrants in connection with Series A Nonvoting Capital Stock	$—	$17,425
Inventory transferred to equipment	$12,751	$127,894
Cash paid for interest	$—	$—

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video gaming machines to customers in various gaming jurisdictions. The current slot machine products are (i) Popeye, (ii) Popeye’s Bonus Voyage, (iii) Blondie’s Penny Bonanza, (iv) Hagar the Horrible, (v) Beetle Bailey, (vi) Pink Panther, (vii) Swamp Fever, (viii) Vampires Fortune, (ix) Penny Palooza, (x) Golden Egg and (xi) Just Jackpots. Our gaming products feature advanced graphics and engaging games, and our games incorporate secondary bonus rounds. Our games are based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker, Lightning Slot Machines, LLC and Lightning Products, LLC. All inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and the Company has experienced net operating losses and negative cash flows from operations since inception. These conditions have improved and the Company expects these conditions to continue to improve, however the generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs. Based on our cash flow projections and anticipated revenues, we believe we may require additional capital to support our operations during 2014. If that becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have received assurance from a major stockholder to support our operations through June 30, 2015 should such support become necessary.

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

32

7

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

If multiple units of our products are included in any one sale or lease agreement, we allocate revenue to each unit based upon its respective fair value against the total contract value and defer revenue recognition on those units where we have not met all requirements of revenue recognition.

For the years 2013 and 2012, revenue from customers outside the United States accounted for approximately $283,078 and $255,929 or 8% and 12% of revenues, respectively, and six and eight casino customers represented 24% and 31% of total revenues for the years ended December 31, 2013 and December 31, 2012, respectively. One casino group represented 10% and 15% of total revenues for the years ended December 31, 2013 and 2012, respectively.

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

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover given all information presently available. The Company has a reserve of $7,254 as of December 31, 2013 and 2012. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables.

At December 31, 2013 and 2012, accounts receivable from five and four casino customers, respectively, represented 28% and 27%, respectively, of total accounts receivable.

License Fees: Licensee fees are amortized on a straight-line basis over the life of the respective license, which ranges from one to three years.

Patents: The Company expenses legal fees and application costs related to its patent application process. There is a high degree of uncertainty in the outcome of approval for any of our patents. Once the patents are approved, any costs incurred to defend and register these patents will be capitalized.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Research and Development: Research and development costs are charged to expense when incurred and are included in the statement of operations. As of December 31, 2013 and 2012, no amounts had been capitalized.

Inventory: Inventory is stated at the lower of cost or market using the first-in, first-out method.

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

We have assessed the Company’s tax position and do not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. We had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2013 and 2012 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2013 and 2012.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2010 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2013 or 2012.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives.

Stock Option Plan: The Company has an equity-based compensation plan which is more fully described in Note 7. Compensation expense is recognized over the required service period. All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

Warrants and Convertible Feature of Long Term Debt: As explained in further detail in Note 7, in accordance with loans obtained by the Company, the lenders hold warrants to purchase shares of common stock. The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. In addition, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31, 2013	December 31, 2012
Stock options	1,548,000	1,856,000
Warrants	11,901,385	10,901,385
Convertible notes and accrued interest	11,762,247	10,099,123
	25,211,632	22,856,508

Reclassifications: Certain amounts in the 2012 financial statements have been reclassified to conform with the 2013 presentation.

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2013	December 31, 2012
Finished products	$17,055	$15,447
Raw materials	99,448	122,923
Inventory	$116,503	$138,370

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2013	December 31, 2012
Equipment, principally gaming equipment	$3,755,098	$3,180,522
Delivery truck	28,140	28,140
Furniture and fixtures	75,177	75,177
Leasehold improvements	91,794	91,794
Property and equipment	3,950,209	3,375,633
Less accumulated depreciation	(2,965,258)	(2,398,268)
Property and equipment, net	$984,951	$977,365

Note 4. License Fees

License fees consist of the following:

	December 31, 2013	December 31, 2012
Purchased licenses	$323,166	$502,450
Less accumulated amortization	(151,149)	(212,690)
Licenses fees, net	$172,017	$289,760

The weighted average useful life of purchased licenses is 3 years.

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2014	$103,510
2015	65,882
2016	2,175
2017	450
$172,017

Note 5. Debt

Notes Payable consist of the following:

	Warrants	December 31, 2013	December 31, 2012

The Co-Investment Fund II, L.P. (”CI II”)	9,401,385	$11,500,000	$10,500,000
Stewart J. Greenebaum, LLC (”Greenebaum”)	2,500,000	3,000,000	3,000,000
Total notes payable		14,500,000	13,500,000
Less: unamortized fair market value of warrants		—	(54,513)
Notes payable, long-term		$14,500,000	$13,445,487

Substantially all of the Company’s assets are pledged as collateral on debt and all of the notes are due on June 30, 2015 with interest on each note payable at maturity.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5. Debt (Continued)

In January 2013 and May 2013, the Company borrowed $500,000 on each occurrence from The Co-Investment Fund II, L.P. (“CI II”). The notes are due on June 30, 2015 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Warrants to purchase 1,000,000 shares of common stock were issued on these notes in December 2013. See Note 9 Related Party Transactions.

In accordance with various loans obtained by the Company, the lenders hold warrants to purchase the following maximum number of shares of common stock as of December 31, 2013:

CI II	Greenebaum	Price per Share	Expiration Date
6,401,385	2,500,000	$1.00	April 12, 2016
1,000,000	—	$1.00	January 17, 2017
1,000,000	—	$1.00	July 6, 2017
500,000	—	$1.00	January 30, 2018
500,000	—	$1.00	May 6, 2018
9,401,385	2,500,000

The purchase price of the common stock is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. Expense recognized for the amortization of the debt discount for the years ended December 31, 2013 and 2012 related to these warrants was $45,467 and $95,412 respectively, and was included in interest expense. Expense recognized for the amortization of the debt discount for the years ended December 31, 2013 and 2012 related to the debt conversion right was $9,046 and $18,096, respectively, and was included in interest expense.

Certain notes in the amount of $8,500,000 and related accrued interest of $3,262,247 at December 31, 2013 are convertible at the discretion of the note holders into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

See Note 7, Stockholders’ Deficit and Note 9, Related Party Transactions for more information on debt and warrant transactions.

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices. The lease was effective in January 2010 and is for a term of sixty seven months. Rental expense under this lease for the years ended December 31, 2013 and 2012 was $129,896 and $61,561, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2014	$108,142
2015	66,254
$174,396

In March 2009, the Company entered into an exclusive license agreement with Hasbro, Inc. to use the SCRABBLE brand in gaming devices distributed in the United States and Canada. The initial term of the agreement was five years with the Company’s right to extend the agreement for two additional five year terms if certain performance standards were met. The agreement called for minimum annual payments and could be cancelled under certain conditions. An amendment to the license agreement between the Company and Hasbro, Inc. was executed in January 2013, modifying the terms of the guarantee license fee payment for the fifth year of the agreement reducing the fee to $150,000 from $300,000.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

In addition, the Company’s sell-off rights and rights to continue any leases are null and void upon the termination of the agreement, which was December 31, 2013.

In October 2009 the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brands POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan. The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to December 2013. In April 2013, the Company was granted the right to sublicense the POPEYE brand for distribution to bar and salon customers only in Spain for the remainder of the renewal term. In December 2013, the Company and Hearst Holdings entered into a second renewal agreement extending the license and sublicense renewal term from January 1, 2014 to December 31, 2016. The extension agreement provides the Company the right to extend the agreement for six additional renewal terms upon the payment of minimum royalties.

In June 2011 the Company entered into an exclusive license agreement with MGM/Brandegenuity, LLC to use the images of the Pink Panther and related family of characters in gaming devices distributed in the United States and Canada. The initial term of the agreement was for three years with the Company’s right to extend the agreement for an additional five years upon payment of minimum royalties.

In November 2011 the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Beetle Bailey and related family of characters in gaming devices distributed worldwide. The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The agreement is currently on a month-to-month basis.

In June 2011, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Blondie and related family of characters in gaming devices distributed worldwide. The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The agreement is currently on a month-to-month basis.

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

At December 31, 2013, the Company had total license fee commitments and advance payments made as follows:

Minimum Commitments
Total royalty and license fee commitments	$84,563
Advances made	(84,563)

Potential future payments	$—

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

As of December 31, 2013, the Company had no outstanding or potential minimum future royalty or license commitments.

Note 7. Stockholders’ Deficit

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2013, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Costs relating to the stock option plan were $15,403 and ($25,969) for the years ended December 31, 2013, and 2012, respectively.

A summary of option transactions in 2013 and 2012 is as follows:

	Shares	Weighted Average Exercise Price
Options at January 1, 2012	2,051,000	$1.34
Options granted	—	—
Options cancelled	(195,000)	1.26
Options at December 31, 2012	1,856,000	1.35
Options granted	—	—
Options cancelled	(308,000)	1.03
Options at December 31, 2013	1,548,000	1.41
Options exercisable at December 31, 2013	1,408,000	1.48
Shares available for grant at December 31, 2013	952,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2013 or 2012.

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. An adjustment of $46,412 was recorded in 2012 with respect to forfeited awards. There was no adjustment in 2013 with respect to forfeited awards.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

The following table summarizes information with respect to stock options outstanding at December 31, 2013:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,548,000	3.5	$1.41	-	1,408,000	3.5	$1.48	-

The following table summarizes information with respect to stock options outstanding at December 31, 2012:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,856,000	3.8	$1.35	-	1,586,000	3.6	$1.46	-

 As of December 31, 2013, there was approximately $8,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of .7 years.

Warrants: In accordance with the loans obtained by the Company, the lenders hold warrants to purchase 11,901,385 shares of the Company’s common stock at a price of $1.00 per share, expiring from April 2016 through May 2018. The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements. The Company calculates the value of these warrants at the time of issuance using a Binomial pricing model.

The following table is a summary of the Company’s warrant activity for the years ended December 31, 2013 and 2012:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at January 1, 2012	9,009,145	1.00
Warrants granted	2,000,000	1.00
Warrants exercised	—	—
Warrants cancelled	(107,760)	—
Warrants at December 31, 2012	10,901,385	1.00
Warrants granted	1,000,000	1.00
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2013	11,901,385	1.00
Warrants exercisable at December 31, 2013	11,901,385

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table summarizes information with respect to warrants outstanding at December 31, 2013:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
11,901,385	2.6	$1.00	-	11,901,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2012:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
10,901,385	3.5	$1.00	-	10,901,385	$1.00	-

The weighted average fair value per share of each warrant granted for the years ended December 31, 2013 and 2012 was $.01.

The fair value of each warrant is estimated on the date of grant using the Binomial pricing model, with the following assumptions for the years ended December 31, 2013 and 2012:

	2013	2012
Weighted average volatility	41.3 .%	43.2%
Expected dividend yield	-	-
Expected term (in years)	2.6	3.5
Weighted average risk free interest rate	.6%	.4%

In January 2013 and May 2013, the Company borrowed $500,000 on each occurrence from a related party. The notes are due on June 30, 2015 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Warrants to purchase 1,000,000 shares of common stock were issued on these notes in December 2013. The aggregate fair market value of the warrants at time of issuance was $3,935.

In January 2012 and in an identical transaction in July 2012, the Company sold 1,000,000 shares of Nonvoting Stock for $1,000,000, and issued a warrant for 1,000,000 shares of our common stock at $1.00 per share (subject to anti-dilution adjustments). The aggregate fair market value of the warrants at time of issuance was $11,928 in January 2012 and $5,497 in July 2012.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Warrants (Continued)

In accordance with various loans obtained by the Company, the lenders hold warrants to purchase the following maximum number of shares as of December 31, 2013:

Shares of Common Stock	Price per Share	Expiration Date
8,901,385	$1.00	April 12, 2016
1,000,000	$1.00	January 17, 2017
1,000,000	$1.00	July 6, 2017
500,000	$1.00	January 30, 2018
500,000	$1.00	May 6, 2018

The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. The fair value of the warrants is included in other long term liabilities in the accompanying balance sheets. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation. In accordance with FASB guidance, warrants and the debt conversion feature are classified within Level 3 because they are valued using the Binomial model. Some of the inputs to these valuations are unobservable in the market and are significant.

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance January 1, 2012	$20,058	$68,992
Fair value of warrants issued in 2012	—	17,425
Net change in fair value	(20,058)	(51,263)
Balance December 31, 2012	—	35,154
Fair value of warrants issued in 2013	—	3,935
Net change in fair value	—	(7,295)
Balance December 31, 2013	$—	$31,794

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Current tax expense:
Federal	$-	$-
State	-	-
	$-	$-

Deferred tax benefit:
Federal	$507,000	$723,000
State	164,000	234,000
Valuation reserve	(671,000)	(957,000)
	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset:
Net operating loss carryforward	$7,322,000	$7,039,000
Accounts receivable reserves	3,000	3,000
Property and equipment	(129,000)	(165,000)
Accrued expenses	2,750,000	2,344,000
Impairment charge	296,000	296,000
Start up costs	37,000	42,000
Stock based compensation	61,000	59,000
Inventory reserves	158,000	192,000
Other	103,000	120,000
	10,601,000	9,930,000
Less valuation allowance	(10,601,000)	(9,930,000)
Net deferred taxes	$—	$—

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the statements of operations is as follows for the years ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012

Federal tax benefit at statutory rate	$(582,000)	$(788,000)
State tax benefit net of federal taxes	(112,000)	(151,000)
Expense on stock options and warrants	4,000	9,000
Warrant valuation	(3,000)	(29,000)
Other	22,000	2,000
Increase in valuation allowance	671,000	957,000
Income tax expense	$—	$—

As of December 31, 2013, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $18,063,000, which expire at various times through 2033. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 9. Related Party Transactions

In January 2013 and May 2013, the Company borrowed $500,000 on each occurrence from The Co-Investment Fund II, L.P. (“CI II”). The notes are due on June 30, 2015 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Warrants to purchase 1,000,000 shares of common stock were issued on these notes in December 2013.

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

During the twelve months ended December 31, 2013 and 2012, respectively, interest on all of the loans from CI II described above amounted to $903,123 and $840,000, respectively, and interest on all of the loans from Greenebaum amounted to $240,000 and $240,000, respectively. During 2013 and 2012, respectively, the Company made no principal or interest payments on those loans.

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $6,500,000 and accrued interest of $2,514,301, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $747,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

CI II and Greenebaum hold the following warrants as of December 31, 2013:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share
CI II	9,401,385	$1.00
Greenebaum	2,500,000	$1.00

Note 10. Subsequent Events

On January 23, 2014, the Company made payment in full against an arbitration claim settled and accrued for in 2012 with a software license supplier. The claim and accrual were reduced by $140,000 at December 31, 2013 and the license supplier accepted the $60,000 payment, and released all liens and judgments against the Company as a result of the payment. There are no further obligations due from the Company or the software license supplier.

Note 11. Recently Issued Pronouncements

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

In July 2013, the FASB issued authoritative guidance regarding the presentation of unrecognized tax benefits resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward that exist at the reporting date. The guidance requires that when such a benefit exists at the reporting date, it should be presented in the financial statements as a reduction to a deferred tax asset. To the extent the tax

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 11 – Recently Issued Pronouncements (continued)

benefit is not available, is disallowed by jurisdictional law, or is not intended to be used by the entity at the reporting date, it should be presented as a liability and should not be combined with deferred tax assets. The guidance will be effective for fiscal years beginning after December 15, 2013 and the Company does not expect that the adoption of this guidance will have a material impact on our financial statements.

In December 2013, the FASB issued an amendment to the Accounting Standards Codification (“ASC”) providing the definition of a Public Business Entity and added the definition to the Master Glossary. There is no effective date for the amendment however the term public business entity will be used in 2014 and future ASC updates. As an entity that is required by the SEC to file and furnish financial statements with the SEC, the Company is considered by definition as a “public business entity”. This amendment does not affect the Company’s existing requirements however it improves applicability of future accounting and reporting guidance by providing a single definition of a public business entity.

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

As of December 31, 2013, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) refers to the process designed by, or under the supervision of, our CEO and Controller, or affected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (1992) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective as of December 31, 2013.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Below is certain information regarding our directors and executive officers. All of the Company’s directors took office on January 29, 2008, except Mr. Haveson, who became a director of the Company on September 6, 2007. Mr. Strano became president of the Company in December 2009.

Name	Age	Position Held with the Company
Brian Haveson	50	Chairman, CEO, President, Director
Christopher Strano	41	President of Lightning Gaming, Inc.
Donald Caldwell	67	Director
Frederick Tecce	78	Director

Brian Haveson

Mr. Haveson has served as CEO and President of the Company since August 2007, CEO of Lightning Poker since October 1, 2006, President of Lightning Poker from March 2008 to December 2009 and a director of Lightning Poker since June 2005. From 1994 through 2002, Mr. Haveson served as CFO and CEO of Nutri/System, Inc. Prior to that he was a manager for 4 years with Arthur Andersen in its Turnaround Group. Mr. Haveson has been a professional poker player for over 15 years, cashing in 26 major tournaments including 8 World Series of Poker. He won best overall player honors at the 2002 World Poker Finals. Mr. Haveson received a Bachelor of Science degree in Aerospace Engineering from the University of Maryland and a Masters in Management from Purdue University. Mr. Haveson’s successful tenure as the CEO of Nutri/System, his consulting role and his professional poker playing background provide our Company with a seasoned and experienced CEO with a player’s perspective.

Christopher Strano

Mr. Strano was appointed President of the Company in December 2009, and previously served as Chief Marketing Officer since June 2009. Prior to joining the Company, Mr. Strano was Vice President of Sales and Marketing for AC Coin & Slot, from June 2004 to June 2009. Prior to 2004, Mr. Strano served as Director of Marketing for Franklin Electronic Publishers, Inc. from October 2000 to June 2004. Mr. Strano holds a Master of Business Administration degree from Drexel University's LeBow School of Business and a Bachelor of Science degree from Trenton State College.

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

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including: Quaker Chemical Corporation (NYSE); Voxware Inc.; Rubicon Technology, Inc. (NASDAQ); InsPro Technologies Corp.; Amber Road; RootStock Software; Sagence Group; Pennsylvania Academy of the Fine Arts (Chairman Emeritus); and the Committee for Economic Development.

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

Frederick Tecce

Mr. Tecce has been a director since June 2005. Mr. Tecce is a managing director and Of Counsel to Cross Atlantic. Mr. Tecce works closely with Mr. Caldwell on fundraising, as well as overseeing Cross Atlantic's legal issues, including contracts and intellectual property rights. Mr. Tecce is also Of Counsel to the law firm Buchanan, Ingersoll & Rooney PC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (“10% Shareholders”) to file with the SEC certain reports regarding their stock ownership and stock transactions (“Section 16(a) Reports”). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that the reporting persons, Donald Caldwell and Frederick Tecce, who are directors and 10% Shareholders, and CI II, which is a 10% Shareholder, did not meet their Section 16(a) reporting obligations on a timely basis during our last fiscal year, and did not file Form 4 to report Warrants issued on December 18, 2013.

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we or Lightning Poker paid in 2013 and 2012 to Brian Haveson, our and Lightning Poker’s principal executive officer; Christopher Strano, President of Lightning Gaming; and Robert Ciunci, our and Lightning Poker’s principal financial officer until his resignation in May 2012 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Brian Haveson, Chairman and CEO	2013 2012	$250,000 $250,000	$10,000 $-	$- $-	$- $-	$- $-	$- $-	$5,313 $2,604	$265,313 $252,604

Christopher Strano, President of Lightning Gaming (3)	2013 2012	$210,800 $210,800	$10,000 $-	$- $-	$- $-	$- $-	$- $-	$4,479 $3,513	$225,279 $214,313

Robert Ciunci, CFO (4)	2013 2012	$- $38,368	$- $-	$- $-	$- $-	$- $-	$- $-	$- $918	$- $39,286

NOTES:

(1)	Bonus was calculated as a pool at 20% on Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) for 2013 and payable to all non-sales employees. All individual bonus amounts were allocated based on gross annual wages and paid in January 2014.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all salaried employees.
(3)	Mr. Strano's employment contract provides for, among other things, (a) monthly base salary of $17,568, (b) one year's severance pay if his employment terminates other than for cause and he does not accept employment with a gaming company during the one-year period, (c) options for 250,000 shares at an exercise price of $.27 per share under the 2007 Plan and (d) an incentive compensation plan that guaranteed at least $25,000 after one year of employment.
(4)	On May 11, 2012, the Company received and accepted Mr. Ciunci’s resignation.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day / mo/ year)
Brian Haveson (1)	500,000	-	-	$2.56	08/08/2017
	200,000	50,000	-	$.28	07/05/2014
Christopher Strano (2)	200,000	50,000	-	$.28	29/06/2019

NOTES:

(1)	At December 31, 2013, Mr. Haveson held options to purchase an aggregate of 750,000 shares. Options for 700,000 shares were fully vested as of August 2013 and options for 50,000 shares vest each May until 2014.
(2)	At December 31, 2013, Mr. Strano held options to purchase 250,000 shares. Options for 50,000 shares vest each June until 2014.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our common stock and Nonvoting Stock were beneficially owned as of March 15, 2014 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options or warrants, within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,652,474) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock		Nonvoting Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	10,241,385 (3)	72.9%	3,000,000	66.7%
Fredrick C. Tecce (2)	9,831,385 (4)	70.0%	3,000,000	66.7%
Brian Haveson	1,438,409 (5)	26.9%	—	—
Christopher Strano	200,000 (6)	4.1%	—	—
All directors and executive officers as a group (4 persons)	12,309,794 (9)	82.3%	3,000,000	66.7%

5% Shareholders:
CI II and related parties (1) (2)	9,401,385 (7)	66.9%	3,000,000	66.7%
Seth Berger	469,916 (8)	9.6%	—	—
Stewart J. Greenebaum, LLC (“Greenebaum”)	2,500,000 (10)	35.0%	1,500,000	33.3%

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO. Consequently, Cross Atlantic and Mr. Caldwell may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	CI II is managed by Cross Atlantic of which Mr. Tecce is a managing director and counsel. Consequently, Cross Atlantic and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(3)	Includes warrants to purchase 9,401,385 shares held by CI II.

(4)	Includes warrants to purchase 9,401,385 shares held by CI II. Also includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(5)	Includes options to purchase 700,000 shares.

(6)	Consists of options to purchase shares.
(7)	Consists of warrants to purchase shares. The address of CI II and its manager, Cross Atlantic, is Five Radnor Corporate Center, Suite 555, 100 Matsonford Road, Radnor, PA 19087.

(8)	Includes options to purchase 240,000 shares. Mr. Berger’s address is 3 Dovecote Lane, Malvern, PA 19355.
(9)	Includes an aggregate of 10,301,385 shares that can be acquired through the exercise of options and warrants.

(10)	Consists of warrants to purchase shares. The address of Greenebaum is 1829 Reisterstown Road, Suite 300, Baltimore, MD 21208.

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

In January and May 2013, the Company borrowed $500,000 on each occurrence from CI II. The promissory notes are due on June 30, 2015 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of CI II. Warrants were issued on these notes in December 2013 for the purchase of up to 500,000 shares of common stock at $1.00 per share with an expiration date of January 30, 2018 and the purchase of up to 500,000 shares of common stock at $1.00 per share with an expiration date of May 6, 2018. The fair market value of the warrants at time of issuance was $3,935.

CI II and Greenebaum hold notes in the aggregate principal amount of $11,500,000 and $3,000,000, respectively, as of February 28, 2014, with a weighted average interest rate of 8% per annum.

For 2012, interest on the notes held by CI II and Greenebaum in 2012 amounted to $840,000 and $240,000, respectively. For 2013, interest on the notes held by CI II and Greenebaum in 2013 amounted to $903,123 and $240,000, respectively. During 2012 and 2013, we made no principal or interest payments on the notes. As of February 28, 2014, the aggregate accrued but unpaid interest on all of the notes held by CI II and Greenebaum respectively, was $5,397,318 and $1,309,151.

Included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $6,500,000 and accrued interest of $2,514,301 as of December 31, 2013, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also, notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $747,945 as of December 31, 2013, are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

CI II and Greenebaum hold the following common stock warrants as of March 15, 2014:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share
CI II	9,401,385	$1.00
Greenebaum	2,500,000	$1.00

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of McGladrey LLP (“McGladrey”) as our principal accountant to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2013. McGladrey previously performed similar audit and review services for us and Lightning Poker for the years ended December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007.

Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our audit committee. All of our principal accountant’s services for our last two fiscal years, which consisted solely of audit services, were within the scope of the engagement that our audit committee approved before we entered into the engagement. The aggregate fees billed to us by McGladrey in 2013 and in 2012 were $90,000 and $120,295, respectively. All of McGladrey’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (b) Exhibits

EXHIBIT NUMBER		EXHIBIT DESCRIPTION
2.1	*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1	*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2	*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
10.1	*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2	*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3	*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*		Lightning Poker Warrant for Stock (909,091 shares) issued to The Co-Investment Fund II, L.P. (“CI II”) dated July 25, 2006 (see Exhibit 10.6 to Form 8-K filed January 30, 2008)
10.5 *		Lightning Poker Warrant for Stock (909,091 shares) issued to CI II dated November 8, 2006 (see Exhibit 10.7 to Form 8-K filed January 30, 2008)
10.6 *		Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.7 *		Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.8*		Lightning Poker Amended and Restated Warrant for Stock ($500,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.10 to Form 8-K filed January 30, 2008)
10.9*		Lightning Poker Amended and Restated Warrant for Stock ($250,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.11 to Form 8-K filed January 30, 2008)

10.10*	Lightning Poker Warrant for Stock ($2,000,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.12 to Form 8-K filed January 30, 2008)

10.11*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)

10.12*	Loan Agreement dated July 27, 2006 by and among PokerMatic, Inc. d/b/a Lightning Poker and CI II (see Exhibit 10.17 to Form 8-K/A filed April 29, 2008)
10.13*	Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.18 to Form 8-K/A filed April 29,2008)
10.14*	First Amendment dated April 12, 2007 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.19 to Form 8-K/A filed April 29, 2008)
10.15 *	Loan Agreement dated June 27, 2007 by and among Lightning Poker, CI II, SIG Strategic Investments, LLLP (“SIG”) and Stewart J. Greenebaum, LLC (“Greenebaum”) (see Exhibit 10.21 to Form 8-K/A filed April 29, 2008)
10.16*	Second Amendment dated January 16, 2008 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.20 to Form 8-K/A filed April 29, 2008)
10.17*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.18*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.19*	Loan Agreement dated June 30, 2008 among Lightning Poker, SIG and CI II (see Exhibit 99.1 to Form 8-K filed July 7, 2008)
10.20*	Promissory Note issued by Lightning Poker to CI II dated June 30, 2008 (see Exhibit 99.2 to Form 8-K filed July 7, 2008)
10.21*	Warrant for Stock issued by the Company to CI II dated June 30, 2008 (see Exhibit 99.4 to Form 8-K filed July 7, 2008)
10.22*	Guaranty Agreement by the Company in favor of CI II as the Lenders’ Agent (“Agent”) dated June 30, 2008 (see Exhibit 99.6 to Form 8-K filed July 7, 2008)
10.23*	Security Agreement between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.7 to Form 8-K filed July 7, 2008)
10.24*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.8 to Form 8-K filed July 7, 2008)
10.25*	Intellectual Property Security Agreement for Copyrights and Masked Works between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.9 to Form 8-K filed July 7, 2008)
10.26*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.27*	Agreement with CI II, dated as of December 31, 2008 and entered into on March 26, 2009, to extend the maturity date of promissory notes (see Exhibit 10.1 to Form 10-Q filed May 15, 2009)
10.28*	Amendment to Loan Agreements, dated September 10, 2009, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed September 15, 2009)
10.29*	Note and Warrant Purchase Agreement, dated December 11, 2009, among the Company, CI II, Greenebaum and SIG (see Exhibit 99.1 to Form 8-K filed December 15, 2009)
10.30*	Promissory Note, restated as of June 27, 2007, issued by Lightning Poker to CI II (see Exhibit 99.2 to Form 8-K filed December 15, 2009)
10.31*	Warrant for Stock (250,000 shares), dated December 11, 2009, issued to CI II (see Exhibit 99.4 to Form 8-K filed December 15, 2009)
10.32*	Debt Conversion Agreement among the Company, Lightning Poker and Greenebaum, dated February 5, 2010 (see Exhibit 99.1 to Form 8-K filed February 26, 2010)
10.33*	Loan Agreement among Lightning Poker, CI II and Greenebaum, dated February 22, 2010 (see Exhibit 99.2 to Form 8-K filed February 26, 2010)

10.34*	Promissory Note issued by Lightning Poker to CI II, dated February 22, 2010 (see Exhibit 99.3 to Form 8-K filed February 26, 2010)
10.35*	Warrant for Stock ($1,000,000 of shares) issued to CI II, dated February 22, 2010 (see Exhibit 99.5 to Form 8-K filed February 26, 2010)
10.36*	Guaranty Agreement by the Company in favor of CI II as Agent, dated February 22, 2010 (see Exhibit 99.7 to Form 8-K filed February 26, 2010)
10.37*	Security Agreement between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.8 to Form 8-K filed February 26, 2010)
10.38*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.9 to Form 8-K filed February 26, 2010)
10.39*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.10 to Form 8-K filed February 26, 2010)
10.40*	Note and Warrant Purchase Agreement among the Company, CI II, Greenebaum and SIG, dated March 19, 2010 (see Exhibit 99.1 to Form 8-K filed March 25, 2010)
10.41*	Promissory Note issued by Lightning Poker to CI II, restated as of June 30, 2008 (see Exhibit 99.2 to Form 8-K filed March 25, 2010)
10.42*	Warrant for Stock (250,000 shares) issued to CI II, dated March 19, 2010 (see Exhibit 99.3 to Form 8-K filed March 25, 2010)
10.43*	First Amendment to Loan Agreement, dated December 31, 2010, between Lightning Poker and Greenebaum (see Exhibit 10.51 to Form 10-K filed April 7, 2011)
10 44*	Amendment to Loan Agreements, dated December 8, 2010, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed December 13, 2010)
10.45*	Amendment to Loan Agreements, dated January 10, 2011, between Lightning Poker and Greenebaum (see Exhibit 99.1 to Form 8-K filed January 13, 2011)
10.46*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.47*	Loan Agreement between the Company and CI II, dated April 12, 2011 (see Exhibit 99.1 to Form 8-K filed April 15, 2011)
10.48*	Promissory Note issued by the Company to CI II, dated April 12, 2011 (see Exhibit 99.2 to Form 8-K filed April 15, 2011)
10.49*	Warrant for Stock issued by the Company to CI II, dated April 12, 2011 (see Exhibit 99.3 to Form 8-K filed April 15, 2011)
10.50*	Guaranty Agreement by Lightning Poker in favor of CI II, dated April 12, 2011 (see Exhibit 99.4 to Form 8-K filed April 15, 2011)
10.51*	Security Agreement between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.5 to Form 8-K filed April 15, 2011)
10.52*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.6 to Form 8-K filed April 15, 2011)
10.53*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.7 to Form 8-K filed April 15, 2011)
10.54*	Debt Conversion Agreement among the Company, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.1 to Form 8-K filed June 29, 2011)
10.55*	Securities Purchase Agreement among the Company, Lightning Poker and Greenebaum, dated June 23, 2011 (see Exhibit 99.2 to Form 8-K filed June 29, 2011)
10.56*	Omnibus Amendments to Warrants for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011, with respect to Warrants for Stock dated July 25, 2006; November 8, 2006; December 11, 2009; and March 19, 2010 (see Exhibit 99.3 to Form 8-K filed June 29, 2011)

10.57*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 27, 2007 (see Exhibit 99.4 to Form 8-K filed June 29, 2011)
10.58*	Amendment No. 1 to Amended and Restated Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $250,000, dated June 27, 2007) (see Exhibit 99.5 to Form 8-K filed June 29, 2011)
10.59*	Amendment No. 1 to Amended and Restated Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $500,000, dated June 27, 2007) (see Exhibit 99.6 to Form 8-K filed June 29, 2011)
10.60*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $1,000,000, dated February 22, 2010) (see Exhibit 99.7 to Form 8-K filed June 29, 2011)
10.61*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 30, 2008) (see Exhibit 99.8 to Form 8-K filed June 29, 2011)
10.62*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated April 12, 2011) (see Exhibit 99.9 to Form 8-K filed June 29, 2011)
10.63*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 500,000 shares, previously dated February 22, 2010) (see Exhibit 99.10 to Form 8-K filed June 29, 2011)
10.64*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated March 19, 2010) (see Exhibit 99.11 to Form 8-K filed June 29, 2011)
10.65*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated December 11, 2009) (see Exhibit 99.12 to Form 8-K filed June 29, 2011)
10.66*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (originally authorizing the purchase of $1,000,000 worth of shares at $2.572 per share before adjustments, previously dated June 27, 2007) (see Exhibit 99.13 to Form 8-K filed June 29, 2011)
10.67*	Warrant for Stock issued to Greenebaum for 1,000,000 shares, dated June 23, 2011 (see Exhibit 99.14 to Form 8-K filed June 29, 2011)
10.68*	Omnibus Allonge to Promissory Notes among the Company, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.15 to Form 8-K filed June 29, 2011)
10.69*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated February 22, 2010) (see Exhibit 99.16 to Form 8-K filed June 29, 2011)
10.70*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated June 30, 2008) (see Exhibit 99.17 to Form 8-K filed June 29, 2011)
10.71*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated June 27, 2007) (see Exhibit 99.18 to Form 8-K filed June 29, 2011)
10.72*	Investor Rights Agreement among the Company, CI II and Greenebaum, dated June 23, 2011 (see Exhibit 99.19 to Form 8-K filed June 29, 2011)

10.73*	Securities Purchase Agreement among the Company, Lightning Poker and CI II, dated January 17, 2012 (see Exhibit 99.1 to Form 8-K filed January 23, 2012)
10.74*	Warrant for Stock (1,000,000 shares) issued by the Company to CI II, dated January 17, 2012 (see Exhibit 99.2 to Form 8-K filed January 23, 2012)
10.75*	Securities Purchase Agreement among the Company, Lightning Poker and CI II, dated July 6, 2012 (see Exhibit 99.1 to Form 8-K filed July 16, 2012)
10.76*	Warrant for Stock (1,000,000 shares) issued by the Company to CI II, dated July 6, 2012 (see Exhibit 99.2 to Form 8-K filed July 16, 2012)
10.77*	Promissory Note, dated January 30, 2013, issued by the Company to CI II (see Exhibit 99.1 to Form 8-K filed March 5, 2013)
10.78*	Promissory Note, dated May 6, 2013, issued by the Company to CI II (see Exhibit 99.1 to Form 8-K filed May 6, 2013)
10.79*	Omnibus Allonge to Promissory Notes between the Company and CI II (see Exhibit 99.1 to Form 8-K filed December 20, 2013)
10.80*	Warrant for Stock (500,000 shares) issued by the Company to CI II, dated December 18, 2013 (see Exhibit 99.2 to Form 8-K filed December 20, 2013)
10.81*	Warrant for Stock (500,000 shares) issued by the Company to CI II, dated December 18, 2013 (see Exhibit 99.3 to Form 8-K filed December 20, 2013)
21.1*	List of subsidiaries (see Exhibit 21.1 to Form 10-K filed April 7, 2011)
23.1	Consent of McGladrey LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101**	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	Chief Executive Officer, Director	March 28, 2014
Brian Haveson	(Principal Executive Officer)

/s/ Brian Haveson	Chief Financial Officer	March 28, 2014
Brian Haveson	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 28, 2014
Donald Caldwell

/s/ Fredrick C. Tecce	Director	March 28, 2014
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2013 and 2012
	Balance at Beginning of period	Additions Charges to Costs and Expenses	Deductions Writeoffs	Balance at End of Period
Year ended December 31, 2012

Allowance for deferred taxes	$8,973,000	$957,000	-	$9,930,000

Allowance for doubtful accounts	$171,060	$-	$163,806	$7,254

Year ended December 31, 2013

Allowance for deferred taxes	$9,930,000	$671,000	$-	$10,601,000

Allowance for doubtful accounts	$7,254	$-	$-	$7,254