Form 10-Q
period 2014-03-31
Lightning Gaming, Inc.
filed 2014-05-12
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of April 30, 2014; 4,500,000 Series A Nonvoting Capital Stock shares as of April 30, 2014

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Current Assets
Cash	$241,502	$462,200
Accounts receivable, net	325,593	297,820
Inventory	110,714	116,503
Prepaid expenses	231,199	102,130
Total Current Assets	909,008	978,653

Property and Equipment, net	906,206	984,951

Other Assets	8,193	8,193
License fees, net of accumulated amortization	147,583	172,017

Total Assets	$1,970,990	$2,143,814

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$295,940	$293,227
Accrued expenses	145,165	204,660
Total Current Liabilities	441,105	497,887

Long Term Debt and Other Liabilities
Long term notes payable	14,500,000	14,500,000
Interest payable and other liabilities	6,802,949	6,513,223
Other long term liabilities	35,807	41,926
Fair value of warrants and convertible feature of long term debt	31,794	31,794
Total Long Term Debt and Other Liabilities	21,370,550	21,086,943

Commitments (Note 6)

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding	4,661	4,661

Additional paid in capital	7,631,625	7,628,404
Accumulated deficit	(27,473,640)	(27,070,770)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(19,840,665)	(19,441,016)

Total Liabilities and Stockholders’ Deficit	$1,970,990	$2,143,814

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$896,994	$816,624
Sales of gaming products and parts	27,151	68,000
Total revenues	924,145	884,624

Costs and operating expenses
Cost of products sold	—	32,528
Operating expenses	189,221	254,976
Research and development	118,908	107,852
Selling, general and administrative expenses	531,430	423,868
Depreciation and amortization	197,730	213,762
Total costs and operating expenses	1,037,289	1,032,986

Operating loss	(113,144)	(148,362)

Non-operating expense
Net interest expense	(289,726)	(305,062)
Net loss	$(402,870)	$(453,424)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.04)	$(0.05)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,500,000
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)

Net Cash Used in Operating Activities	$(168,516)	$(218,434)

Cash Flows From Investing Activities
Purchase of equipment	(79,433)	(101,256)
Proceeds from sale of equipment	27,000	68,000
(Increase) decrease in license fees	251	(143,499)

Net Cash Used in Investing Activities	(52,182)	(176,755)

Cash Flows From Financing Activities
Net Proceeds from issuance of Notes	—	500,000

Net Cash Provided By Financing Activities	—	500,000

Net Increase (Decrease) in Cash	(220,698)	104,811

Cash - Beginning of period	462,200	187,782

Cash - End of period	$241,502	$292,593

Supplemental Disclosure of Non-Cash Financing Activities:

Inventory transferred to fixed assets	$15,370	$12,751

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2014

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

On January 29, 2008, Lightning Gaming, Inc. (formerly known as Red Pearl Acquisition Corp.) (the “Company”), completed a merger (the "Merger") with Lightning Poker, Inc. (“Lightning Poker”). As a result of the Merger, Lightning Poker became a wholly owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market a fully automated, proprietary electronic poker table (the “Poker Table”) to commercial and tribal casinos, card clubs, and other gaming and lottery venues. Lightning Poker’s Poker Table is designed to improve economics for casino operators while improving overall player experience.

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Penny Palooza
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Blondie’s Penny Bonanza	•	Just Jackpots
•	Hagar the Horrible	•	Duck Dynamite
•	Beetle Bailey	•	Candy Cash
•	Pink Panther	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slot Machines, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 28, 2014 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2013 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and has had net operating losses and negative cash flows from operations since inception, and expects these conditions to improve. However, the generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

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

The allowance for doubtful accounts at March 31, 2014 and December 31, 2013 was $7,254.

Recent Accounting Pronouncements

In July 2013, the FASB issued authoritative guidance regarding the presentation of unrecognized tax benefits resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward that exist at the reporting date. The guidance requires that when such a benefit exists at the reporting date, it should be presented in the financial statements as a reduction to a deferred tax asset. To the extent the tax benefit is not available, is disallowed by jurisdictional law, or is not intended to be used by the entity at the reporting date, it should be presented as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013 and the Company does not expect that the adoption of this guidance will have a material impact on our financial statements.

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

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2014	December 31, 2013
Finished products	$1,685	$17,055
Raw materials and work in process	109,029	99,448
Inventory	$110,714	$116,503

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2014	December 31, 2013
Equipment, principally gaming equipment under lease	$3,833,714	$3,755,098
Delivery truck	28,140	28,140
Furniture and fixtures	75,177	75,177
Leasehold improvements	91,794	91,794
Property and equipment	4,028,825	3,950,209
Less accumulated depreciation	(3,122,619)	(2,965,258)
Property and equipment, net	$906,206	$984,951

Note 4.  License Fees

License fees consist of the following:

	March 31, 2014	December 31, 2013
Purchased licenses	$322,915	$323,166
Less accumulated amortization	(175,332)	(151,149)
License fees, net	$147,583	$172,017

Purchased licenses are amortized over 3 years.

Note 5.  Debt

Notes payable consists of the following:

	Warrants	March 31, 2014	December 31, 2013

The Co-Investment Fund II, L.P. (“CI II”)	9,401,385	$11,500,000	$11,500,000
Stewart J. Greenebaum, LLC (“Greenebaum”)	2,500,000	3,000,000	3,000,000
Total notes payable, long term		$14,500,000	$14,500,000

Substantially all of the Company’s assets are pledged as collateral on debt and all of the notes are due on June 30, 2015 with interest at 8% on each note payable at maturity.

In accordance with various loans obtained by the Company, the lenders hold warrants to purchase the following maximum number of shares of common stock as of March 31, 2014:

CI II	Greenebaum	Price per Share	Expiration Date
6,401,385	2,500,000	$1.00	April 12, 2016
1,000,000	—	$1.00	January 17, 2017
1,000,000	—	$1.00	July 6, 2017
500,000	—	$1.00	January 30, 2018
500,000	—	$1.00	May 6, 2018
9,401,385	2,500,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.  Debt (Continued)

The purchase price of the common stock is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. Expense recognized for the amortization of the debt discount for the three months ended March 31, 2014 and 2013 related to these warrants was $0 and $23,853 respectively, and was included in interest expense. Expense recognized for the amortization of the debt discount for the three months ended March 31, 2014 and 2013 related to the debt conversion right was $0 and $4,524, respectively, and was included in interest expense.

Certain notes in the amount of $8,500,000 and related accrued interest of $3,431,973 at March 31, 2014 are convertible at the discretion of the note holder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

See Note 7, Stockholders’ Deficit, and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices. The lease was effective in January 2010 and is for a term of sixty seven months. Rental expense under this lease for the three months ended March 31, 2014 and 2013 was $30,772 and $27,285, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2014	$81,107
2015	66,254
$147,361

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

In October 2009 the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brands POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan. The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to December 2013. In April 2013, the Company was granted the right to sublicense the POPEYE brand for distribution to bar and salon customers only in Spain for the remainder of the renewal term. In December 2013, the Company and Hearst Holdings entered into a second renewal agreement extending the license and sublicense renewal term from January 1, 2014 to December 31, 2016. The extension agreement provides the Company the right to extend the agreement for six additional renewal terms upon the payment of $200,000 in minimum royalties.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

In June 2011, the Company entered into an exclusive license agreement with MGM/Brandegenuity, LLC to use the images of the Pink Panther and related family of characters in gaming devices distributed in the United States and Canada. The initial term of the agreement is for three years with the Company’s right to extend the agreement for an additional five years upon payment of $250,000 in minimum royalties.

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

In November 2011, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Beetle Bailey and related family of characters in gaming devices distributed worldwide. The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The agreement is currently on a month-to-month basis.

In March 2013, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Hagar the Horrible and related family of characters in gaming devices distributed worldwide. The initial term of the agreement runs from April 1, 2013 to June 30, 2015. The Company will have the right to extend the agreement for eight additional one-year terms upon payment of $50,000 in minimum royalties.

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

At March 31, 2014, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$84,563
Advances made	(84,563)
Potential future payments	$—

As of March 31, 2014, the Company had no outstanding or potential minimum future royalty or license commitments.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

A summary of option transactions in 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,548,000	$1.41
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2014	1,548,000	$1.41
Options available for grant under the Stock Plan at March 31, 2014	952,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the three months ended March 31, 2014 and 2013.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended March 31, 2014 and 2013 was $3,221 and $3,977, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2014:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,548,000	3.3	$1.41	-	1,408,000	3.3	$1.48	-

The following table summarizes information with respect to stock options outstanding at December 31, 2013:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,548,000	3.5	$1.41	-	1,408,000	3.5	$1.48	-

As of March 31, 2014, there was approximately $5,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of .4 years.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants:  In accordance with the loans obtained by the Company, the lenders hold warrants to purchase 11,901,385 shares of the Company’s common stock at a price of $1.00 per share, expiring at various times from April 2016 through May 2018. The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements. The Company calculates the value of these warrants at the time of issuance using a Binomial Pricing Model.

The following table is a summary of the Company’s warrant activity for the three months ended March 31, 2014:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2013	11,901,385	$1.00
Warrants granted	-	-
Warrants exercised	-	-
Warrants cancelled	-	-
Warrants outstanding at March 31, 2014	11,901,385	$1.00

The following table summarizes information with respect to warrants outstanding at March 31, 2014:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
11,901,385	2.4	$1.00	-	11,901,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2013:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
11,901,385	2.6	$1.00	-	11,901,385	$1.00	-

For the three months ended March 31, 2014, the weighted average fair value per share of each warrant was $.01.

The fair value of each warrant is estimated using the Binomial pricing model, with the following assumptions for the three months ended March 31, 2014:

2014

Weighted average volatility	41.1%
Expected dividend yield	-
Expected term (in years)	2.4
Weighted average risk free interest rate	.6%

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants (Continued)

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2013	$—	$31,794
Fair value of warrants issued in 2014	—	—
Net change in fair value	—	—
Balance March 31, 2014	$—	$31,794

Note 8.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2014, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $18,185,000, which expire at various times through 2034. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

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

During the three months ended March 31, 2014 and 2013 interest expense on all of the loans from CI II and Greenebaum described above amounted to $289,726 and $276,685, respectively. During 2014 and 2013, the Company made no principal or interest payments on those loans.

At March 31, 2014, included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $6,500,000 and accrued interest of $2,644,028, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also at March 31, 2014, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $787,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

CI II and Greenebaum hold the following warrants as of March 31, 2014:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share

CI II	9,401,385	$1.00
Greenebaum	2,500,000	$1.00

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 13% of its revenue from its top three customers for the three months ended March 31, 2014 and 27% of its revenue from its top three customers for the three months ended March 31, 2013.

Note 11. Subsequent Events

On April 23, 2014, the Company and a former service provider entered into an agreement whereby both parties settled and released all claims regarding disputed work previously performed and the service provider has agreed to discharge all open invoices regarding the disputed work outstanding as of that date. The total amount of the invoices discharged amounted to $110,799 and were reversed and adjusted against the Company’s compliance costs in April 2014.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Penny Palooza
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Blondie’s Penny Bonanza	•	Just Jackpots
•	Hagar the Horrible	•	Duck Dynamite
•	Beetle Bailey	•	Candy Cash
•	Pink Panther	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune

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

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 228 slot machines out on lease or revenue share in 58 different casinos and cruise ships. As of April 30, 2014, we have sold or leased 61 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in Alberta and British Columbia in Canada and Arizona, California, Connecticut, Florida, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, New Jersey, New Mexico, Oklahoma, and Pennsylvania in the United States.

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $402,870 in the three months ended March 31, 2014.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2014 were $924,000 compared to $885,000 for the comparable prior year period. The increase in revenues was due to the increase in revenues from the placement of our slot machines.

Sales of gaming products, namely slot machines, decreased by $41,000 to $27,000 for the three months ended March 31, 2014 as compared to $68,000 for the three months ended March 31, 2013. Although the total sales volume was 60% lower, profit generated from the sale of the units in 2014 was just $27,000, 23% or $8,000 lower than the $35,000 profit generated from the sales in 2013.

Lease and license fees increased by a net of $80,000 (10%) to $897,000 for the three months ended March 31, 2014 as compared to $817,000 for the three months ended March 31, 2013. The placement of 50 additional slot machines in casinos generated a $259,000 increase in license fees which was offset by a $179,000 decrease from poker table lease revenue as a result of one-time lease settlements that occurred in 2013.

Cost of Products Sold

For the three months ended March 31, 2014, cost of products sold decreased $33,000 (100%) as compared to the three months ended March 31, 2013 due to the sale of fully depreciated slot machines. Gross margin on the slot machine sales was 100% for the three months ended March 31, 2014 versus 52% for the three months ended March 31, 2013.

Operating Expenses

Operating expenses decreased by $66,000 to $189,000 for the three months ended March 31, 2014, from $255,000 for the three months ended March 31, 2013. This decrease was the result of several factors: 1) the transition from licensed to proprietary themes which reduced royalty costs; 2) the reduction in the total number of conversions that occurred during the quarter (55 in 2014 versus 82 in 2013); and 3) the reduction of commission and legal costs associated with the one-time poker table lease revenue settlements made during the first quarter of 2013.

Research and Development Expenses

Research and development expenses increased by $11,000 to $119,000 for the three months ended March 31, 2014, from $108,000 for the three months ended March 31, 2013. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists. This increase was due to the increase in salary and related benefit costs for research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $107,000 to $531,000 for the three months ended March 31, 2014, from $424,000 for the three months ended March 31, 2013.  This increase was primarily due to higher compliance, regulatory and lab costs and the increase in marketing staff that occurred beginning in the second quarter of 2013.

Depreciation and Amortization

Depreciation and amortization decreased by $16,000 to $198,000 for the three months ended March 31, 2014 from $214,000 for the three months ended March 31, 2013. This decrease was the result of the reduction of depreciation for poker tables that were fully depreciated in 2013 and the elimination of amortization for the license fee relating to the Hasbro brand that was fully amortized in 2013.

Net Interest Expense

Net interest expense decreased by $15,000 to $290,000 for the three months ended March 31, 2014 from $305,000 for the three months ended March 31, 2013. This decrease was as a result of the reduction of expense from fully amortized interest relating to the debt discounts offset by the increase from the additional loans issued in 2013.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2014	2013	Change
Net cash used in operating activities	$(168,516)	$(218,434)	$49,918
Net cash used in investing activities	(52,182)	(176,755)	124,573
Net cash provided by financing activities	—	500,000	(500,000)
Net increase (decrease ) in cash	(220,698)	104,811	(325,509)
Cash, beginning of year	462,200	187,782
Cash, end of period	$241,502	$292,593

For the three months ended March 31, 2014, net cash used in operating activities decreased $50,000 (23%) to $168,000 as compared to $218,000 for the three months ended March 31, 2013. The decrease in the use of cash for operating activities was primarily due to the increase in slot machine revenues.

Net cash used in investing activities decreased $125,000 to $52,000 for the three months ended March 31, 2014 from $177,000 for the three months ended March 31, 2013. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This decrease consisted of a $166,000 reduction in both slot machine purchases and investments in brand licenses offset by the decrease in proceeds from the sale of slot machines of $41,000.

Net cash provided by financing activities was $0 for the three months ended March 31, 2014, a decrease of $500,000 from $500,000 for the three months ended March 31, 2013, which represented the net proceeds from the issuance of a note payable in January 2013 from CI II.

Operations and Liquidity Management

For the three months ended March 31, 2014, we incurred a net loss of $402,870 and used $168,516 of cash in operating activities. At March 31, 2014, our cash balance was $241,502. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are between approximately $300,000 to $350,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we may require additional capital or financing to support our operations during our 2014 fiscal year. We have received assurance from a major stockholder to support our operations through June 30, 2015 should such support become necessary.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2014:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$21,302,949	$-	$21,302,949	$-	$-
Operating lease obligations (2)	147,361	109,501	37,859	-	-
Total	$21,450,310	$109,501	$21,340,808	$-	$-

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

Off-Balance Sheet Arrangements

As of March 31, 2014, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, and have had net operating losses and negative cash flows from operations since the Company’s inception. Conditions have improved during 2013 and the Company expects these conditions to continue to improve during 2014, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on the Company’s cash flow projections and anticipated revenues, the Company believes it may require additional capital or financing to support its operations during 2014. The Company has received assurance from a major stockholder to support its operations through June 30, 2015 should such support become necessary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2014, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 1A. Risk Factors.

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

Date: May 12, 2014	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

