Form 10-Q
period 2014-06-30
Lightning Gaming, Inc.
filed 2014-08-12
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of July 15, 2014; 4,500,000 Series A Nonvoting Capital Stock shares as of July 15, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013;
3	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2014 and 2013;
4	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Assets
Current Assets
Cash	$196,631	$462,200
Accounts receivable, net	269,426	297,820
Inventory	146,417	116,503
Prepaid expenses	284,610	102,130
Total Current Assets	897,084	978,653

Property and Equipment, net	882,796	984,951

Other Assets	8,193	8,193
License fees, net of accumulated amortization	122,042	172,017

Total Assets	$1,910,115	$2,143,814

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$237,419	$293,227
Accrued expenses	145,169	204,660
Total Current Liabilities	382,588	497,887

Long Term Debt and Other Liabilities
Long term notes payable	14,500,000	14,500,000
Interest payable and other liabilities	7,092,894	6,513,223
Other long term liabilities	29,688	41,926
Fair value of warrants and convertible feature of long term debt	31,794	31,794
Total Long Term Debt and Other Liabilities	21,654,376	21,086,943

Commitments (Note 6)

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding	4,661	4,661

Additional paid in capital	7,633,599	7,628,404
Accumulated deficit	(27,761,798)	(27,070,770)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(20,126,849)	(19,441,016)

Total Liabilities and Stockholders’ Deficit	$1,910,115	$2,143,814

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

	June 30, 2014 (unaudited)	June 30, 2013 (unaudited)
Revenues
Lease and license fees	$914,813	$724,929
Sales of gaming products and parts	56,800	60,000
Total revenues	971,613	784,929

Costs and operating expenses
Cost of products sold	24,333	20,999
Operating expenses	206,232	181,071
Research and development	120,800	103,496
Selling, general and administrative expenses	428,333	463,701
Depreciation and amortization	190,128	221,035
Total costs and operating expenses	969,826	990,302

Operating income (loss)	1,787	(205,373)

Non-operating expense
Net interest expense	(289,945)	(312,246)
Net loss	$(288,158)	$(517,619)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.03)	$(0.06)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,500,000
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2014 and 2013

	June 30, 2014 (unaudited)	June 30, 2013 (unaudited)
Revenues
Lease and license fees	$1,811,807	$1,541,553
Sales of gaming products and parts	83,951	128,000
Total revenues	1,895,758	1,669,553

Costs and operating expenses
Cost of products sold	24,333	53,528
Operating expenses	395,454	436,047
Research and development	239,709	211,348
Selling, general and administrative expenses	959,762	887,568
Depreciation and amortization	387,858	434,796
Total costs and operating expenses	2,007,116	2,023,287

Operating loss	(111,358)	(353,734)

Non-operating expense
Net interest expense	(579,671)	(617,308)
Net loss	$(691,029)	$(971,042)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.08)	$(0.11)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,500,000
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2014 and 2013

	June 30, 2014 (unaudited)	June 30, 2013 (unaudited)

Net Cash Used in Operating Activities	$(103,878)	$(177,798)

Cash Flows From Investing Activities
Purchase of equipment	(246,301)	(235,047)
Proceeds from sale of equipment	83,000	128,000
(Increase) decrease in license fees	1,610	(152,477)

Net Cash Used in Investing Activities	(161,691)	(259,524)

Cash Flows From Financing Activities
Net Proceeds from issuance of Notes	—	1,000,000

Net Cash Provided By Financing Activities	—	1,000,000

Net Increase (Decrease) in Cash	(265,569)	562,678

Cash - Beginning of period	462,200	187,782

Cash - End of period	$196,631	$750,460

Supplemental Disclosure of Non-Cash Financing Activities:

Inventory transferred to fixed assets	$15,370	$12,751

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2014

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

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Penny Palooza
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Blondie’s Penny Bonanza	•	Just Jackpots
•	Hagar the Horrible	•	Duck Dynamite
•	Beetle Bailey	•	Candy Cash
•	Pink Panther	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune	•	Lightning Lotto

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slot Machines, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 28, 2014 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2013 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

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

The allowance for doubtful accounts at June 30, 2014 and December 31, 2013 was $6,600 and $7,254, respectively.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding the presentation of unrecognized tax benefits resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward that exists at the reporting date. The guidance requires that when such a benefit exists at the reporting date, it should be presented in the financial statements as a reduction to a deferred tax asset. To the extent the tax benefit is not available, is disallowed by jurisdictional law, or is not intended to be used by the entity at the reporting date, it should be presented as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. This guidance replaces the numerous GAAP revenue recognition requirements that are industry specific and establishes the principles to report about the nature, timing, and uncertainty of revenue from contracts with customers to users of financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2016. The Company is assessing the impact this guidance will have on our financial statements.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 2.  Inventory

Inventory consists of the following:

	June 30, 2014	December 31, 2013
Finished products	$34,258	$17,055
Raw materials and work in process	112,159	99,448
Inventory	$146,417	$116,503

Note 3.  Property and Equipment

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
Equipment, principally gaming equipment under lease	$3,971,383	$3,755,098
Delivery truck	28,140	28,140
Furniture and fixtures	75,177	75,177
Leasehold improvements	91,794	91,794
Property and equipment	4,166,494	3,950,209
Less accumulated depreciation	(3,283,698)	(2,965,258)
Property and equipment, net	$882,796	$984,951

Note 4.  License Fees

License fees consist of the following:

	June 30, 2014	December 31, 2013
Purchased licenses	$321,557	$323,166
Less accumulated amortization	(199,515)	(151,149)
License fees, net	$122,042	$172,017

Purchased licenses are amortized over 3 years.

Note 5.  Debt

Notes payable consists of the following:

	Warrants	June 30, 2014	December 31, 2013

The Co-Investment Fund II, L.P. (“CI II”)	9,401,385	$11,500,000	$11,500,000
Stewart J. Greenebaum, LLC (“Greenebaum”)	2,500,000	3,000,000	3,000,000
Total notes payable, long term		$14,500,000	$14,500,000

Substantially all of the Company’s assets are pledged as collateral on debt and all of the notes are due on June 30, 2017 with interest at 8% on each note payable at maturity.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.  Debt (Continued)

In accordance with various loans obtained by the Company, the lenders hold warrants to purchase the following maximum number of shares of common stock as of June 30, 2014:

CI II	Greenebaum	Price per Share	Expiration Date
6,401,385	2,500,000	$1.00	April 12, 2016
1,000,000	—	$1.00	January 17, 2017
1,000,000	—	$1.00	July 6, 2017
500,000	—	$1.00	January 30, 2018
500,000	—	$1.00	May 6, 2018
9,401,385	2,500,000

The purchase price of the common stock is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. Expense recognized for the amortization of the debt discount for the three months ended June 30, 2014 and 2013 related to these warrants was $0 and $21,614 respectively, and was included in interest expense. Expense recognized for the amortization of the debt discount for the six months ended June 30, 2014 and 2013 was $0 and $45,467, respectively, and was included in interest expense. Expense recognized for the amortization of the debt discount for the three months ended June 30, 2014 and 2013 related to the debt conversion right was $0 and $4,522, respectively, and was included in interest expense. Expense recognized for the amortization of the debt discount for the six months ended June 30, 2014 and 2013 related to the debt conversion right was $0 and $9,046, respectively, and was included in interest expense.

Certain notes in the amount of $8,500,000 and related accrued interest of $3,601,606 at June 30, 2014 are convertible at the discretion of the note holder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

See Note 7, Stockholders’ Deficit, and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices. The lease was effective in January 2010 and is for a term of sixty seven months. Rental expense under this lease for the three months ended June 30, 2014 and 2013 was $34,330 and $34,948, respectively. Rental expense under this lease for the six months ended June 30, 2014 and 2013 was $65,102 and 62,234, respectively.

Remaining future minimum lease payments are as follows:

Year Ending December 31,	Amount
2014	$54,071
2015	66,254
$120,325

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

In June 2011, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Blondie and related family of characters in gaming devices distributed worldwide. The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The Company and Hearst Holdings entered into a renewal agreement extending the renewal term from June 1, 2013 to December 31, 2015.

In November 2011, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Beetle Bailey and related family of characters in gaming devices distributed worldwide. The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The Company and Hearst Holdings entered into a renewal agreement extending the renewal term from January 1, 2014 to December 31, 2015.

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

At June 30, 2014, the Company had total license fee commitments and advances made as follows:

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

A summary of option transactions in 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,548,000	$1.41
Options granted	—	—
Options exercised	—	—
Options cancelled	(250,000)	.28
Options outstanding at June 30, 2014	1,298,000	$1.63
Options available for grant under the Stock Plan at June 30, 2014	1,202,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the six months ended June 30, 2014 and 2013.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended June 30, 2014 and 2013 was $1,974 and $3,977, respectively. For the six months ended June 30, 2014 and 2013, compensation expense related to stock options was $5,194 and $7,954, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

The following table summarizes information with respect to stock options outstanding at June 30, 2014:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,298,000	3.6	$1.63	-	1,264,000	3.5	$1.62	-

The following table summarizes information with respect to stock options outstanding at December 31, 2013:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,548,000	3.5	$1.41	-	1,408,000	3.5	$1.48	-

As of June 30, 2014, there was approximately $3,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of 1.1 years.

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

The following table is a summary of the Company’s warrant activity for the six months ended June 30, 2014:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2013	11,901,385	$1.00
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding at June 30, 2014	11,901,385	$1.00

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table summarizes information with respect to warrants outstanding at June 30, 2014:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
11,901,385	2.1	$1.00	-	11,901,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2013:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
11,901,385	2.6	$1.00	-	11,901,385	$1.00	-

For the six months ended June 30, 2014, the weighted average fair value per share of each warrant was $.01.

The fair value of each warrant is estimated using the Binomial pricing model, with the following assumptions for the six months ended June 30, 2014:

2014

Weighted average volatility	41.0%
Expected dividend yield	—
Expected term (in years)	2.1
Weighted average risk free interest rate	.6%

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2013	$—	$31,794
Fair value of warrants issued in 2014	—	—
Net change in fair value	—	—
Balance June 30, 2014	$—	$31,794

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

As of June 30, 2014, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $18,205,000, which expire at various times through 2034. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 9.  Related Party Transactions

In January 2013 and May 2013, the Company borrowed $500,000 on each occurrence from The Co-Investment Fund II, L.P. (“CI II”). The notes are due on June 30, 2017 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Warrants to purchase 1,000,000 shares of common stock were issued on these notes in December 2013.

During the three months ended June 30, 2014 and 2013 interest expense on all of the loans from CI II and Greenebaum amounted to $289,945 and $286,110, respectively. Interest on the loans from CI II and Greenebaum was $579,671 and $562,795 for the six months ended June 30, 2014 and 2013, respectively. During 2014 and 2013, the Company made no principal or interest payments on those loans.

At June 30, 2014, included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $6,500,000 and accrued interest of $2,773,661, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also at June 30, 2014, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $827,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

CI II and Greenebaum hold the following warrants as of June 30, 2014:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share

CI II	9,401,385	$1.00
Greenebaum	2,500,000	$1.00

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 13% of its revenue from its top three customers for the six months ended June 30, 2014 and 18% of its revenue from its top three customers for the six months ended June 30, 2013.

Note 11. Subsequent Events

In July 2014, CI II and Greenebaum agreed to extend the maturity date on each of the promissory notes held to June 30, 2017. All other provisions of the notes remain unchanged and in full force.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing or to refinance our long-term debt that will become due June 30, 2017, and may also adversely affect the ability of our customers to purchase our product and services; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Penny Palooza
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Blondie’s Penny Bonanza	•	Just Jackpots
•	Hagar the Horrible	•	Duck Dynamite
•	Beetle Bailey	•	Candy Cash
•	Pink Panther	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune	•	Lightning Lotto

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

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 229 slot machines out on lease or revenue share in 58 different casinos and cruise ships. As of July 15, 2014, we have sold or leased 61 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in Alberta and British Columbia in Canada and Arizona, California, Connecticut, Florida, Iowa, Louisiana, Michigan, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Oklahoma, and Pennsylvania in the United States.

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $691,029 in the six months ended June 30, 2014.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2014 were $972,000 compared to $785,000 for the comparable prior year period. The increase in revenues was due to the increase in revenues from the placement of our slot machines.

Sales of gaming products, namely slot machines, decreased by $3,000 to $57,000 for the three months ended June 30, 2014 as compared to $60,000 for the three months ended June 30, 2013. This decrease was due to the decrease in the number of installed slot machines sold during the quarter.

Lease and license fees increased by a net of $190,000 (26%) to $915,000 for the three months ended June 30, 2014 as compared to $725,000 for the three months ended June 30, 2013 as a result of the placement of 39 additional slot machines in casinos.

Cost of Products Sold

For the three months ended June 30, 2014, cost of products sold increased by $3,000 (14%) as compared to the three months ended June 30, 2013 and gross margin on the slot machine sales was 57% for the three months ended June 30, 2014 versus 65% for the three months ended June 30, 2013.

Operating Expenses

Operating expenses increased by $25,000 to $206,000 for the three months ended June 30, 2014, from $181,000 for the three months ended June 30, 2013 as a result of the increase in freight and installation costs from the placement of slot machines.

Research and Development Expenses

Research and development expenses increased by $17,000 to $121,000 for the three months ended June 30, 2014, from $104,000 for the three months ended June 30, 2013. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists. This increase was due to the increase in salary and related benefit costs for research and development personnel added in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $36,000 to $428,000 for the three months ended June 30, 2014, from $464,000 for the three months ended June 30, 2013. This decrease was the net effect of the reversal of $111,000 in prior year’s compliance costs, the result of an agreement between the Company and a former service provider settling and releasing all claims regarding disputed work previously performed and discharging all invoices outstanding, offset by the increase in salary, commission and travel costs related to marketing staff added in May 2013.

Depreciation and Amortization

Depreciation and amortization decreased by $31,000 to $190,000 for the three months ended June 30, 2014 from $221,000 for the three months ended June 30, 2013. This decrease was the result of the reduction of depreciation for poker tables that were fully depreciated in 2013 and the elimination of amortization for the license fee relating to the Hasbro brand that was fully amortized in 2013.

Net Interest Expense

Net interest expense decreased by $22,000 to $290,000 for the three months ended June 30, 2014 from $312,000 for the three months ended June 30, 2013. This decrease was as a result of the reduction of expense from fully amortized interest relating to the debt discounts offset by the increase from the additional loans issued in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

The Company’s revenues for the six months ended June 30, 2014 were $1,896,000 compared to $1,670,000 for the comparable prior year period, an increase of $226,000 or 14%. The increase in revenues was primarily due the increase in license fees earned attributable to the placement of our slot machines during the year.

Cost of Products Sold

For the six months ended June 30, 2014, cost of products sold decreased $30,000 to $24,000 from $54,000 for the six months ended June 30, 2013. This decrease was due to the decrease in the number of installed slot machines sold during the year.

Operating Expenses

Operating expenses decreased $41,000 to $395,000 for the six months ended June 30, 2014, from $436,000 for the six months ended June 30, 2013. The decrease is primarily the result of the reduction of commission and legal costs associated with the one-time poker table lease revenue settlements made during the first quarter of 2013.

Research and Development Expenses

Research and development expenses increased by $29,000 to $240,000 for the six months ended June 30, 2014, from $211,000 for the six months ended June 30, 2013. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists. This increase was due to the increase in salary and related benefit costs for research and development personnel added in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $72,000 to $960,000 for the six months ended June 30, 2014, from $888,000 for the six months ended June 30, 2013. This increase was primarily the result of added marketing staff costs, and regulatory, compliance and maintenance costs associated with the increased install base of slot machines.

Depreciation and Amortization

Depreciation and amortization decreased $47,000 from $435,000 for the six months ended June 30, 2013 to $388,000 for the six months ended June 30, 2014. This decrease was from assets placed in gaming venues in prior years that are now fully depreciated and the elimination of amortization for the license fee relating to the Hasbro brand that was fully amortized in 2013 netted against added depreciation from slot machines built and placed in casinos during 2014.

Net Interest Expense

Net interest expense decreased $37,000 from $617,000 for the six months ended June 30, 2013 to $580,000 for the six months ended June 30, 2014. This change was due to the reduction of expense from fully amortized interest relating to the debt discounts offset by the increase in issuance of notes payable during the first half of 2013.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2014	2013	Change
Net cash used in operating activities	$(103,878)	$(177,798)	$73,920
Net cash used in investing activities	(161,691)	(259,524)	97,833
Net cash provided by financing activities	—	1,000,000	(1,000,000)
Net increase (decrease ) in cash	(265,569)	562,678	$(828,247)
Cash, beginning of year	462,200	187,782
Cash, end of period	$196,631	$750,460

For the six months ended June 30, 2014, net cash used in operating activities decreased $74,000 (42%) to $104,000 as compared to $178,000 for the six months ended June 30, 2013. The decrease in the use of cash for operating activities was primarily due to the increase in slot machine revenues recognized and collected during the year.

Net cash used in investing activities decreased $98,000 to $162,000 for the six months ended June 30, 2014 from $260,000 for the six months ended June 30, 2013. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This decrease consisted of a $154,000 reduction in investments in brand licenses offset by the decrease in proceeds from the sale of slot machines of $45,000 and the increase in slot machine purchases of $11,000.

Net cash provided by financing activities was $0 for the six months ended June 30, 2014, a decrease of $1,000,000 from $1,000,000 for the six months ended June 30, 2013, which represented the net proceeds from the issuance of a notes payable in January and May 2013 from CI II.

Operations and Liquidity Management

For the six months ended June 30, 2014, we incurred a net loss of $691,029 and used $103,878 of cash in operating activities. At June 30, 2014, our cash balance was $196,631. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2014:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$21,592,894	$—	$21,592,894	$—	$—
Operating lease obligations (2)	120,325	110,860	9,465	—	—
Total	$21,713,219	$110,860	$21,602,359	$—	$—

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

Off-Balance Sheet Arrangements

As of June 30, 2014, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, and have had net operating losses and negative cash flows from operations since the Company’s inception. Conditions improved during 2013 and the Company expects these conditions to continue to improve during 2014, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on the Company’s cash flow projections and anticipated revenues, the Company believes it may require additional capital or financing to support its operations during 2014. The Company has received assurance from a major stockholder to support its operations through June 30, 2015 should such support become necessary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2014, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2014	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

