Form 10-Q
period 2014-09-30
Lightning Gaming, Inc.
filed 2014-11-12
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,652,474 common shares as of October 31, 2014; 4,500,000 Series A Nonvoting Capital Stock shares as of October 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013;
3	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2014 and 2013;
4	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Current Assets
Cash	$225,677	$462,200
Accounts receivable, net	288,466	297,820
Inventory	111,824	116,503
Prepaid expenses	218,971	102,130
Total Current Assets	844,938	978,653

Property and Equipment, net	792,338	984,951

Other Assets	8,193	8,193
License fees, net of accumulated amortization	94,831	172,017

Total Assets	$1,740,300	$2,143,814

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$206,510	$293,227
Accrued expenses	163,420	204,660
Total Current Liabilities	369,930	497,887

Long Term Debt and Other Liabilities
Long term notes payable	14,500,000	14,500,000
Interest payable and other liabilities	7,383,058	6,513,223
Other long term liabilities	23,568	41,926
Fair value of warrants and convertible feature of long term debt	31,794	31,794
Total Long Term Debt and Other Liabilities	21,938,420	21,086,943

Commitments (Note 6)

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued and 4,652,474 shares outstanding	4,661	4,661

Additional paid in capital	7,634,076	7,628,404
Accumulated deficit	(28,203,476)	(27,070,770)
Treasury stock, 7,811 shares, at cost	(7,811)	(7,811)
Total Stockholders’ Deficit	(20,568,050)	(19,441,016)

Total Liabilities and Stockholders’ Deficit	$1,740,300	$2,143,814

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$927,764	$846,856
Sales of gaming products and parts	3,080	28
Total revenues	930,844	846,884

Costs and operating expenses
Cost of products sold	—	—
Operating expenses	203,730	207,432
Research and development	148,227	116,702
Selling, general and administrative expenses	545,414	521,711
Depreciation and amortization	184,988	229,091
Total costs and operating expenses	1,082,359	1,074,936

Operating loss	(151,515)	(228,052)

Non-operating expense
Net interest expense	(290,164)	(290,164)
Net loss	$(441,679)	$(518,216)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.05)	$(0.06)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,500,000
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2014 and 2013

	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$2,739,571	$2,388,409
Sales of gaming products and parts	87,031	128,027
Total revenues	2,826,602	2,516,436

Costs and operating expenses
Cost of products sold	24,333	53,528
Operating expenses	599,183	643,477
Research and development	387,935	328,051
Selling, general and administrative expenses	1,505,176	1,409,280
Depreciation and amortization	572,846	663,888
Total costs and operating expenses	3,089,473	3,098,224

Operating loss	(262,871)	(581,788)

Non-operating expense
Net interest expense	(869,836)	(907,472)
Net loss	$(1,132,707)	$(1,489,260)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.12)	$(0.16)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,500,000
Weighted average common shares outstanding-basic and diluted	4,652,474	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)

Net Cash Used in Operating Activities	$(7,513)	$(199,875)

Cash Flows From Investing Activities
Purchase of equipment	(316,756)	(458,030)
Proceeds from sale of equipment	83,000	128,000
(Increase) decrease in license fees	4,746	(144,838)

Net Cash Used in Investing Activities	(229,010)	(474,868)

Cash Flows From Financing Activities
Net Proceeds from issuance of Notes	—	1,000,000

Net Cash Provided By Financing Activities	—	1,000,000

Net Increase (Decrease) in Cash	(236,523)	325,257

Cash - Beginning of period	462,200	187,782

Cash - End of period	$225,677	$513,039

Supplemental Disclosure of Non-Cash Financing Activities:

Inventory transferred to fixed assets	$15,370	$12,751

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2014

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

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Golden Egg
•	Popeye’s Bonus Voyage	•	Just Jackpots
•	Blondie’s Penny Bonanza	•	Duck Dynamite
•	Hagar the Horrible	•	Candy Cash
•	Beetle Bailey	•	Olive Oyl’s Jumbo Stacks
•	Pink Panther	•	Jumbo Fish Stacks
•	Swamp Fever	•	Lightning Lotto
•	Vampires Fortune	•	Slotto
•	Penny Palooza	•	Year of the Horse
•	Snow White

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slot Machines, LLC. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 28, 2014 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2013 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has had limited capital resources and net operating losses and

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

negative cash flows from operations since inception. However, the Company’s loss from operations and cash used in operating activities have improved significantly and are expected to continue to improve as our slot machine offerings expand and our install base grows. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs in new or additional jurisdictions. Based on our inventory requirements, cash flow projections, and anticipated revenues, we required supplemental funding and financed the purchase of a twenty-five unit slot machine cabinet and component part order with a $250,000 loan from a related party in October 2014. If the Company needs additional funding, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected and would have to potentially postpone or discontinue planned projects.

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

The allowance for doubtful accounts at September 30, 2014 and December 31, 2013 was $4,000 and $7,254, respectively.

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

In August 2014, the FASB issued guidance regarding disclosures in the presentation of financial statements when the uncertainty exists about an entity’s ability to continue as a going concern. The update provides guidance in GAAP about management’s responsibility to evaluate

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Along with requiring management’s assessment of the entity’s ability to continue as a going concern, the guidance provides:

•         a definition for the term “substantial doubt”;

•         requires an evaluation every reporting period including interim periods;

•         provides principles for considering the mitigating effect of management’s plans;

•         requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans;

•         requires an express statement and other disclosures when substantial doubt is not alleviated; and

•         requires an assessment for a period of one year after the date that the financial statements are issued.

The amendment is effective for the annual and interim periods ending after December 15, 2016. The Company is assessing the impact this guidance may have on our financial statements.

Note 2.  Inventory

Inventory consists of the following:

	September 30, 2014	December 31, 2013
Finished products	$1,685	$17,055
Raw materials and work in process	110,139	99,448
Inventory	$111,824	$116,503

Note 3.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
Equipment, principally gaming equipment under lease	$4,041,838	$3,755,098
Delivery truck	28,140	28,140
Furniture and fixtures	75,177	75,177
Leasehold improvements	91,794	91,794
Property and equipment	4,236,949	3,950,209
Less accumulated depreciation	(3,444,611)	(2,965,258)
Property and equipment, net	$792,338	$984,951

Note 4.  License Fees

Purchased license fees are amortized over 3 years and consist of the following:

	September 30, 2014	December 31, 2013
Purchased licenses	$318,420	$323,166
Less accumulated amortization	(223,589)	(151,149)
License fees, net	$94,831	$172,017

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.  Debt

Notes payable consists of the following:

	Warrants	September 30, 2014	December 31, 2013

The Co-Investment Fund II, L.P. (“CI II”)	9,401,385	$11,500,000	$11,500,000
Stewart J. Greenebaum, LLC (“Greenebaum”)	2,500,000	3,000,000	3,000,000
Total notes payable, long term		$14,500,000	$14,500,000

Substantially all of the Company’s assets are pledged as collateral on debt. In July 2014, CI II and Greenebaum agreed to extend the maturity date on each of the promissory notes held and accrued interest thereon from June 30, 2015 to June 30, 2017. All other provisions of the notes remain unchanged and in full force. Interest is at 8% per annum on each note payable at maturity.

In accordance with various loans obtained by the Company, the lenders hold warrants to purchase the following maximum number of shares of common stock as of September 30, 2014:

CI II	Greenebaum	Price per Share	Expiration Date
6,401,385	2,500,000	$1.00	April 12, 2016
1,000,000	-	$1.00	January 17, 2017
1,000,000	-	$1.00	July 6, 2017
500,000	-	$1.00	January 30, 2018
500,000	-	$1.00	May 6, 2018
9,401,385	2,500,000

The purchase price of the common stock is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. Expense recognized for the amortization of the debt discount for the three months ended September 30, 2014 and 2013 related to these warrants was $0. Expense recognized for the amortization of the debt discount for the nine months ended September 30, 2014 and 2013 related to these warrants was $0 and $45,467, respectively, and was included in interest expense. Expense recognized for the amortization of the debt discount for the three months ended September 30, 2014 and 2013 related to the debt conversion right was $0. Expense recognized for the amortization of the debt discount for the nine months ended September 30, 2014 and 2013 related to the debt conversion right was $0 and $9,046, respectively, and was included in interest expense.

Certain notes in the amount of $8,500,000 and related accrued interest of $3,771,770 at September 30, 2014 are convertible at the discretion of the note holder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

See Note 7, Stockholders’ Deficit, and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices which became effective in January 2010 for a term of sixty seven months. In September 2014, the lease was amended to include the following: 1) an extension of the lease term to February 28, 2021; 2) modification of the minimum annual and monthly rents for the extended lease term; 3) a rent abatement period of six months commencing October 1, 2014; and 4) an option to extend the term for a period of five years.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

Rental expense under this lease for the three months ended September 30, 2014 and 2013 was $34,330 and $34,254, respectively. Rental expense under this lease for the nine months ended September 30, 2014 and 2013 was $99,432 and 95,643, respectively.

Remaining future minimum lease payments are as follows:

Year Ending December 31,	Amount
2014	$-
2015	79,815
2016	96,914
2017	99,337
2018	101,821
2019 and thereafter	229,466
$607,353

In March 2009, the Company entered into an exclusive license agreement with Hasbro, Inc. to use the SCRABBLE brand in gaming devices distributed in the United States and Canada. The initial term of the agreement was for five years with the Company’s right to extend the agreement for two additional five-year terms if certain performance standards were met. The agreement called for minimum annual payments and could be cancelled under certain conditions. An amendment to the license agreement between the Company and Hasbro, Inc. was executed in January 2013, modifying the terms of the guarantee license fee payment for the fifth year of the agreement reducing the fee to $150,000 from $300,000. In addition, the Company’s sell-off rights and rights to continue any leases are null and void upon the termination of the agreement, which was December 31, 2013.

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

At September 30, 2014, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$84,563
Advances made	(84,563)
Potential future payments	$-

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

A summary of option transactions in 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,548,000	$1.41
Options granted	—	—
Options exercised	—	—
Options cancelled	(350,000)	.63
Options outstanding at September 30, 2014	1,198,000	$1.64
Options available for grant under the Stock Plan at September 30, 2014	1,302,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Stock Option Plan (Continued):

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the nine months ended September 30, 2014 and 2013.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended September 30, 2014 and 2013 was $477 and $3,977, respectively. For the nine months ended September 30, 2014 and 2013, compensation expense related to stock options was $5,671 and $11,931, respectively.

The following table summarizes information with respect to stock options outstanding at September 30, 2014:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	3.2	$1.64	-	1,192,000	3.2	$1.63	-

The following table summarizes information with respect to stock options outstanding at December 31, 2013:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,548,000	3.5	$1.41	-	1,408,000	3.5	$1.48	-

As of September 30, 2014, there was approximately $800 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of 0.9 years.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants (Continued):

The following table is a summary of the Company’s warrant activity for the nine months ended September 30, 2014:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2013	11,901,385	$1.00
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding at September 30, 2014	11,901,385	$1.00

The following table summarizes information with respect to warrants outstanding at September 30, 2014:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
11,901,385	1.9	$1.00	-	11,901,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2013:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
11,901,385	2.6	$1.00	-	11,901,385	$1.00	-

For the nine months ended September 30, 2014, the weighted average fair value per share of each warrant was $0.01.

The fair value of each warrant is estimated using the Binomial pricing model, with the following assumptions for the nine months ended September 30, 2014:

2014

Weighted average volatility	40.7%
Expected dividend yield	—
Expected term (in years)	1.9
Weighted average risk free interest rate	.7%

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants (Continued):

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2013	$—	$31,794
Fair value of warrants issued in 2014	—	—
Net change in fair value	—	—
Balance September 30, 2014	$—	$31,794

Note 8.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of September 30, 2014, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $18,359,000, which expire at various times through 2034. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 9.  Related Party Transactions

In January 2013 and May 2013, the Company borrowed $500,000 on each occurrence from The Co-Investment Fund II, L.P. (“CI II”). The notes are due on June 30, 2017 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Warrants to purchase up to 1,000,000 shares of common stock were issued on these notes in December 2013.

In July 2014, CI II and Greenebaum agreed to extend the maturity date on each of the promissory notes held and accrued interest thereon from June 30, 2015 to June 30, 2017. All other provisions of the notes remain unchanged and in full force.

During each of the three months ended September 30, 2014 and 2013, interest expense on all of the loans from CI II and Greenebaum amounted to $290,164. Interest on the loans from CI II and Greenebaum was $869,836 and $852,959 for the nine months ended September 30, 2014 and 2013, respectively. During 2014 and 2013, the Company made no principal or interest payments on those loans.

At September 30, 2014, included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $6,500,000 and accrued interest of $2,903,825, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering. Also at September 30, 2014, the notes held by Greenebaum in the principal amount of $2,000,000 and accrued interest of $867,945 are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Related Party Transactions (Continued)

CI II and Greenebaum hold the following warrants as of September 30, 2014:

Holder	Number of Underlying Shares	Weighted Average Exercise Price Per Share

CI II	9,401,385	$1.00
Greenebaum	2,500,000	$1.00

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 13% of its revenue from its top three customers for the nine months ended September 30, 2014 and 14% of its revenue from its top three customers for the nine months ended September 30, 2013.

Note 11. Subsequent Events

On October 8, 2014, the Company borrowed $250,000 from The Co-Investment Fund II, L.P. (“CI II”) to fund the purchase of twenty-five slot machine cabinets and component parts. The promissory note is due on June 30, 2017 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the holder. In connection with the promissory note, the Company issued to CI II warrants to purchase up to 250,000 shares of common stock at an exercise price of $1.00 per share (subject to anti-dilution adjustments), with an expiration date of October 8, 2019.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Golden Egg
•	Popeye’s Bonus Voyage	•	Just Jackpots
•	Blondie’s Penny Bonanza	•	Duck Dynamite
•	Hagar the Horrible	•	Candy Cash
•	Beetle Bailey	•	Olive Oyl’s Jumbo Stacks
•	Pink Panther	•	Jumbo Fish Stacks
•	Swamp Fever	•	Lightning Lotto
•	Vampires Fortune	•	Slotto
•	Penny Palooza	•	Year of the Horse
•	Snow White

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

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 254 slot machines out on lease or revenue share in 60 different casinos. As of October 31, 2014, we have sold or leased 61 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in Alberta and British Columbia in Canada and Arizona, California, Connecticut, Florida, Iowa, Louisiana, Michigan, Mississippi, Missouri, New Jersey, New Mexico, Ohio, Oklahoma, and Pennsylvania in the United States.

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $1,132,707 in the nine months ended September 30, 2014.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2014 were $931,000 compared to $847,000 for the comparable prior year period. The increase in revenues was due to the increase in revenues from the placement of our slot machines.

Lease and license fees increased by a net of $81,000 (10%) to $928,000 for the three months ended September 30, 2014 as compared to $847,000 for the three months ended September 30, 2013 as a result of the placement of 47 additional slot machines in casinos.

Operating Expenses

Operating expenses decreased by $3,000 to $204,000 for the three months ended September 30, 2014, from $207,000 for the three months ended September 30, 2013 as a result of the combination of several factors, most notably from the decrease in repair service costs.

Research and Development Expenses

Research and development expenses increased by $31,000 to $148,000 for the three months ended September 30, 2014, from $117,000 for the three months ended September 30, 2013. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers, game designers and graphic artists. This increase was due to the increase in salary and related benefit costs for research and development personnel added in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $23,000 to $545,000 for the three months ended September 30, 2014, from $522,000 for the three months ended September 30, 2013. This increase was the result of increased compliance costs for state and gaming jurisdiction license renewal and application fees.

Depreciation and Amortization

Depreciation and amortization decreased by $44,000 to $185,000 for the three months ended September 30, 2014 from $229,000 for the three months ended September 30, 2013. This decrease was the result of the reduction of depreciation for poker tables that were fully depreciated in 2013 and the elimination of amortization for the license fee relating to the Hasbro brand that was fully amortized in 2013.

Net Interest Expense

Net interest expense was unchanged at $290,000 for the three months ended September 30, 2014 and 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

The Company’s revenues for the nine months ended September 30, 2014 were $2,827,000 compared to $2,516,000 for the comparable prior year period, an increase of $311,000 or 12%. The increase in revenues was primarily due the increase in lease fees earned attributable to the placement of our slot machines during the year.

Cost of Products Sold

For the nine months ended September 30, 2014, cost of products sold decreased $30,000 to $24,000 from $54,000 for the nine months ended September 30, 2013. This decrease was due to the decrease in the number of installed slot machines sold during the year.

Operating Expenses

Operating expenses decreased $44,000 to $599,000 for the nine months ended September 30, 2014, from $643,000 for the nine months ended September 30, 2013. The decrease is primarily the result of the reduction of commission and legal costs associated with the one-time poker table lease revenue settlements made during the first quarter of 2013.

Research and Development Expenses

Research and development expenses increased by $60,000 to $388,000 for the nine months ended September 30, 2014, from $328,000 for the nine months ended September 30, 2013. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers, game designers and graphic artists. This increase was due to the increase in salary and related benefit costs for research and development personnel added in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $96,000 to $1,505,000 for the nine months ended September 30, 2014, from $1,409,000 for the nine months ended September 30, 2013. This increase was primarily the result of added marketing staff costs, and regulatory, compliance and maintenance costs associated with the increased install base of slot machines.

Depreciation and Amortization

Depreciation and amortization decreased $91,000 from $664,000 for the nine months ended September 30, 2013 to $573,000 for the nine months ended September 30, 2014. This decrease was from assets placed in gaming venues in prior years that are now fully depreciated and the elimination of amortization for the license fee relating to the Hasbro brand that was fully amortized in 2013, netted against added depreciation from slot machines built and placed in casinos during 2014.

Net Interest Expense

Net interest expense decreased $37,000 from $907,000 for the nine months ended September 30, 2013 to $870,000 for the nine months ended September 30, 2014. This change was due to the reduction of interest expense from fully amortized debt discounts offset by the increase in issuance of notes payable during the first half of 2013.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2014	2013	Change
Net cash used in operating activities	$(8,000)	$(200,000)	$192,000
Net cash used in investing activities	(229,000)	(474,000)	245,000
Net cash provided by financing activities	—	1,000,000	(1,000,000)
Net increase (decrease ) in cash	(237,000)	326,000	$(563,000)
Cash, beginning of year	462,000	188,000
Cash, end of period	$225,000	$514,000

For the nine months ended September 30, 2014, net cash used in operating activities decreased $192,000 (96%) to $8,000 as compared to $200,000 for the nine months ended September 30, 2013. The decrease in the use of cash for operating activities was primarily due to the increase in slot machine revenues recognized and collected during the year.

Net cash used in investing activities decreased $245,000 to $229,000 for the nine months ended September 30, 2014 from $474,000 for the nine months ended September 30, 2013. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This decrease consisted of a $150,000 reduction in investments in brand licenses and $140,000 reduction in slot machine purchases offset by the decrease in proceeds from the sale of slot machines of $45,000.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2014, a decrease of $1,000,000 from $1,000,000 for the nine months ended September 30, 2013, which represented the net proceeds from the issuance of a notes payable in January and May 2013 from CI II.

Operations and Liquidity Management

For the nine months ended September 30, 2014, we incurred a net loss of $1,133,000 and used $8,000 of cash in operating activities. At September 30, 2014, our cash balance was $226,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are between approximately $300,000 to $350,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections, anticipated revenues and inventory requirements for the remainder of our 2014 fiscal year, we requested additional financing and on October 8, 2014, we borrowed $250,000 from a related party to fund the purchase of twenty-five slot machine cabinets and component parts. In addition, the Company has received assurance from a major stockholder to support our operations through June 30, 2015 should such support become necessary.

 Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2014:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$21,883,058	$—	$21,883,058	$—	$—
Operating lease obligations (2)	607,353	55,787	195,035	204,909	151,622
Total	$22,490,411	$55,787	$22,078,093	$204,909	$151,622

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

Off-Balance Sheet Arrangements

As of September 30, 2014, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, and have had net operating losses and negative cash flows from operations since the Company’s inception. Conditions improved during 2013 and 2014 and the Company expects these conditions to continue to improve, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on the Company’s cash flow projections, anticipated revenues and inventory requirements, the Company requested additional financing and, on October 8, 2014, we borrowed $250,000 from a related party to fund the purchase of twenty-five slot machine cabinets and component parts. The Company has received assurance from a major stockholder to support its operations through June 30, 2015 should such additional support become necessary.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2014, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 11, 2014	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

