Form 10-K
period 2014-12-31
Lightning Gaming, Inc.
filed 2015-03-27
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Name of Each Exchange on Which Registered: None

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public market for the registrant's stock. As of March 13, 2015, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 13, 2015 was 4,532,474. The number of shares of the registrant’s Series A Nonvoting Capital Stock, par value $0.001 per share, outstanding as of March 13, 2015 was 4,500,000.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19

PART II - FINANCIAL INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	28
2	Consolidated Balance Sheets as of December 31, 2014 and 2013;	29
3	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013;	30
4	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013;	31
5	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013;	32
6	Notes to Consolidated Financial Statements	33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	48
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	49
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions, and Director Independence	54
Item 14.	Principal Accountant Fees and Services	54
Item 15.	Exhibits and Financial Statement Schedules	55

PART I

Item 1.	Business.

Lightning Poker, Inc. (“Lightning Poker”) was incorporated in Pennsylvania in 2005 under the name Pokermatic, Inc. and succeeded to the business of Pokermatic, LLC, a Pennsylvania limited liability company formed in 2004. Lightning Gaming, Inc. (the “Company”) was incorporated on March 1, 2007 and on January 29, 2008, completed a merger with Lightning Poker which became a wholly owned subsidiary of the Company. Lightning Slot Machines, LLC (“Lightning Slots”) was formed in 2008 to leverage the Company’s existing gaming licenses. The Company is an early stage company which, through Lightning Poker and Lightning Slots, manufactures and markets gaming products to casinos, card rooms, cruise ships, other gaming and lottery venues. Its executive offices are located at 23 Creek Circle, Boothwyn, Pennsylvania, 19061.

The following discussion of the Company’s business includes the business of Lightning Poker and Lightning Slots.

Products

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. Our games combine advanced graphics and digital music to create an engaging player experience. The current slot machine products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Popeye’s Seven Seas	•	Just Jackpots
•	Blondie’s Penny Bonanza	•	Duck Dynamite
•	Hagar the Horrible	•	Candy Cash
•	Beetle Bailey	•	Olive Oyl’s Jumbo Stacks
•	Pink Panther	•	Jumbo Fish Stacks
•	Swamp Fever	•	Lightning Lotto
•	Vampires Fortune	•	Slotto
•	Penny Palooza	•	Year of the Horse
•	Snow White

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos than the machines offered by our competitors. Our games are based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

When we expanded our products to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines. We currently have 279 video slot machines placed in 63 casinos in 51 jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency.

To date, we have secured 51 regulatory gaming licenses, including 35 from Native American tribes. We offer our video slot machine products in 16 state and Canadian province jurisdictions. We expect to be licensed in several additional jurisdictions during 2015 and over the next several years.

Our first product was The Lightning Poker Table ("Poker Table"), a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch-screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. Our Poker Table has received Gaming Laboratories Incorporated ("GLI") certification for a casino version of Texas Hold'em, Omaha, Omaha High/Low, and Tournament poker.

In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cash station. The newer version allows for cash management at the table. As of March 13, 2015, we have sold or leased 61 newer version Poker Tables, as described above, to domestic and international casinos, card rooms, and cruise ships.

Distribution

Our gaming machines are marketed in North America by our employees and internationally by outside sales representatives who are located in those areas in which we are strategically seeking market share.

Revenue Models

We have three different revenue models for the products that we offer to our customers:

●	Lease model
●	Sale model
●	Revenue sharing model

The majority of our customers utilize a lease program whereby we receive a monthly lease payment at an agreed upon daily rate per day per machine. Typical lease agreements involve a month-to-month term and are cancellable upon thirty days written notice.

In an outright sale of our gaming machines, we receive cash for the entire purchase price. We will typically use this model in situations where there is a strong customer preference for an outright purchase or in situations where leasing to a customer may be impractical due to geographic or financial reasons. All expenses pertaining to the sale are recorded as they are incurred.

Our third model is a revenue sharing model, where we place our gaming machines on the floor of the casino and participate in a portion of the revenue generated. Typical revenue sharing agreements involve a month-to-month term and certain agreements provide for a minimum and maximum monthly payment.

Manufacture of Products

We manufacture the Poker Table at our facility in Boothwyn, Pennsylvania, using off-the-shelf components purchased from a variety of vendors and a table base and top manufactured to our specifications by a vendor of cabinetry products. The off-the-shelf components include touch-screen monitors for the individual player stations, a 45-inch center screen, a hard drive, memory cards, and other electronic equipment and materials. We perform final assembly of these components in our facility and then test and ship the Poker Table to our customers.

Cabinets for our slot machines are produced by a third-party manufacturer. The gaming software and artwork is created in our Boothwyn facility. The software and motherboard are loaded into the cabinets and the printed glass and topper are installed. The games are then tested and shipped from our Boothwyn, Pennsylvania facility.

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

We estimate that about 25 companies in the world manufacture slot machines for legalized gaming markets. Of these companies, we believe that Aristocrat, Bally Technologies, IGT, Konami Co. Ltd., Lottomatica’s G-Tech, Atronic Casino Technology, Speilo Manufacturing Inc., Multimedia Games, Inc., Novomatic Group of Companies, and WMS have a majority of this worldwide market. In the categories of video gaming machines, we compete with market leader IGT as well as Aristocrat, Lottomatica’s Atronic Casino Technology subsidiary, Bally Technologies, Konami Co. Ltd., Multimedia Games, Inc. and the Novomatic Group of Companies.

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

We routinely enter into license agreements for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

Currently we have exclusive license agreements with (i) Hearst Holdings, Inc. for the exclusive worldwide use of Popeye (except in the United Kingdom and Japan), Blondie, Beetle Bailey, Flash Gordon, and Hagar the Horrible and associated characters in gaming devices, and (ii) Paws, Inc. for the exclusive US rights and non-exclusive worldwide use of Garfield. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 12 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 13, 2015, we have a total of 51 regulatory gaming licenses for our products, including regulatory gaming licenses in Native American and certain foreign jurisdictions, and we are preparing to file applications for several additional licenses in North America.

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

Our research and development expenses were $502,096 and $439,213 during the fiscal years ended December 31, 2014 and 2013, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2014 and 2013, revenue from customers outside the United States accounted for approximately $68,785 and $283,078 or 2% and 8% of revenues, respectively, and five and six casino customers accounted for 20% and 24%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 10% of our 2014 and 2013 revenues. As of December 31, 2014 and 2013, our long-lived assets outside the United States were not significant. As of December 31, 2014 and 2013, four and five casino customers accounted for 22% and 28%, respectively, of our net accounts receivable.

Employees

As of March 13, 2015, we had 16 full-time employees as well as one consultant that provides engineering services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We are a company that has generated operating revenue lower than operating costs since inception and are in the early stages of switching our business focus from the manufacture of Poker Tables to slot machines. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. We are in the process of developing and testing new game software and new slot machines which may not appeal to customers. Moreover, given the decline in revenues that gaming companies have been experiencing, they might not choose to take on new gaming products that do not have a proven record of success.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have accumulated losses of $28,610,476 through the year ended December 31, 2014. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy.

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

These financial market conditions affect our business in a number of ways. The diminished availability of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Current financial market conditions could also affect our ability to raise funds in the capital and bank lending markets. Our debt includes approximately $14.8 million of notes maturing in 2017. If economic conditions do not improve by the respective maturity dates of our debt, we might not be able to refinance them on favorable terms, or at all. This, in turn, could have a material and adverse effect on us.

Risks that impact our customers may impact us.

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities, or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

●	adverse economic conditions in gaming markets such as those being currently experienced, including recession, economic slowdown, higher airfares and higher energy and gasoline prices;
●	global geopolitical events such as terrorist attacks, other acts of war or hostility, and popular uprisings and violence such as those that have been occurring in the Middle East; and
●	natural disasters such as major fires, floods, hurricanes, tornadoes, earthquakes, snow storms and tsunamis and their aftermath.

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

We derive substantially all of our revenues from leasing, licensing, selling and other financing arrangements of products for the gaming industry. The gaming industry is suffering from a significant downturn, with many casinos having implemented layoffs, major reductions in spending, and in some cases declaring bankruptcy. Because of this downturn, our business may materially suffer if our products become obsolete or if use of our products decreases. Our licensing agreements with our customers are typically month-to-month and provide for termination upon 30 days' prior notice by either party. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition, regulatory changes, or other factors, it could have a material adverse effect on our business, results of operations and financial condition.

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

The loss of the services of our Chief Executive Officer (“CEO”) and our President or other key employees, or the failure to attract additional key individuals, could materially and adversely affect our business.

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

We currently obtain slot machine cabinets from a third party manufacturer. If those manufacturers are unable to meet our requirements, we would be significantly hampered in serving our customers and may miss revenue-generating opportunities. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either situation could have an adverse impact on our business, results of operations and financial condition.

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

There is no public trading market for our common stock currently, however we are exploring means of developing a public trading market in the near term. Trading in our stock has been minimal, the number of shareholders is relatively small, and there are currently no market makers for our stock. Consequently, holders of our stock may find it difficult to liquidate their investments.

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

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue those shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of holders of our common stock. For example, those shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. In February 2010 we allocated 6,000,000 of these shares to a new series of stock titled Series A Nonvoting Capital Stock (“Nonvoting Stock”), which is identical to our common stock except that it is nonvoting, and we have issued 4,500,000 of those shares since then. These shares do not have any liquidation preference over the common shares outstanding. Although we have no present intention to issue any of the remaining shares of Nonvoting Stock or any of the other 1,500,000 shares of Preferred Stock, there is no assurance that we will not do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease office and warehouse space of 11,566 square feet located at 23 Creek Circle, Boothwyn, PA 19061 at an average rental of $90,980 per year. The lease was renewed in 2014 and expires in February 2021. This is the location of our principal offices and substantially all of our operations. The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. There is currently no established public trading market for our common stock however we are exploring means in developing such a market in the near term. Trading in our stock to date has been minimal and we have no reliable basis for reporting trading prices or bid prices.

Holders of record. On March 13, 2015, there were approximately 74 shareholders of record of our common stock and one shareholder of record of our Nonvoting Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2014, with respect to our stock option plan under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,198,000 (1)	$1.64	1,302,000

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include the words “may,” “will,” “could,” “would,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” or “anticipate” or the negative of such terms and similar words and include all discussions about our ongoing or future plans, objectives or expectations.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Popeye’s Seven Seas	•	Just Jackpots
•	Blondie’s Penny Bonanza	•	Duck Dynamite
•	Hagar the Horrible	•	Candy Cash
•	Beetle Bailey	•	Olive Oyl’s Jumbo Stacks
•	Pink Panther	•	Jumbo Fish Stacks
•	Swamp Fever	•	Lightning Lotto
•	Vampires Fortune	•	Slotto
•	Penny Palooza	•	Year of the Horse
•	Snow White

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines. Our gaming products feature advanced graphics and engaging games and are based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

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

We have generated operating revenues, but we have a history of losses since our inception. We incurred a net loss of $1,539,706 in the fiscal year ended December 31, 2014.

We are registered as an approved vendor to distribute our gaming products in 51 jurisdictions. We must obtain regulatory approvals in many additional jurisdictions in order to fully effectuate our business plan. We may not receive any such regulatory approvals. Due to these and a variety of other factors, including those described under “RISK FACTORS” in Item 1A. of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

Revenue Recognition

We generate revenue from leasing and selling our slot machines and Poker Tables. We recognize revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our products are delivered and our ability to collect is reasonably assured. We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The lease agreements are based on either a fixed daily or monthly rate, or a pre-determined percentage of the monthly net “rake” revenue collected for each Poker Table and slot machine, subject to monthly minimums and maximums.

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2014.

In accordance with loans obtained by the Company, the lender holds warrants to purchase 12,151,385 shares of the Company’s common stock at a price of $1.00 per share, expiring at various times from April 2016 through October 2019. The purchase price is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. The warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation. In accordance with FASB guidance, warrants and the debt conversion feature are classified within Level 3 because they are valued using the Binomial model. Some of the inputs to these valuations are unobservable in the market and are significant.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued authoritative guidance regarding the presentation of unrecognized tax benefits resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward that exist at the reporting date. The guidance requires that when such a benefit exists at the reporting date, it should be presented in the financial statements as a reduction to a deferred tax asset. To the extent the tax benefit is not available, is disallowed by jurisdictional law, or is not intended to be used by the entity at the reporting date, it should be presented as a liability and should not be combined with deferred tax assets. The guidance will be effective for fiscal years beginning after December 15, 2013, and the adoption of this guidance did not have a material impact on our financial statements.

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

In August 2014, the FASB issued guidance regarding disclosures in the presentation of financial statements when the uncertainty exists about an entity’s ability to continue as a going concern. The update provides guidance in GAAP about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Along with requiring management’s assessment of the entity’s ability to continue as a going concern, the guidance provides:

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

In November 2014, the FASB issued an amendment under the derivatives and hedging topic. The amendment clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In evaluating the nature of a host contract, the amendment states that an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. Specifically, the assessment of the substance should include consideration of the characteristics of the terms and features themselves, the circumstances under which the hybrid financial instrument was issued, and the potential outcomes of the hybrid financial instrument.

The amendment is effective for the fiscal years and interim periods beginning after December 15, 2015. The Company is assessing the impact this guidance may have on our financial statements.

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2014 were $3,766,000 compared to $3,435,000 for the prior year, an increase of $331,000. The increase in revenues was the result of a $639,000 increase in lease revenues earned from the placement of 46 incremental slot machines at casinos during the year as well as a $13,000 increase in license fees, net of decreases in Poker Table lease revenues of $277,000 and slot machines and parts sales of $44,000. The decrease in Poker Table revenue is mainly attributable to one-time lease settlements that occurred in 2013 totaling $156,000 in revenues.

Cost of Products Sold

For the year ended December 31, 2014, cost of products sold increased $98,000 to $24,000 from ($74,000) for the year ended December 31, 2013. This increase was due to a reversal of accrued site license fees of $140,000 that occurred in 2013, offset by the cost of slot machines and parts sold of $66,000 in 2013 and $24,000 in 2014. Gross margin was $3,742,000 for the year ended December 31, 2014 compared to $3,509,000 for the year ended December 31, 2013. The $233,000 increase in gross margin was due to the increase in revenues during the year.

Operating Expenses

Operating expenses increased by $15,000 to $850,000 for the year ended December 31, 2014, from $835,000 for the year ended December 31, 2013. This increase was primarily the result of the increase in installation and game conversion costs relating to our slot machine business.

Research and Development Expenses

Research and development expenses increased by $63,000 to $502,000 for the year ended December 31 2014, from $439,000 for the year ended December 31, 2013. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers, game designers and graphic artists. This increase was due to the increase in salary and related benefit costs for research and development personnel added in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,030,000 for the year ended December 31, 2014, an increase of $174,000 from $1,856,000 for the year ended December 31, 2013. This increase was result of several factors: 1) a full year of payroll, travel, meal and entertainment costs for a salesperson added in May of 2013; 2) increased regulatory fees and compliance costs associated with new licenses and product themes; and 3) increased costs for participation in annual gaming industry trade shows.

Depreciation and Amortization

Depreciation and amortization decreased by $158,000 to $741,000 for the year ended December 31, 2014 from $899,000 for the year ended December 31, 2013 as a result of Poker Tables and slot machines and licenses that were fully amortized in 2013.

Net Interest Expense

Net interest expense decreased $33,000 from $1,198,000 for the year ended December 31, 2013 to $1,165,000 for the year ended December 31, 2014. This decrease was due to the reduction of expense from fully amortized interest relating to the warrants.

Change in Value of Warrants and Convertibility Feature of Long Term Debt

The change in fair value of our warrants of $6,000 was mainly due to the declines in the remaining life of the warrant and the estimated fair market value of our common stock.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	2014	2013	Change
Net cash used in operating activities	$(7,208)	$(20,510)	$13,302
Net cash used in investing activities	(424,445)	(705,072)	280,627
Net cash provided by financing activities	244,000	1,000,000	(756,000)
Net increase (decrease) in cash	(187,653)	274,418	$(462,071)
Cash, beginning of year	462,200	187,782
Cash, end of period	$274,547	$462,200

For the twelve months ended December 31, 2014, net cash used in operating activities decreased $13,000 to $7,000 as compared to $21,000 for the twelve months ended December 31, 2013. The decrease in cash used in operating activities was primarily due to the decrease in the net operating loss for the year as a result of increased revenues and the timing of payments to creditors, suppliers and vendors.

Net cash used by investing activities decreased $281,000 to $424,000 for the twelve months ended December 31, 2014, from $705,000 used in investing activities for the twelve months ended December 31, 2013. Cash is used in investing activities to produce slot machines and acquire brand and software licenses for our slot products. As a result of the number of incremental units needed, approximately $213,000 less in slot machines were produced in 2014 than in 2013. In addition, the shift in production from branded/licensed to proprietary, non-branded themes caused the $113,000 decrease in licenses acquired in 2014. These decreases were offset by a $45,000 reduction in proceeds from sales of slot machines that occurred in 2014.

Net cash provided by financing activities was $244,000 for the twelve months ended December 31, 2014 and was generated by the issuance of a promissory note in October 2014 offset by the purchase of common stock for the treasury of $6,000. On October 8, 2014, we borrowed $250,000 from The Co Investment Fund, II, L.P. (“CI II”) to fund the purchase of twenty-five slot machine cabinets and component parts. During 2013, cash provided from financing activities consisted of proceeds from the issuance of promissory notes at $500,000 on each occurrence in January and May 2013 from CI II. The notes issued in both 2014 and 2013 are due on June 30, 2017 including interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender.

Operations and Liquidity Management

For the twelve months ended December 31, 2014, we incurred a net loss of $1,540,000 and used $7,000 of cash in operating activities. At December 31, 2014, our cash balance was $275,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are approximately $300,000 to $350,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations during 2015.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2014:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$22,427,826	$—	$22,427,826	$—	$—
Operating lease obligations (2)	607,353	79,815	196,252	206,187	125,099
Royalty fee obligation (3)	50,000	25,000	25,000	—	—
Total	$23,085,179	$104,815	$22,649,078	$206,187	$125,099

(1)	Represents the outstanding principal amount of notes and interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of December 31, 2014, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lightning Gaming, Inc.

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. Our audits also included the financial statement schedule of Lightning Gaming, Inc. listed in item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Blue Bell, Pennsylvania

March 27, 2015

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash	$274,547	$462,200
Accounts receivable, net	359,486	297,820
Inventory	132,561	116,503
Prepaid expenses	202,503	102,130
Total Current Assets	969,097	978,653

Property and Equipment, net	819,489	984,951

Other Assets	8,193	8,193
License fees, net of accumulated amortization	95,058	172,017

Total Assets	$1,891,837	$2,143,814

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$158,665	$293,227
Accrued expenses	213,959	204,660
Total Current Liabilities	372,624	497,887

Long Term Debt and Other Liabilities
Long term notes payable	14,750,000	14,500,000
Interest payable and other liabilities	7,677,826	6,513,223
Other long term liabilities	46,313	41,926
Fair value of warrants and convertible feature of long term debt	26,945	31,794
Total Long Term Debt and Other Liabilities	22,501,084	21,086,943

Commitments (Note 6)

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,660,285 shares issued, 4,532,474 and 4,652,474 shares outstanding at December 31, 2014 and 2013, respectively	4,661	4,661

Additional paid in capital	7,633,255	7,628,404
Accumulated deficit	(28,610,476)	(27,070,770)
Treasury stock, 127,811 and 7,811 shares, at cost, as of December 31, 2014 and 2013, respectively	(13,811)	(7,811)
Total Stockholders’ Deficit	(20,981,871)	(19,441,016)

Total Liabilities and Stockholders’ Deficit	$1,891,837	$2,143,814

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2014	December 31, 2013

Revenues
Lease, license and service fees	$3,678,628	$3,303,656
Sales of gaming products and parts	87,217	131,228
Total revenues	3,765,845	3,434,884

Costs and operating expenses
Cost of products sold	24,333	(74,048)
Operating expenses	850,007	835,334
Research and development	502,096	439,213
Selling, general and administrative expenses	2,029,535	1,856,012
Depreciation and amortization	740,903	899,075
Total costs and operating expenses	4,146,874	3,955,586

Operating loss	(381,029)	(520,702)

Non-operating income (expense)
Net interest expense	(1,164,603)	(1,197,637)
Change in value of warrants	5,926	7,295
Net loss	$(1,539,706)	$(1,711,044)
Net loss per share, including Series A Nonvoting shares-basic and diluted	$(0.17)	$(0.19)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,500,000
Weighted average common shares outstanding-basic and diluted	4,649,515	4,652,474

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Deficit

Years Ended December 31, 2014 and 2013

	Series A Nonvoting Capital Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance January 1, 2013	4,500,000	$4,500	4,660,285	$4,661	$7,616,936	$(25,359,726)	7,811	$(7,811)	$(17,741,440)
Net Loss	-	-	-	-	-	(1,711,044)			(1,711,044)
Issuance of Warrants	-	-	-	-	(3,935)	-	-	-	(3,935)
Stock based compensation	-	-	-	-	15,403	-	-	-	15,403
Balance December 31, 2013	4,500,000	$4,500	4,660,285	$4,661	$7,628,404	$(27,070,770)	7,811	$(7,811)	$(19,441,016)
Net Loss	-	-	-	-	-	(1,539,706)			(1,539,706)
Purchase of stock for the treasury							120,000	(6,000)	(6,000)
Issuance of Warrants	-	-	-	-	(1,077)	-	-	-	(1,077)
Stock based compensation	-	-	-	-	5,928	-	-	-	5,928
Balance December 31, 2014	4,500,000	$4,500	4,660,285	$4,661	$7,633,255	$(28,610,476)	127,811	$(13,811)	$(20,981,871)

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(1,539,706)	$(1,711,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(58,667)	(71,095)
Depreciation and amortization	740,903	899,075
Stock based compensation	5,928	15,403
Amortization of debt discount	—	54,513
Decrease in fair value of warrants and convertible feature of long term debt	(5,926)	(7,295)
Changes in Assets and Liabilities
Increase in accounts receivable	(61,666)	(96,499)
(Increase) decrease in inventory	(31,428)	9,116
Increase in prepaid expenses and other assets	(100,373)	(67,648)
Decrease in accounts payable	(134,562)	(49,546)
Increase in interest payable and other liabilities	1,164,603	1,143,124
Increase (decrease) in accrued expenses	9,299	(114,137)
Increase (decrease) in other long term liabilities	4,387	(24,477)
Net cash used in operating activities	(7,208)	(20,510)

Cash flows from investing activities
Purchase of equipment	(488,106)	(701,376)
Proceeds from sale of equipment	83,000	128,000
Increase in license fees	(19,339)	(131,696)
Net cash used in investing activities	(424,445)	(705,072)

Cash flow from financing activities
Proceeds from issuance of notes	250,000	1,000,000
Purchase of treasury stock	(6,000)	—
Net cash provided by financing activities	244,000	1,000,000

Net increase (decrease) in cash	(187,653)	274,418

Cash beginning	462,200	187,782
Cash ending	$274,547	$462,200

Supplemental Disclosure of Cash Flow Information
Non cash financing activities:
Issuance of capital stock warrants in connection with notes payable	$1,077	$3,935
Inventory transferred to equipment	$15,370	$12,751
Cash paid for interest	$—	$—

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business: Lightning Gaming, Inc. (the “Company”) was incorporated on March 1, 2007 and on January 29, 2008, completed a merger with Lightning Poker, Inc. (“Lightning Poker”) which became a wholly owned subsidiary of the Company.

Lightning Poker was formed to manufacture and market a fully automated, proprietary electronic poker table (the “Poker Table”) to commercial and tribal casinos, card clubs, and other gaming and lottery venues. Lightning Poker’s Poker Table is designed to improve economics for casino operators while improving overall player experience.

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Popeye’s Seven Seas	•	Just Jackpots
•	Blondie’s Penny Bonanza	•	Duck Dynamite
•	Hagar the Horrible	•	Candy Cash
•	Beetle Bailey	•	Olive Oyl’s Jumbo Stacks
•	Pink Panther	•	Jumbo Fish Stacks
•	Swamp Fever	•	Lightning Lotto
•	Vampires Fortune	•	Slotto
•	Penny Palooza	•	Year of the Horse
•	Snow White

Our gaming products feature advanced graphics and engaging games based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and the Company has experienced net operating losses and negative cash flows from operations since inception. Conditions improved during 2013 and 2014 and the Company expects these conditions to continue to improve, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations during 2015. However if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A summary of the Company’s significant accounting policies is as follows:

Revenue Recognition: The Company generates revenue from leasing and selling our Poker Table and slot machines. The Company recognizes revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our products are delivered and our ability to collect is reasonably assured. We recognize revenue generated

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

under operating leases when the ability to collect is reasonably assured. The license agreements are based on either a fixed monthly price or a pre-determined percentage of the monthly net “rake” revenue collected for each Poker Table and daily revenue collected for each slot machine, subject to daily minimums and maximums.

If multiple units of our products are included in any one sale or lease agreement, we allocate revenue to each unit based upon its respective fair value against the total contract value and defer revenue recognition on those units where we have not met all requirements of revenue recognition.

For the years 2014 and 2013 revenue from customers outside the United States accounted for approximately $68,785 and $283,078 or 2% and 8% of revenues. Five and six casino customers accounted for 20% and 24% of our revenues for the years ended December 31, 2014 and 2013, respectively. One casino group represented 10% of total revenues for each of the years ended December 31, 2014 and 2013.

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

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, we record a specific reserve for bad debts to reduce the related receivable to the amount we expect to recover given all information presently available. The Company has a reserve of $4,000 and $7,254 as of December 31, 2014 and 2013, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables.

At December 31, 2014 and 2013, accounts receivable from four and five casino customers, respectively, represented 22% and 28%, respectively, of total accounts receivable.

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the statement of operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally-developed software costs as well as employee and product costs associated with the development of our products. As of December 31, 2014 and 2013, no amounts had been capitalized.

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

We have assessed the Company’s tax position and do not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. We had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2014 and 2013 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2014 and 2013.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2014 or 2013.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Warrants and Convertible Feature of Long Term Debt: As explained in further detail in Note 7, in accordance with loans obtained by the Company, the lender holds warrants to purchase shares of common stock. The purchase price stated in the warrant is subject to adjustment from time to time pursuant to the provisions of the respective warrant agreements. In addition, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. The Company accounts for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation. All future changes in the fair value of the warrants is recognized currently in earnings until such time as the warrants are exercised or expire.

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

The Company uses the two-class method in computing earnings per share. Under the two-class method, undistributed earnings are allocated among common and participating shares to the extent each security may share in such earnings.

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31, 2014	December 31, 2013
Stock options	1,198,000	1,548,000
Warrants	12,151,385	11,901,385
Convertible notes and accrued interest	12,696,850	11,762,247
	26,046,235	25,211,632

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2014	December 31, 2013
Finished products	$1,685	$17,055
Raw materials	130,876	99,448
Inventory	$132,561	$116,503

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Equipment, principally gaming equipment	$4,213,187	$3,755,098
Delivery truck	28,140	28,140
Furniture and fixtures	75,177	75,177
Leasehold improvements	91,794	91,794
Property and equipment	4,408,298	3,950,209
Less accumulated depreciation	(3,588,809)	(2,965,258)
Property and equipment, net	$819,489	$984,981

Note 4. License Fees

License fees consist of the following:

	December 31, 2014	December 31, 2013
Purchased licenses	$342,505	$323,166
Less accumulated amortization	(247,447)	(151,149)
License fees, net	$95,058	$172,017

The weighted average useful life of purchased licenses is 3 years.

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2015	$92,658
2016	1,950
2017	450
$95,058

Note 5. Debt

Notes Payable consist of the following:

	Warrants	December 31, 2014	December 31, 2013
The Co-Investment Fund II, L.P. (“CI II”)	12,151,385	$14,750,000	$11,500,000
Stewart J. Greenebaum, LLC (“Greenebaum”)	—	—	3,000,000
Total notes payable		14,750,000	14,500,000
Less: unamortized fair market value of warrants		—	—
Notes payable, long-term		$14,750,000	$14,500,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5. Debt (Continued)

Substantially all of the Company’s assets are pledged as collateral on debt and all of the notes are due on June 30, 2017 with interest at the rate of 8% per annum on each note payable at maturity.

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

In January 2013 and May 2013, the Company borrowed $500,000 on each occurrence from CI II. The notes are due on June 30, 2017 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Warrants to purchase 1,000,000 shares of common stock were issued on these notes in December 2013.

On December 19, 2014, CI II purchased all of the outstanding debt and the related accrued interest and warrants thereon owed by the Company to Stewart J. Greenebaum, LLC (“Greenebaum”). See Note 9 Related Party Transactions.

In accordance with various loans obtained by the Company, CI II holds warrants to purchase the following maximum number of shares of common stock as of December 31, 2014:

Maximum Number of Shares	Price per Share	Expiration Date
8,901,385	$1.00	April 12, 2016
1,000,000	$1.00	January 17, 2017
1,000,000	$1.00	July 6, 2017
500,000	$1.00	January 30, 2018
500,000	$1.00	May 6, 2018
250,000	$1.00	October 8, 2019
12,151,385

The purchase price of the common stock is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes contain a right to convert the principal amount of the note and accrued interest into shares of common stock. Expense recognized for the amortization of the debt discount for the years ended December 31, 2014 and 2013 related to these warrants was $0 and $45,467 respectively, and was included in interest expense. Expense recognized for the years ended December 31, 2014 and 2013 related to the debt conversion right was $0 and $9,046, respectively, and was included in interest expense.

Certain notes in the amount of $8,750,000 and related accrued interest of $3,946,538 at December 31, 2014 are convertible at the discretion of the note holder into shares of the Company’s common stock on the same terms and conditions of the next equity offering.

See Note 7, Stockholders’ Deficit and Note 9, Related Party Transactions for more information on debt and warrant transactions.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices which became effective in January 2010 for a term of sixty-seven months. In September 2014, the lease was amended to include the following: 1) an extension of the lease term to February 28, 2021; 2) modification of the minimum annual and monthly rents for the extended lease term; 3) a rent abatement period of six months commencing October 1, 2014; and 4) an option to extend the term for a period of five years.

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for the years ended December 31, 2014 and 2013 was $135,590 and $129,896, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2015	$79,815
2016	96,915
2017	99,337
2018	101,821
2019	104,366
2020 and thereafter	125,099
$607,353

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

In March 2009, the Company entered into an exclusive license agreement with Hasbro, Inc. to use the SCRABBLE brand in gaming devices distributed in the United States and Canada. The initial term of the agreement was five years with the Company’s right to extend the agreement for two additional five year terms if certain performance standards were met. The agreement called for minimum annual payments and could be cancelled under certain conditions. An amendment to the license agreement between the Company and Hasbro, Inc. was executed in January 2013, modifying the terms of the guarantee license fee payment for the fifth year of the agreement reducing the fee to $150,000 from $300,000. In addition, the Company’s sell-off rights and rights to continue any leases were null and void upon the termination of the agreement, which was December 31, 2013.

In October 2009, the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brands POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan. The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to December 2013. In April 2013, the Company was granted the right to sublicense the POPEYE brand for distribution to bar and salon customers only in Spain for the remainder of the renewal term. In December 2013, the Company and Hearst Holdings entered into a second renewal agreement extending the license and sublicense renewal term from January 1, 2014 to December 31, 2016. The extension agreement provides the Company the right to extend the agreement for six additional renewal terms upon the payment of minimum royalties during the renewal period.

In June 2011, the Company entered into an exclusive license agreement with MGM/Brandegenuity, LLC to use the images of the Pink Panther and related family of characters in gaming devices distributed in theUnited States and Canada. The initial term of the agreement was

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

for three years with the Company’s right to extend the agreement for an additional five years upon payment of minimum royalties. The agreement is currently on a month-to-month basis.

In November 2011, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Beetle Bailey and related family of characters in gaming devices distributed worldwide. The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties during the term of the agreement. The Company and Hearst Holdings entered into a renewal agreement extending the renewal term from January 1, 2014 to December 31, 2015.

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

In March 2013, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Hagar the Horrible and related family of characters in gaming devices distributed worldwide. The initial term of the agreement runs from April 1, 2013 to June 30, 2015. The Company will have the right to extend the agreement for eight additional one-year terms upon payment of minimum royalties during each term.

In October 2014, the Company entered into a license agreement with Paws, Inc. to use the brand Garfield and associated family of characters in gaming devices distributed worldwide, except in the embargo countries of Cuba, Iran and Sudan. The initial term of the agreement runs from December 1, 2014 to November 30, 2017 and is subject to a guaranteed minimum royalty of $75,000. In December 2014, the Company paid $25,000 as a non-refundable advance against the guaranteed royalty with an additional $25,000 payable before November 1, 2015 and another $25,000 payable before November 1, 2016. The guaranteed advanced payments are recoupable out of royalties earned on the license.

In November 2014, the Company entered into a license agreement with Hearst Holdings, Inc. for the worldwide distribution of gaming devices using Flash Gordon and associated family of characters. The initial term of the agreement runs from November 1, 2014 to October 31, 2017 with royalties based on a percentage of revenues earned on the license, payable on a quarterly basis commencing January 31, 2016.

At December 31, 2014, the Company had total license fee commitments and advance payments made as follows:

Minimum Commitments
Total royalty and license fee commitments	$81,250
Advances made	(31,250)

Potential future payments	$50,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

As of December 31, 2014, the Company estimates that potential future royalty payments will be as follows:

Year ending December 31,	Minimum Commitments
2015	$25,000
2016	25,000

Potential future payments	$50,000

Note 7. Stockholders’ Deficit

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2014, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Expense relating to the stock option plan was $5,928 and $15,403 for the years ended December 31, 2014, and 2013, respectively.

A summary of option transactions in 2014 and 2013 is as follows:

	Shares	Weighted Average Exercise Price
Options at January 1, 2013	1,856,000	$1.35
Options granted	—	—
Options cancelled	(308,000)	1.03
Options at December 31, 2013	1,548,000	1.41
Options granted	—	—
Options cancelled	(350,000)	.63
Options at December 31, 2014	1,198,000	1.64
Options exercisable at December 31, 2014	1,192,000	1.63
Shares available for grant at December 31, 2014	1,302,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2014 or 2013.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. There was no adjustment in 2014 or 2013 with respect to forfeited awards.The following table summarizes information with respect to stock options outstanding at December 31, 2014:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,198,000	3.0	$1.64	-	1,192,000	3.0	$1.63	-

The following table summarizes information with respect to stock options outstanding at December 31, 2013:

Options Outstanding				Vested Options
Weighted
	Average	Weighted			Weighted	Weighted
	Remaining	Average	Aggregate		Average	Average	Aggregate
	Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
1,548,000	3.5	$1.41	-	1,408,000	3.5	$1.48	-

As of December 31, 2014, there was approximately $600 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of .6 years.

Warrants: In accordance with the loans obtained by the Company, the lender holds warrants to purchase 12,151,385 shares of the Company’s common stock at a price of $1.00 per share, expiring at various times from April 2016 through October 2019. The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements. The Company calculates the value of these warrants at the time of issuance using a Binomial pricing model.

The following table is a summary of the Company’s warrant activity for the years ended December 31, 2014 and 2013:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2013	10,901,385	1.00
Warrants granted	1,000,000	1.00
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2013	11,901,385	1.00
Warrants granted	250,000	1.00
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2014	12,151,385	1.00
Warrants exercisable at December 31, 2014	12,151,385

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table summarizes information with respect to warrants outstanding at December 31, 2014:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
12,151,385	1.7	$1.00	-	12,151,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2013:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
11,901,385	2.6	$1.00	-	11,901,385	$1.00	-

The weighted average fair value per share of each warrant granted for the years ended December 31, 2014 and 2013 was $.01.

The fair value of each warrant is estimated on the date of grant using the Binomial pricing model, with the following assumptions for the years ended December 31, 2014 and 2013:

	2014		2013
Weighted average volatility	40.5.	%	41.3%
Expected dividend yield	—		—
Expected term (in years)	1.7		2.6
Weighted average risk free interest rate	.5%		.6%

In October 2014, the Company borrowed $250,000 from a related party. The note is due on June 30, 2017 together with interest at the rate of 8% per annum. The note may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. A warrant to purchase 250,000 shares of common stock was issued concurrently with the note. The aggregate fair market value of the warrant at the time of issuance was $1,077.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Deficit (Continued)

Warrants (Continued)

In accordance with various loans obtained by the Company, the lender holds warrants to purchase the following maximum number of shares as of December 31, 2014:

Shares of Common Stock	Price per Share	Expiration Date
8,901,385	$1.00	April 12, 2016
1,000,000	$1.00	January 17, 2017
1,000,000	$1.00	July 6, 2017
500,000	$1.00	January 30, 2018
500,000	$1.00	May 6, 2018
250,000	$1.00	October 8, 2019

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

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance January 1, 2013	$—	$35,154
Fair value of warrants issued in 2013	—	3,935
Net change in fair value	—	(7,295)
Balance December 31, 2013	—	31,794
Fair value of warrants issued in 2014	—	1,077
Net change in fair value	—	(5,926)
Balance December 31, 2014	$—	$26,945

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Current tax expense:
Federal	$—	$—
State	—	—
	$—	$—
Deferred tax benefit:
Federal	$459,000	$507,000
State	148,000	164,000
Valuation reserve	(607,000)	(671,000)
	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax asset:
Net operating loss carryforward	$7,513,000	$7,322,000
Accounts receivable reserves	2,000	3,000
Property and equipment	(109,000)	(129,000)
Accrued expenses	3,198,000	2,750,000
Impairment charge	296,000	296,000
Start-up costs	33,000	37,000
Stock based compensation	62,000	61,000
Inventory reserves	128,000	158,000
Other	85,000	103,000
	11,208,000	10,601,000
Less valuation allowance	(11,208,000)	(10,601,000)
Net deferred taxes	$—	$—

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the statements of operations is as follows for the years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013
Federal tax benefit at statutory rate	$(524,000)	$(582,000)
State tax benefit net of federal taxes	(101,000)	(112,000)
Expense on stock options and warrants	2,000	4,000
Warrant valuation	(2,000)	(3,000)
Other	18,000	22,000
Increase in valuation allowance	607,000	671,000
Income tax expense	$—	$—

As of December 31, 2014, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $18,536,000, which expire at various times through 2034. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 9. Related Party Transactions

In October 2014, the Company borrowed $250,000 from The Co-Investment Fund II, L.P. (“CI II”) to fund the purchase of twenty-five slot machine cabinets and component parts. The note is due on June 30, 2017 together with interest at the rate of 8% per annum. The note may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. A warrant to purchase 250,000 shares of common stock was issued concurrently with the note.

In January 2013 and May 2013, the Company borrowed $500,000 on each occurrence from CI II. The notes are due on June 30, 2017 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Warrants to purchase 1,000,000 shares of common stock were issued on these notes in December 2013.

On December 19, 2014, Stewart J. Greenebaum, LLC (“Greenebaum”) sold all of its legal rights, title and interest in and to the stock, notes, including all accrued interest thereon, and warrants held with respect to the Company as of that date to CI II. Among the items transferred were 1,500,000 shares of Series A Nonvoting capital stock, notes of $1,000,000 in principal including accrued interest, convertible notes of $2,000,000 in principal including accrued interest, and warrants to purchase 2,500,000 shares of common stock at $1.00 per share.

During the twelve months ended December 31, 2014 and 2013, respectively, interest on all of the loans including those transferred from Greenebaum to CI II as described above, amounted to $1,164,603 and $1,143,123, respectively. During 2014 and 2013, respectively, the Company made no principal or interest payments on those loans.

As of December 31, 2014, included in the notes held by CI II and accrued interest thereon, are notes in the principal amount of $8,750,000 and accrued interest of $3,946,538, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As of December 31, 2014, CI II holds warrants to purchase up to 12,151,385 shares of common stock at a weighted average exercise price of $1.00 per share.

Note 10. Recently Issued Pronouncements

In July 2013, the FASB issued authoritative guidance regarding the presentation of unrecognized tax benefits resulting from a net operating loss carryforward, a similar tax loss, or a tax credit carryforward that exist at the reporting date. The guidance requires that when such a benefit exists at the reporting date, it should be presented in the financial statements as a reduction to a deferred tax asset. To the extent the tax benefit is not available, is disallowed by jurisdictional law, or is not intended to be used by the entity at the reporting date, it should be presented as a liability and should not be combined with deferred tax assets. The guidance is effective for fiscal years beginning after December 15, 2013 and the adoption of this guidance did not have a material impact on our financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. This guidance replaces the numerous GAAP revenue recognition requirements that are industry specific and establishes the principles to report about the nature, timing, and uncertainty of revenue from contracts with customers to users of financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2016, and the Company is assessing the impact it will have on our financial statements.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 10. Recently Issued Pronouncements (Continued)

In August 2014, the FASB issued guidance regarding disclosures in the presentation of financial statements when the uncertainty exists about an entity’s ability to continue as a going concern. The update provides guidance in GAAP about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Along with requiring management’s assessment of the entity’s ability to continue as a going concern, the guidance provides:

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

In November 2014, the FASB issued an amendment under the derivatives and hedging topic. The amendment clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. In evaluating the nature of a host contract, the amendment states that an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. Specifically, the assessment of the substance should include consideration of the characteristics of the terms and features themselves, the circumstances under which the hybrid financial instrument was issued, and the potential outcomes of the hybrid financial instrument.

The amendment is effective for the fiscal years and interim periods beginning after December 15, 2015. The Company is assessing the impact this guidance may have on our financial statements.

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

As of December 31, 2014, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective as of December 31, 2014. The Company is currently transitioning to the use of the criteria in the Framework that was updated by COSO in 2013 and plans to complete its implementation in 2015.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with the Company
Brian Haveson	51	Chairman, CEO, President, Director
Christopher Strano	42	President of Lightning Gaming, Inc.
Donald Caldwell	68	Director
Frederick Tecce	79	Director

Brian Haveson

Mr. Haveson has served as CEO and President of the Company since August 2007, CEO of Lightning Poker since October 1, 2006, President of Lightning Poker from March 2008 to December 2009 and a director of Lightning Poker since June 2005. From 1994 through 2002, Mr. Haveson served as CFO and CEO of Nutri/System, Inc. Prior to that he was a manager for 4 years with Arthur Andersen in its Turnaround Group. Mr. Haveson received a Bachelor of Science degree in Aerospace Engineering from the University of Maryland and a Masters in Management from Purdue University. Mr. Haveson’s successful tenure as the CEO of Nutri/System and his consulting role at Arthur Andersen provide our Company with a seasoned and experienced CEO.

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

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including: Quaker Chemical Corporation (NYSE); Voxware Inc.; Rubicon Technology, Inc. (NASDAQ); Fox Chase Bank (NASDAQ); InsPro Technologies Corp. where he also holds the position of CEO; Amber Road (NYSE); RootStock Software; Sagence Group; Pennsylvania Academy of the Fine Arts (Chairman Emeritus); and the Committee for Economic Development.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (“10% Shareholders”) to file with the SEC certain reports regarding their stock ownership and stock transactions (“Section 16(a) Reports”). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that the reporting person, Donald Caldwell, who is a director and 10% Shareholder, and CI II, which is a 10% Shareholder, did not meet their Section 16(a) reporting obligations on a timely basis during our last fiscal year, and did not file Form 4 to report Warrants issued on October 8, 2014, and the purchase of the interests in the Company previously held by Greenebaum, however it is the Company’s understanding that all Section 16(a) reports will be filed by both parties by March 31, 2015.

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2014 and 2013 to Brian Haveson, our and Lightning Poker’s principal executive officer, and Christopher Strano, President of Lightning Gaming (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Brian Haveson, Chairman and CEO	2014 2013	$250,000 $250,000	$12,164 $10,000	$- $-	$- $-	$- $-	$- $-	$3,900 $5,313	$266,064 $265,313

Christopher Strano, President of Lightning Gaming (3)	2014 2013	$210,800 $210,800	$10,256 $10,000	$- $-	$- $-	$- $-	$- $-	$4,797 $4,479	$225,853 $225,279

NOTES:

(1)	Bonus is calculated as a pool at 20% on Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) for 2014 and 2013 and payable to all non-sales employees. All individual bonus amounts were allocated based on gross annual wages. All 2013 bonuses were paid in January 2014 and 2014 bonuses are slated to be paid by December 31, 2015.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all salaried employees.
(3)	Mr. Strano's employment contract provides for, among other things, (a) monthly base salary of $17,568, (b) one year's severance pay if his employment terminates other than for cause and he does not accept employment with a gaming company during the one-year period, (c) options for 250,000 shares at an exercise price of $.27 per share under the 2007 Plan and (d) an incentive compensation plan that guaranteed at least $25,000 after one year of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day / mo/ year)
Brian Haveson (1)	500,000	-	-	$2.56	08/08/2017
Christopher Strano (2)	250,000	-	-	$.28	29/06/2019

NOTES:

(1)	At December 31, 2014, Mr. Haveson held options to purchase an aggregate of 500,000 shares which were fully vested as of August 2013.
(2)	At December 31, 2014, Mr. Strano held options to purchase 250,000 shares which were fully vested as of June 2014.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our common stock and Nonvoting Stock were beneficially owned as of February 28, 2015 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,532,474) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock		Nonvoting Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	25,804,087 (2)	84.1%	4,500,000	100.0%
Fredrick C. Tecce	430,000 (3)	1.4%	-	-
Brian Haveson	1,238,409 (4)	4.0%	-	-
Christopher Strano	250,000 (5)	0.8%	-	-
All directors and executive officers as a group (4 persons)	27,722,496 (8)	90.3%	4,500,000	100.0%

5% Shareholders:
CI II and related parties (1) (2)	24,964,087 (6)	81.3%	4,500,000	100.0%
Seth Berger	469,916 (7)	1.5%	-	-

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO. Consequently, Cross Atlantic and Mr. Caldwell may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	Includes warrants to purchase 12,151,385 shares and notes held by CI II and related accrued interest thereon, convertible into 12,812,702 shares.

(3)	Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)	Includes options to purchase 500,000 shares.

(5)	Consists of options to purchase shares.
(6)	Consists of warrants to purchase shares and notes and accrued interest convertible into shares. The address of CI II and its manager, Cross Atlantic, is 150 North Radnor-Chester Road, Suite B101, Radnor, PA 19087.

(7)	Includes options to purchase 240,000 shares. Mr. Berger’s address is 3 Dovecote Lane, Malvern, PA 19355.
(8)	Includes an aggregate of 25,714,087 shares that can be acquired through the exercise of options, warrants, and convertible notes.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are reporting the transactions below based on the following relationships: (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; (2) Mr. Caldwell is the founder and CEO and Mr. Tecce is a managing director and counsel to Cross Atlantic; and (3) Greenebaum was a 5% Shareholder until December 2014.

Our Nonvoting Stock participates with, and is identical to, our common stock except for the lack of voting rights.

In October 2014, the Company borrowed $250,000 from The Co-Investment Fund II, L.P. (“CI II”) to fund the purchase of twenty-five slot machine cabinets and component parts. The note is due on June 30, 2017 together with interest at the rate of 8% per annum. The note may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. A warrant to purchase 250,000 shares of common stock was issued concurrently with the note. The fair market value of the warrant at time of issuance was $1,077.

In January 2013 and May 2013, the Company borrowed $500,000 on each occurrence from CI II. The notes are due on June 30, 2017 and include interest at the rate of 8% per annum and may be converted to Nonvoting Stock at $1.00 per share at the discretion of the lender. Warrants to purchase 1,000,000 shares of common stock were issued on these notes in December 2013. The fair market value of the warrants at time of issuance was $3,935.

On December 19, 2014, Stewart J. Greenebaum, LLC (“Greenebaum”) sold all of its legal rights, title and interest in and to the stock, notes, including all accrued interest thereon, and warrants held with respect to the Company as of that date to CI II. Among the items transferred were 1,500,000 shares of Series A Nonvoting capital stock, notes of $1,000,000 in principal including accrued interest, convertible notes of $2,000,000 in principal including accrued interest, and warrants to purchase 2,500,000 shares of common stock at $1.00 per share.

CI II holds all of the notes outstanding in the aggregate principal amount of $14,750,000 as of February 28, 2015, with a weighted average interest rate of 8% per annum.

For 2013, interest on the notes held by CI II, including those purchased from Greenebaum in 2014, amounted to $1,143,123. For 2014, interest on the notes held by CI II amounted to $1,164,603. During 2013 and 2014, we made no principal or interest payments on the notes. As of February 28, 2015, the aggregate accrued but unpaid interest on all of the notes held by CI II was $7,873,990.

As of February 28, 2015, included in the notes held by CI II and accrued interest thereon, are notes in the principal amount of $8,750,000 and accrued interest of $4,062,702, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

CI II holds warrants to purchase up to 12,151,385 shares of common stock at $1.00 per share as of March 13, 2015.

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of McGladrey LLP (“McGladrey”) as our principal accountant to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2014. McGladrey previously performed similar audit and review services for us and Lightning Poker for the years ended December 31, 2007 through and including December 31, 2013.

Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our audit committee. All of our principal accountant’s services for our last two fiscal years, which consisted solely of audit services, were within the scope of the engagement that our audit committee approved before we entered into the engagement. The aggregate fees billed to us by McGladrey in 2014 and in 2013 were $70,000 and $90,000, respectively. All of McGladrey’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock (909,091 shares) issued to The Co-Investment Fund II, L.P. (“CI II”) dated July 25, 2006 (see Exhibit 10.6 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock (909,091 shares) issued to CI II dated November 8, 2006 (see Exhibit 10.7 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.7*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.8*	Lightning Poker Amended and Restated Warrant for Stock ($500,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.10 to Form 8-K filed January 30, 2008)
10.9*	Lightning Poker Amended and Restated Warrant for Stock ($250,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.11 to Form 8-K filed January 30, 2008)

10.10*	Lightning Poker Warrant for Stock ($2,000,000 of shares) issued to CI II dated June 27, 2007 (see Exhibit 10.12 to Form 8-K filed January 30, 2008)
10.11*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.12*	Loan Agreement dated July 27, 2006 by and among PokerMatic, Inc. d/b/a Lightning Poker and CI II (see Exhibit 10.17 to Form 8-K/A filed April 29, 2008)
10.13*	Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.18 to Form 8-K/A filed April 29,2008)
10.14*	First Amendment dated April 12, 2007 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.19 to Form 8-K/A filed April 29, 2008)
10.15*	Loan Agreement dated June 27, 2007 by and among Lightning Poker, CI II, SIG Strategic Investments, LLLP (“SIG”) and Stewart J. Greenebaum, LLC (“Greenebaum”) (see Exhibit 10.21 to Form 8-K/A filed April 29, 2008)
10.16*	Second Amendment dated January 16, 2008 to Loan Agreement dated January 31, 2007 by and among Lightning Poker and CI II (see Exhibit 10.20 to Form 8-K/A filed April 29, 2008)
10.17*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.18*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.19*	Loan Agreement dated June 30, 2008 among Lightning Poker, SIG and CI II (see Exhibit 99.1 to Form 8-K filed July 7, 2008)
10.20*	Promissory Note issued by Lightning Poker to CI II dated June 30, 2008 (see Exhibit 99.2 to Form 8-K filed July 7, 2008)
10.21*	Warrant for Stock issued by the Company to CI II dated June 30, 2008 (see Exhibit 99.4 to Form 8-K filed July 7, 2008)
10.22*	Guaranty Agreement by the Company in favor of CI II as the Lenders’ Agent (“Agent”) dated June 30, 2008 (see Exhibit 99.6 to Form 8-K filed July 7, 2008)
10.23*	Security Agreement between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.7 to Form 8-K filed July 7, 2008)
10.24*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.8 to Form 8-K filed July 7, 2008)
10.25*	Intellectual Property Security Agreement for Copyrights and Masked Works between Lightning Poker and CI II as Agent dated June 30, 2008 (see Exhibit 99.9 to Form 8-K filed July 7, 2008)
10.26*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.27*	Agreement with CI II, dated as of December 31, 2008 and entered into on March 26, 2009, to extend the maturity date of promissory notes (see Exhibit 10.1 to Form 10-Q filed May 15, 2009)
10.28*	Amendment to Loan Agreements, dated September 10, 2009, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed September 15, 2009)
10.29*	Note and Warrant Purchase Agreement, dated December 11, 2009, among the Company, CI II, Greenebaum and SIG (see Exhibit 99.1 to Form 8-K filed December 15, 2009)
10.30*	Promissory Note, restated as of June 27, 2007, issued by Lightning Poker to CI II (see Exhibit 99.2 to Form 8-K filed December 15, 2009)
10.31*	Warrant for Stock (250,000 shares), dated December 11, 2009, issued to CI II (see Exhibit 99.4 to Form 8-K filed December 15, 2009)
10.32*	Debt Conversion Agreement among the Company, Lightning Poker and Greenebaum, dated February 5, 2010 (see Exhibit 99.1 to Form 8-K filed February 26, 2010)

10.33*	Loan Agreement among Lightning Poker, CI II and Greenebaum, dated February 22, 2010 (see Exhibit 99.2 to Form 8-K filed February 26, 2010)
10.34*	Promissory Note issued by Lightning Poker to CI II, dated February 22, 2010 (see Exhibit 99.3 to Form 8-K filed February 26, 2010)
10.35*	Warrant for Stock ($1,000,000 of shares) issued to CI II, dated February 22, 2010 (see Exhibit 99.5 to Form 8-K filed February 26, 2010)
10.36*	Guaranty Agreement by the Company in favor of CI II as Agent, dated February 22, 2010 (see Exhibit 99.7 to Form 8-K filed February 26, 2010)
10.37*	Security Agreement between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.8 to Form 8-K filed February 26, 2010)
10.38*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.9 to Form 8-K filed February 26, 2010)
10.39*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II as Agent, dated February 22, 2010 (see Exhibit 99.10 to Form 8-K filed February 26, 2010)
10.40*	Note and Warrant Purchase Agreement among the Company, CI II, Greenebaum and SIG, dated March 19, 2010 (see Exhibit 99.1 to Form 8-K filed March 25, 2010)
10.41*	Promissory Note issued by Lightning Poker to CI II, restated as of June 30, 2008 (see Exhibit 99.2 to Form 8-K filed March 25, 2010)
10.42*	Warrant for Stock (250,000 shares) issued to CI II, dated March 19, 2010 (see Exhibit 99.3 to Form 8-K filed March 25, 2010)
10.43*	First Amendment to Loan Agreement, dated December 31, 2010, between Lightning Poker and Greenebaum (see Exhibit 10.51 to Form 10-K filed April 7, 2011)
10 44*	Amendment to Loan Agreements, dated December 8, 2010, between Lightning Poker and CI II (see Exhibit 99.1 to Form 8-K filed December 13, 2010)
10.45*	Amendment to Loan Agreements, dated January 10, 2011, between Lightning Poker and Greenebaum (see Exhibit 99.1 to Form 8-K filed January 13, 2011)
10.46*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.47*	Loan Agreement between the Company and CI II, dated April 12, 2011 (see Exhibit 99.1 to Form 8-K filed April 15, 2011)
10.48*	Promissory Note issued by the Company to CI II, dated April 12, 2011 (see Exhibit 99.2 to Form 8-K filed April 15, 2011)
10.49*	Warrant for Stock issued by the Company to CI II, dated April 12, 2011 (see Exhibit 99.3 to Form 8-K filed April 15, 2011)
10.50*	Guaranty Agreement by Lightning Poker in favor of CI II, dated April 12, 2011 (see Exhibit 99.4 to Form 8-K filed April 15, 2011)
10.51*	Security Agreement between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.5 to Form 8-K filed April 15, 2011)
10.52*	Intellectual Property Security Agreement for Patents and Trademarks between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.6 to Form 8-K filed April 15, 2011)
10.53*	Intellectual Property Security Agreement for Copyrights and Mask Works between Lightning Poker and CI II, dated April 12, 2011 (see Exhibit 99.7 to Form 8-K filed April 15, 2011)
10.54*	Debt Conversion Agreement among the Company, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.1 to Form 8-K filed June 29, 2011)
10.55*	Securities Purchase Agreement among the Company, Lightning Poker and Greenebaum, dated June 23, 2011 (see Exhibit 99.2 to Form 8-K filed June 29, 2011)

10.56*	Omnibus Amendments to Warrants for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011, with respect to Warrants for Stock dated July 25, 2006; November 8, 2006; December 11, 2009; and March 19, 2010 (see Exhibit 99.3 to Form 8-K filed June 29, 2011)
10.57*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 27, 2007 (see Exhibit 99.4 to Form 8-K filed June 29, 2011)
10.58*	Amendment No. 1 to Amended and Restated Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $250,000, dated June 27, 2007) (see Exhibit 99.5 to Form 8-K filed June 29, 2011)
10.59*	Amendment No. 1 to Amended and Restated Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $500,000, dated June 27, 2007) (see Exhibit 99.6 to Form 8-K filed June 29, 2011)
10.60*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $1,000,000, dated February 22, 2010) (see Exhibit 99.7 to Form 8-K filed June 29, 2011)
10.61*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated June 30, 2008) (see Exhibit 99.8 to Form 8-K filed June 29, 2011)
10.62*	Amendment No. 1 to Warrant for Stock among the Company, Lightning Poker and CI II, dated June 23, 2011 (previously for shares having a value of $2,000,000, dated April 12, 2011) (see Exhibit 99.9 to Form 8-K filed June 29, 2011)
10.63*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 500,000 shares, previously dated February 22, 2010) (see Exhibit 99.10 to Form 8-K filed June 29, 2011)
10.64*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated March 19, 2010) (see Exhibit 99.11 to Form 8-K filed June 29, 2011)
10.65*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (for 250,000 shares, previously dated December 11, 2009) (see Exhibit 99.12 to Form 8-K filed June 29, 2011)
10.66*	Amended and Restated Warrant for Stock issued to Greenebaum, dated June 23, 2011 (originally authorizing the purchase of $1,000,000 worth of shares at $2.572 per share before adjustments, previously dated June 27, 2007) (see Exhibit 99.13 to Form 8-K filed June 29, 2011)
10.67*	Warrant for Stock issued to Greenebaum for 1,000,000 shares, dated June 23, 2011 (see Exhibit 99.14 to Form 8-K filed June 29, 2011)
10.68*	Omnibus Allonge to Promissory Notes among the Company, Lightning Poker and CI II, dated June 23, 2011 (see Exhibit 99.15 to Form 8-K filed June 29, 2011)
10.69*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated February 22, 2010) (see Exhibit 99.16 to Form 8-K filed June 29, 2011)
10.70*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated June 30, 2008) (see Exhibit 99.17 to Form 8-K filed June 29, 2011)
10.71*	Amended and Restated Promissory Note, dated June 23, 2011, issued by Lightning Poker to Greenebaum (previously dated June 27, 2007) (see Exhibit 99.18 to Form 8-K filed June 29, 2011)
10.72*	Investor Rights Agreement among the Company, CI II and Greenebaum, dated June 23, 2011 (see Exhibit 99.19 to Form 8-K filed June 29, 2011)

10.73*	Securities Purchase Agreement among the Company, Lightning Poker and CI II, dated January 17, 2012 (see Exhibit 99.1 to Form 8-K filed January 23, 2012)
10.74*	Warrant for Stock (1,000,000 shares) issued by the Company to CI II, dated January 17, 2012 (see Exhibit 99.2 to Form 8-K filed January 23, 2012)
10.75*	Securities Purchase Agreement among the Company, Lightning Poker and CI II, dated July 6, 2012 (see Exhibit 99.1 to Form 8-K filed July 16, 2012)
10.76*	Warrant for Stock (1,000,000 shares) issued by the Company to CI II, dated July 6, 2012 (see Exhibit 99.2 to Form 8-K filed July 16, 2012)
10.77*	Promissory Note, dated January 30, 2013, issued by the Company to CI II (see Exhibit 99.1 to Form 8-K filed March 5, 2013)
10.78*	Promissory Note, dated May 6, 2013, issued by the Company to CI II (see Exhibit 99.1 to Form 8-K filed May 6, 2013)
10.79*	Omnibus Allonge to Promissory Notes between the Company and CI II (see Exhibit 99.1 to Form 8-K filed December 20, 2013)
10.80*	Warrant for Stock (500,000 shares) issued by the Company to CI II, dated December 18, 2013 (see Exhibit 99.2 to Form 8-K filed December 20, 2013)
10.81*	Warrant for Stock (500,000 shares) issued by the Company to CI II, dated December 18, 2013 (see Exhibit 99.3 to Form 8-K filed December 20, 2013)
10.82*	Warrant for Stock (250,000 shares) issued by the Company to CI II, dated October 8, 2014 (see Exhibit 99.2 to Form 8-K filed October 9, 2014)
21.1*	List of subsidiaries (see Exhibit 21.1 to Form 10-K filed April 7, 2011)
23.1	Consent of McGladrey LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101**	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	Chief Executive Officer, Director	March 27, 2015
Brian Haveson	(Principal Executive Officer)

/s/ Brian Haveson	Chief Financial Officer	March 27, 2015
Brian Haveson	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 27, 2015
Donald Caldwell

/s/ Fredrick C. Tecce	Director	March 27, 2015
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2014 and 2013
	Balance at Beginning of period	Additions Charges to Costs and Expenses	Deductions Writeoffs	Balance at End of Period
Year ended December 31, 2013
Allowance for deferred taxes	$9,930,000	$671,000	—	$10,601,000
Allowance for doubtful accounts	$7,254	$—	$—	$7,254
Year ended December 31, 2014
Allowance for deferred taxes	$10,601,000	$607,000	$—	$11,208,000
Allowance for doubtful accounts	$7,254	$—	$(3,254)	$4,000

