Form 10-Q
period 2015-03-31
Lightning Gaming, Inc.
filed 2015-05-12
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,607,474 common shares as of April 30, 2015; 4,500,000 Series A Nonvoting Capital Stock shares as of April 30, 2015

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014 (audited)
Assets
Current Assets
Cash	$380,221	$274,547
Accounts receivable, net	420,429	359,486
Inventory	113,663	132,561
Prepaid expenses	194,142	202,503
Total Current Assets	1,108,455	969,097

Property and Equipment, net	736,185	819,489

Other Assets	8,193	8,193
License fees, net of accumulated amortization	66,700	95,058

Total Assets	$1,919,533	$1,891,837

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$212,483	$158,665
Accrued expenses	154,173	213,959
Total Current Liabilities	366,656	372,624

Long Term Debt and Other Liabilities
Long term notes payable	14,750,000	14,750,000
Interest payable and other liabilities	7,972,483	7,677,826
Other long term liabilities	68,605	46,313
Fair value of warrants and convertible feature of long term debt	26,945	26,945
Total Long Term Debt and Other Liabilities	22,818,033	22,501,084

Commitments (Note 6)

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,735,285 and 4,660,285 shares issued and 4,607,474 and 4,532,474 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	4,736	4,661

Additional paid in capital	7,634,183	7,633,255
Accumulated deficit	(28,894,764)	(28,610,476)
Treasury stock, 127,811 shares, at cost	(13,811)	(13,811)
Total Stockholders’ Deficit	(21,265,156)	(20,981,871)

Total Liabilities and Stockholders’ Deficit	$1,919,533	$1,891,837

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

	March 31, 2015 (unaudited)	March 31, 2014 (unaudited)
Revenues
Lease and license fees	$973,398	$896,994
Sales of gaming products and parts	5,346	27,151
Total revenues	978,744	924,145

Costs and operating expenses
Operating expenses	198,637	189,221
Research and development	119,544	118,908
Selling, general and administrative expenses	505,882	531,430
Depreciation and amortization	144,311	197,730
Total costs and operating expenses	968,374	1,037,289

Operating income (loss)	10,370	(113,144)

Non-operating expense
Net interest expense	(294,658)	(289,726)
Net loss	$(284,288)	$(402,870)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.03)	$(0.04)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,500,000
Weighted average common shares outstanding-basic and diluted	4,533,307	4,652,474

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

	March 31, 2015 (unaudited)	March 31, 2014 (unaudited)

Net Cash Provided by (Used in) Operating Activities	$135,306	$(168,516)

Cash Flows From Investing Activities
Purchase of equipment	(37,149)	(79,433)
Proceeds from sale of equipment	2,267	27,000
Decrease in license fees	4,500	251

Net Cash Used in Investing Activities	(30,382)	(52,182)

Cash Flows From Financing Activities
Issuance of common stock	750	—

Net Cash Provided by Financing Activities	750	—

Net Increase (Decrease) in Cash	105,674	(220,698)

Cash - Beginning of period	274,547	462,200

Cash - End of period	$380,221	$241,502

Supplemental Disclosure of Non-Cash Financing Activities:

Inventory transferred to fixed assets	$—	$15,370

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2015

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Garfield
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Golden Egg
•	Blondie’s Penny Bonanza	•	Just Jackpots
•	Hagar the Horrible	•	Duck Dynamite
•	Beetle Bailey	•	Candy Cash
•	Pink Panther	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune	•	Lightning Lotto
•	Penny Palooza	•	Slotto
•	Snow White	•	Year of the Horse

Our gaming products feature advanced graphics and engaging games based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 27, 2015 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2014 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and the Company has experienced net operating losses and negative cash flows from operations since inception. Conditions have been improving and the Company expects these conditions to continue to improve, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations during 2015, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at March 31, 2015 and December 31, 2014 was $4,000.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. This guidance replaces the numerous GAAP revenue recognition requirements that are industry specific and establishes the principles to report about the nature, timing, and uncertainty of revenue from contracts with customers to users of financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2016, and the Company is assessing the impact it will have on our financial statements.

In August 2014, the FASB issued guidance regarding disclosures in the presentation of financial statements when the uncertainty exists about an entity’s ability to continue as a going concern. The update provides guidance in GAAP about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Along with requiring management’s assessment of the entity’s ability to continue as a going concern, the guidance:

•         provides a definition for the term “substantial doubt”;

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

In January 2015, the FASB issued an update under the income statement topic, eliminating from GAAP the concept of an extraordinary item which required an entity to separately classify, present and disclose extraordinary events and transactions. Although the separate classification has been eliminated, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendment is effective for the fiscal years and interim periods beginning after December 15, 2015. The guidance will be applied prospectively to transactions and events meeting the criteria.

In April 2015, the FASB issued an update under the interest topic, requiring the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this update. The amendment is effective for the fiscal years and interim periods beginning after December 15, 2015. The Company is assessing the impact this guidance may have on our financial statements.

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2015	December 31, 2014
Finished products	$1,685	$1,685
Raw materials and work in process	111,978	130,876
Inventory	$113,663	$132,561

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
Equipment, principally gaming equipment under lease	$4,219,497	$4,213,187
Delivery truck	28,140	28,140
Furniture and fixtures	76,459	75,177
Leasehold improvements	91,794	91,794
Property and equipment	4,415,890	4,408,298
Less accumulated depreciation	(3,679,705)	(3,588,809)
Property and equipment, net	$736,185	$819,489

Note 4.  License Fees

License fees consist of the following:

	March 31, 2015	December 31, 2014
Purchased licenses	$338,005	$342,505
Less accumulated amortization	(271,305)	(247,447)
License fees, net	$66,700	$95,058

Purchased licenses are amortized over 3 years.

Note 5.  Debt

Notes payable, long term consists of the following:

	Warrants	March 31, 2015	December 31, 2014

The Co-Investment Fund II, L.P. (“CI II”)	12,151,385	$14,750,000	$14,750,000

Substantially all of the Company’s assets are pledged as collateral on debt and all of the notes are due on June 30, 2017 with interest at 8% on each note payable at maturity.

In accordance with various loans obtained by the Company, CI II holds warrants to purchase the following maximum number of shares of common stock as of March 31, 2015:

Maximum Number of Shares	Price per Share	Expiration Date
8,901,385	$1.00	April 12, 2016
1,000,000	$1.00	January 17, 2017
1,000,000	$1.00	July 6, 2017
500,000	$1.00	January 30, 2018
500,000	$1.00	May 6, 2018
250,000	$1.00	October 8, 2019
12,151,385

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.  Debt (Continued)

The purchase price of the common stock is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes in the amount of $8,750,000 and related accrued interest of $4,121,195 at March 31, 2015 contain a right to convert the principal amount of the note and accrued interest into shares of common stock at the discretion of the note holder on the same terms and conditions of the next equity offering.

See Note 7, Stockholders’ Deficit, and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

Note 6. Commitments

In November 2009, the Company entered into a lease agreement for its corporate offices which became effective in January 2010 for a term of sixty-seven months. In September 2014, the lease was amended to include the following: 1) an extension of the lease term to February 28, 2021; 2) modification of the minimum annual and monthly rents for the extended lease term; 3) a rent abatement period of six months commencing October 1, 2014; and 4) an option to extend the term for a period of five years. Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for the three months ended March 31, 2015 and 2014 was $35,930 and $30,772, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2015	$79,362
2016	96,915
2017	99,337
2018	101,821
2019	104,366
2020 and thereafter	125,099
$606,900

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

At March 31, 2015, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$81,250
Advances made	(31,250)
Potential future payments	$50,000

As of March 31, 2015, the Company estimates that potential future royalty payments will be as follows:

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

A summary of option transactions in 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,198,000	$1.64
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2015	1,198,000	$1.64
Options available for grant under the Stock Plan at March 31, 2015	1,302,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the three months ended March 31, 2015.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended March 31, 2015 and 2014 was $253 and $3,221, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2015:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	2.7	$1.64	-	1,192,000	2.7	$1.63	-

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

The following table summarizes information with respect to stock options outstanding at December 31, 2014:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	3.0	$1.64	-	1,192,000	3.0	$1.63	-

As of March 31, 2015, there was approximately $340 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of .4 years.

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

The following table is a summary of the Company’s warrant activity for the three months ended March 31, 2015:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2014	12,151,385	$1.00
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding at March 31, 2015	12,151,385	$1.00

The following table summarizes information with respect to warrants outstanding at March 31, 2015:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,151,385	1.4	$1.00	-	12,151,385	$.100	-

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants (Continued)

The following table summarizes information with respect to warrants outstanding at December 31, 2014:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,151,385	1.7	$1.00	-	12,151,385	$1.00	-

For the three months ended March 31, 2015, the weighted average fair value per share of each warrant was $.01.

The fair value of each warrant is estimated using the Binomial pricing model, with the following assumptions for the three months ended March 31, 2015:

2015

Weighted average volatility	40.3%
Expected dividend yield	—
Expected term (in years)	1.4
Weighted average risk free interest rate	.4%

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2014	$—	$26,945
Net change in fair value	—	—
Balance March 31, 2015	$—	$26,945

Note 8.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2015, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $18,531,000, which expire at various times through 2034. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

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

During the three months ended March 31, 2015 and 2014 interest expense on all of the loans, including those transferred from Greenebaum to CI II as described above, amounted to $294,658 and $289,726, respectively. During 2015 and 2014, the Company made no principal or interest payments on those loans.

At March 31, 2015, included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $8,750,000 and accrued interest of $4,121,195, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As of March 31, 2015, CI II holds warrants to purchase up to 12,151,385 shares of common stock at a weighted average exercise price of $1.00 per share.

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 15% of its revenue from its top three customers for the three months ended March 31, 2015 and 13% of its revenue from its top three customers for the three months ended March 31, 2014.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Garfield
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Golden Egg
•	Blondie’s Penny Bonanza	•	Just Jackpots
•	Hagar the Horrible	•	Duck Dynamite
•	Beetle Bailey	•	Candy Cash
•	Pink Panther	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune	•	Lightning Lotto
•	Penny Palooza	•	Slotto
•	Snow White	•	Year of the Horse

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

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 271 slot machines out on lease or revenue share in 64 different casinos and cruise ships. As of April 30, 2015, we have sold or leased 62 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in 16 state and Canadian province jurisdictions.

We have generated operating revenues and cash from operations, but we have a history of losses since our inception. We incurred a net loss of $284,288 in the three months ended March 31, 2015.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2015 were $979,000 compared to $924,000 for the comparable prior year period. The increase in revenues was due to the increase in revenues from the placement of our slot machines.

Sales of gaming products, namely slot machines, decreased by $22,000 to $5,000 for the three months ended March 31, 2015 as compared to $27,000 for the three months ended March 31, 2014. Lease and license fees increased by a net of $76,000 (9%) to $973,000 for the three months ended March 31, 2015 as compared to $897,000 for the three months ended March 31, 2014. Our revenue model is based on recurring lease revenue and the placement of 43 additional slot machines in casinos generated a $105,000 increase in lease fees under this model. This was offset by a $29,000 decrease from poker table lease revenue as a result of one poker table return and one converted from a lease to a sale.

Cost of Products Sold

Cost of products sold were $0 due to the sale of a fully depreciated poker table for the three months ended March 31, 2015 and fully depreciated slot machines for the three months ended March 31, 2014. Gross margin on these sales were 100% for the three months ended March 31, 2015 and 2014.

Operating Expenses

Operating expenses increased by $10,000 (5%) to $199,000 for the three months ended March 31, 2015, from $189,000 for the three months ended March 31, 2014. This increase was the result of an increase in the monthly straight-line rent expense for the building lease offset by several reductions: 1) the continued transition from licensed to proprietary themes which reduce royalty costs; 2) the reduction in the slot machine activity during the quarter and the costs directly associated with that activity, i.e. freight and installation; and 3) the elimination of bonus expense.

Research and Development Expenses

Research and development expenses increased by $1,000 (1%) to $120,000 for the three months ended March 31, 2015, from $119,000 for the three months ended March 31, 2014. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists. This increase is attributable to the increase in salary and related benefit costs for research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $25,000 (5%) to $506,000 for the three months ended March 31, 2015, from $531,000 for the three months ended March 31, 2014. This decrease was primarily due to lower lab fees associated with the development of slot machine themes and lower regulatory costs associated with applications to new gaming jurisdictions.

Depreciation and Amortization

Depreciation and amortization decreased by $54,000 (27%) to $144,000 for the three months ended March 31, 2015 from $198,000 for the three months ended March 31, 2014. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated in 2014.

Net Interest Expense

Net interest expense increased by $5,000 (2%) to $295,000 for the three months ended March 31, 2015 from $290,000 for the three months ended March 31, 2014 and is attributable to the additional loan issued in October 2014.

Liquidity and Capital Resources

We have incurred net losses since inception and have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. These transactions are described in the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by (used in) operating activities	$135,306	$(168,516)	$303,822
Net cash used in investing activities	(30,382)	(52,182)	21,800
Net cash provided by financing activities	750	—	750
Net increase (decrease) in cash	105,674	(220,698)	$326,372
Cash, beginning of year	274,547	462,200
Cash, end of period	$380,221	$241,502

For the three months ended March 31, 2015, cash provided by operating activities increased $304,000 (180%) to $135,000 as compared to cash used in operating activities of $169,000 for the three months ended March 31, 2014. The increase in cash from operating activities was due to the increase in slot machine revenues along with the decreases in the outlay of cash required for license applications and renewals, inventory purchases, and the timing of payments to creditors, suppliers and vendors.

Net cash used in investing activities decreased $22,000 (42%) to $30,000 for the three months ended March 31, 2015 from $52,000 for the three months ended March 31, 2014. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This decrease consisted of a $47,000 reduction in both slot machine purchases and investments in brand licenses offset by the decrease in proceeds from the sale of slot machines of $25,000.

Net cash provided by financing activities was $1,000 for the three months ended March 31, 2015, an increase of $1,000 from $0 for the three months ended March 31, 2014, which represented the net proceeds from the issuance of common stock to a non-related party during the quarter.

Operations and Liquidity Management

For the three months ended March 31, 2015, we incurred a net loss of $284,288 however we generated $135,306 in cash from operating activities. At March 31, 2015, our cash balance was $380,221. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are between approximately $300,000 to $350,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations during 2015.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2015:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$22,722,483	$—	$22,722,483	$—	$—
Operating lease obligations (2)	606,900	103,390	197,468	207,465	98,576
Royalty fee obligation (3)	50,000	25,000	25,000	—	—
Total	$23,379,383	$128,390	$22,944,951	$207,465	$98,576

(1)	Represents the outstanding principal amount of notes and accrued interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of March 31, 2015, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, and have had net operating losses and negative cash flows from operations since the Company’s inception. Conditions have been improving and the Company expects these conditions to continue to improve, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations during 2015, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2015, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2015, we issued 75,000 shares of our $0.001 par value common stock to an unrelated party at $0.01 per share.

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

Date: May 12, 2015	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

