Form 10-Q
period 2015-06-30
Lightning Gaming, Inc.
filed 2015-08-12
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,607,474 Voting Common Stock shares as of July 31, 2015; 0 Nonvoting Common Stock shares as of July 31, 2015; 4,500,000 Series A Nonvoting Capital Stock shares as of July 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014;
3	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014;
4	Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014;
5	Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current Assets
Cash	$423,739	$274,547
Accounts receivable, net	337,836	359,486
Inventory	199,194	132,561
Prepaid expenses	195,125	202,503
Total Current Assets	1,155,894	969,097

Property and Equipment, net	640,301	819,489

Other Assets	8,193	8,193
License fees, net of accumulated amortization	39,826	95,058

Total Assets	$1,844,214	$1,891,837

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$180,604	$158,665
Accrued expenses	109,068	213,959
Total Current Liabilities	289,672	372,624

Long Term Debt and Other Liabilities
Long term notes payable	14,750,000	14,750,000
Interest payable and other liabilities	7,972,483	7,677,826
Other long term liabilities	62,955	46,313
Fair value of warrants and convertible feature of long term debt	20,521	26,945
Total Long Term Debt and Other Liabilities	22,805,959	22,501,084

Commitments (Note 6)

Stockholders' Deficit
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, 4,500,000 shares issued and outstanding	4,500	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,735,285 and 4,660,285 shares issued and 4,607,474 and 4,532,474 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	4,736	4,661

Additional paid in capital	7,634,437	7,633,255
Accumulated deficit	(28,881,279)	(28,610,476)
Treasury stock, 127,811 shares, at cost	(13,811)	(13,811)
Total Stockholders’ Deficit	(21,251,417)	(20,981,871)

Total Liabilities and Stockholders’ Deficit	$1,844,214	$1,891,837

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2015 and 2014

	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$896,674	$914,813
Sales of gaming products and parts	52,940	56,800
Total revenues	949,614	971,613

Costs and operating expenses
Cost of products sold	1,485	24,333
Operating expenses	200,127	206,232
Research and development	130,380	120,800
Selling, general and administrative expenses	471,761	428,333
Depreciation and amortization	138,800	190,128
Total costs and operating expenses	942,553	969,826

Operating income	7,061	1,787

Non-operating expense
Net interest expense	—	(289,945)
Change in value of warrants	6,424	—
Net income (loss)	$13,485	$(288,158)
Net income (loss) per common share including Series A Nonvoting shares-basic and diluted	$0.00	$(0.03)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,500,000
Weighted average common shares outstanding-basic and diluted	4,607,474	4,652,474

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2015 and 2014

	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$1,870,073	$1,811,807
Sales of gaming products and parts	58,286	83,951
Total revenues	1,928,359	1,895,758

Costs and operating expenses
Cost of products sold	1,485	24,333
Operating expenses	398,764	395,454
Research and development	249,924	239,709
Selling, general and administrative expenses	977,644	959,762
Depreciation and amortization	283,111	387,858
Total costs and operating expenses	1,910,928	2,007,116

Operating income (loss)	17,431	(111,358)

Non-operating expense
Net interest expense	(294,658)	(579,671)
Change in value of warrants	6,424	—
Net loss	$(270,803)	$(691,029)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.03)	$(0.08)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	4,500,000	4,500,000
Weighted average common shares outstanding-basic and diluted	4,570,576	4,652,474

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2015 and 2014

	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)

Net Cash Provided by (Used in) Operating Activities	$146,352	$(103,878)

Cash Flows From Investing Activities
Purchase of equipment	(57,692)	(246,301)
Proceeds from sale of equipment	52,267	83,000
Decrease in license fees	7,515	1,610

Net Cash Provided by (Used in) Investing Activities	2,090	(161,691)

Cash Flows From Financing Activities
Issuance of common stock	750	—

Net Cash Provided by Financing Activities	750	—

Net Increase (Decrease) in Cash	149,192	(265,569)

Cash - Beginning of period	274,547	462,200

Cash - End of period	$423,739	$196,631

Supplemental Disclosure of Non-Cash Financing Activities:

Inventory transferred to fixed assets	$—	$15,370

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2015

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

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 27, 2015 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2014 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources however conditions have been improving and the Company expects these conditions will continue to improve. The Company has been generating operating income and cash from operations, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations during 2015 and 2016, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all.

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

The allowance for doubtful accounts at June 30, 2015 and December 31, 2014 was $10,000 and $4,000, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. This guidance replaces the numerous GAAP revenue recognition requirements that are industry specific and establishes the principles to report about the nature, timing, and uncertainty of revenue from contracts with customers to users of financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2017, and the Company is assessing the impact it will have on our financial statements.

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

In April 2015, the FASB added guidance to the Intangibles – Goodwill and Other – Internal-Use Software subtopic in order to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The update states that when a cloud computing arrangement includes a software license, the customer should account for a software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment is effective for the fiscal years and interim periods beginning after December 15, 2015. The Company is assessing the impact this guidance may have on our financial statements.

In July 2015, the FASB issued an update under the inventory topic which more clearly articulates the requirements for the measurement and disclosure of inventory, stating that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendment is effective for the fiscal years beginning after December 15, 2016 and interim periods beginning after December 15, 2017. The Company is assessing the impact this guidance may have on our financial statements.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 2.  Inventory

Inventory consists of the following:

	June 30, 2015	December 31, 2014
Finished products	$1,685	$1,685
Raw materials and work in process	197,509	130,876
Inventory	$199,194	$132,561

Note 3.  Property and Equipment

Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
Equipment, principally gaming equipment under lease	$4,189,943	$4,213,187
Delivery truck	28,140	28,140
Furniture and fixtures	90,524	75,177
Leasehold improvements	91,794	91,794
Property and equipment	4,400,401	4,408,298
Less accumulated depreciation	(3,760,100)	(3,588,809)
Property and equipment, net	$640,301	$819,489

Note 4.  License Fees

License fees consist of the following:

	June 30, 2015	December 31, 2014
Purchased licenses	$334,990	$342,505
Less accumulated amortization	(295,164)	(247,447)
License fees, net	$39,826	$95,058

Purchased licenses are amortized over 3 years.

Note 5.  Debt

Notes payable, long term consists of the following:

	Warrants	June 30, 2015	December 31, 2014

The Co-Investment Fund II, L.P. (“CI II”)	12,151,385	$14,750,000	$14,750,000

Substantially all of the Company’s assets are pledged as collateral on debt and all of the notes are due on June 30, 2017 with interest at 8% on each note payable at maturity. In May 2015, the lender agreed to suspend the accrual of interest on all of the notes outstanding, effective April 1, 2015, in anticipation of converting its debt to equity in the Company as discussed further in Note 11, Subsequent Events.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5.  Debt (Continued)

In accordance with various loans obtained by the Company, CI II holds warrants to purchase the following maximum number of shares of common stock as of June 30, 2015:

Maximum Number of Shares	Price per Share	Expiration Date
8,901,385	$1.00	April 12, 2016
1,000,000	$1.00	January 17, 2017
1,000,000	$1.00	July 6, 2017
500,000	$1.00	January 30, 2018
500,000	$1.00	May 6, 2018
250,000	$1.00	October 8, 2019
12,151,385

The purchase price of the common stock is subject to adjustment from time to time pursuant to the anti-dilution provisions of the respective warrant agreements. Also, certain notes in the amount of $8,750,000 and related accrued interest of $4,121,195 at June 30, 2015 contain a right to convert the principal amount of the note and accrued interest into shares of common stock at the discretion of the note holder on the same terms and conditions of the next equity offering.

On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants for stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock, were converted into 181,000 shares of Voting Common Stock and 33,300,000 shares of the newly issued Nonvoting Common Stock of the Company. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

See Note 7, Stockholders’ Deficit, Note 9, Related Party Transactions, and Note 11, Subsequent Events for more information on debt and warrant transactions.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for the three months ended June 30, 2015 and 2014 was $34,751 and $34,330, respectively. Rental expense under this lease for the six months ended June 30, 2015 and 2014 was $70,681 and $65,102, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2015	$50,968
2016	96,914
2017	99,337
2018	101,821
2019	104,366
2020 and thereafter	125,099
$578,505

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

In March 2013, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Hagar the Horrible and related family of characters in gaming devices distributed worldwide. The initial term of the agreement runs from April 1, 2013 to June 30, 2015. The Company will have the right to extend the agreement for eight additional one-year terms upon payment of $50,000 in minimum royalties. The agreement is currently on a month-to-month basis.

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

At June 30, 2015, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$81,250
Advances made	(31,250)
Potential future payments	$50,000

As of June 30, 2015, the Company estimates that potential future royalty payments will be as follows:

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Stock Option Plan (Continued)

A summary of option transactions in 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,198,000	$1.64
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2015	1,198,000	$1.64
Options available for grant under the Stock Plan at June 30, 2015	1,302,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the six months ended June 30, 2015.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended June 30, 2015 and 2014 was $253 and $1,974, respectively. For the six months ended June 30, 2015 and 2014, compensation expense related to stock options was $506 and $5,194, respectively.

The following table summarizes information with respect to stock options outstanding at June 30, 2015:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	2.5	$1.64	-	1,192,000	2.5	$1.63	-

The following table summarizes information with respect to stock options outstanding at December 31, 2014:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	3.0	$1.64	-	1,192,000	3.0	$1.63	-

As of June 30, 2015, there was approximately $84 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Stock Plan. The cost is expected to be recognized over a weighted-average period of .1 years.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants:  In accordance with the loans obtained by the Company, the lender holds warrants to purchase 12,151,385 shares of the Company’s common stock at a price of $1.00 per share, expiring at various times from April 2016 through October 2019. The purchase price shall be subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements. The Company calculates the value of these warrants at the time of issuance using a Binomial Pricing Model. On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including the warrants listed above, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock, were converted into shares of the Company’s Common Stock. See Note 11, Subsequent Events, for further details on the conversion.

The following table is a summary of the Company’s warrant activity for the six months ended June 30, 2015:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2014	12,151,385	$1.00
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants outstanding at June 30, 2015	12,151,385	$1.00

The following table summarizes information with respect to warrants outstanding at June 30, 2015:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,151,385	1.2	$1.00	-	12,151,385	$1.00	-

The following table summarizes information with respect to warrants outstanding at December 31, 2014:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,151,385	1.7	$1.00	-	12,151,385	$1.00	-

For the six months ended June 30, 2015, the weighted average fair value per share of each warrant was $.01.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7.  Stockholders’ Deficit (Continued)

Warrants (Continued)

The fair value of each warrant is estimated using the Binomial pricing model, with the following assumptions for the six months ended June 30, 2015:

2015

Weighted average volatility	40.7%
Expected dividend yield	—
Expected term (in years)	1.1
Weighted average risk free interest rate	.4%

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2014	$—	$26,945
Net change in fair value	—	(6,424)
Balance June 30, 2015	$—	$20,521

Note 8.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of June 30, 2015, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $18,836,000, which expire at various times through 2034. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 9. Related Party Transactions (Continued)

In May 2015, the lender agreed to suspend the accrual of interest on all of the notes outstanding, effective April 1, 2015, in anticipation of entering into an agreement with the Company to convert its debt outstanding into equity. On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including the warrants listed above, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock, were converted into shares of the Company’s Common Stock. See Note 11, Subsequent Events, for further details on the conversion.

During the three months ended June 30, 2015 and 2014 interest expense on all of the loans, including those transferred from Greenebaum to CI II as described above, amounted to $0 and $289,945, respectively. Interest on the loans from CI II was $294,658 and $579,671 for the six months ended June 30, 2015 and 2014, respectively. During 2015 and 2014, the Company made no principal or interest payments on those loans.

At June 30, 2015, included in the notes held by CI II and accrued interest thereon are notes in the principal amount of $8,750,000 and accrued interest of $4,121,195, which are convertible into shares of our common stock on the same terms and conditions of the next equity offering.

As of June 30, 2015, CI II holds warrants to purchase up to 12,151,385 shares of common stock at a weighted average exercise price of $1.00 per share.

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 15% of its revenue from its top three customers for the six months ended June 30, 2015 and 13% of its revenue from its top three customers for the six months ended June 30, 2014.

Note 11. Subsequent Events

On July 27, 2015, the Company amended its Articles of Incorporation increasing the authorized number of shares of Common Stock to 150 million, creating a new class of stock called Nonvoting Common Stock, and authorizing the issuance of up to 50 million shares of Nonvoting Common Stock.

On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants for stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock, were converted into 181,000 shares of Voting Common Stock and 33,300,000 shares of the newly issued Nonvoting Common Stock of the Company. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the severe economic downturn that the gaming industry is suffering; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing, and may also adversely affect the ability of our customers to purchase our product and services; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 231 slot machines out on lease or revenue share in 57 different casinos and cruise ships. As of July 31, 2015, we have sold or leased 62 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in 16 state and Canadian province jurisdictions.

We have generated operating revenues and cash from operations, but we have a history of losses since our inception. We incurred a net loss of $270,803 in the six months ended June 30, 2015.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2015 were $950,000 compared to $972,000 for the comparable prior year period. The decrease in revenues was due to the decrease in lease revenues received from our Poker Tables which was mitigated by the increase in slot machine lease and license fees.

Sales of gaming products, namely slot machines, decreased by $4,000 to $53,000 for the three months ended June 30, 2015 as compared to $57,000 for the three months ended June 30, 2014. This decrease was due to the decrease in the number of installed slot machines sold during the quarter.

Lease and license fees decreased by a net of $18,000 (2%) to $897,000 for the three months ended June 30, 2015 as compared to $915,000 for the three months ended June 30, 2014 as a result of the Poker Table sold in February of 2015 that was previously leased and the expiration of other Poker Table leases. This decrease of $29,000 was offset by the increase in slot machine lease and license fees of $11,000 due to the placement of 4 additional slot machines in casinos.

Cost of Products Sold

For the three months ended June 30, 2015, cost of products sold decreased by $23,000 (94%) as compared to the three months ended June 30, 2014 however gross margin on the slot machine sales was 97% for the three months ended June 30, 2015 versus 57% for the three months ended June 30, 2014.

Operating Expenses

Operating expenses decreased by $6,000 to $200,000 for the three months ended June 30, 2015, from $206,000 for the three months ended June 30, 2014 as a result of the elimination of the lease commissions on the sold and terminated Poker Table leases.

Research and Development Expenses

Research and development expenses increased by $9,000 to $130,000 for the three months ended June 30, 2015, from $121,000 for the three months ended June 30, 2014. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase was due to the increase in guaranteed royalties associated with new brands acquired in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $44,000 to $472,000 for the three months ended June 30, 2015, from $428,000 for the three months ended June 30, 2014. This increase was the net effect of the reversal of $111,000 in prior year’s compliance costs, the result of an agreement between the Company and a former service provider settling and releasing all claims regarding disputed work previously performed and discharging all invoices outstanding, offset by the decrease in the bonus accrual and decreased participation in regional trade shows and related costs.

Depreciation and Amortization

Depreciation and amortization decreased by $51,000 to $139,000 for the three months ended June 30, 2015 from $190,000 for the three months ended June 30, 2014. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated.

Net Interest Expense

Net interest expense decreased by $290,000 to $0 for the three months ended June 30, 2015 from $290,000 for the three months ended June 30, 2014. This decrease was as a result of the agreement by the lenders to discontinue the accrual of interest effective April 1, 2015, in anticipation of converting its debt into equity of the Company.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

The Company’s revenues for the six months ended June 30, 2015 were $1,928,000 compared to $1,896,000 for the comparable prior year period, an increase of $32,000 or 2%. The increase in revenues was primarily due the increase in license fees earned attributable to the placement of our slot machines during the year.

Cost of Products Sold

For the six months ended June 30, 2015, cost of products sold decreased $23,000 to $1,000 from $24,000 for the six months ended June 30, 2014. This decrease was due to the decrease in the number of installed slot machines sold during the year.

Operating Expenses

Operating expenses increased $4,000 to $399,000 for the six months ended June 30, 2015, from $395,000 for the six months ended June 30, 2014. The increase is primarily the result of fees associated with the transfer of licensed slot machines from one casino to another.

Research and Development Expenses

Research and development expenses increased by $10,000 to $250,000 for the six months ended June 30, 2015, from $240,000 for the six months ended June 30, 2014. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase was due to the increase in guaranteed royalties associated with new brands acquired in the second half of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $18,000 to $978,000 for the six months ended June 30, 2015, from $960,000 for the six months ended June 30, 2014. This increase was the net effect of the reversal of $111,000 in prior year’s compliance costs, as described above, offset by the decrease in the bonus accrual and decreased participation in regional trade shows and related costs.

Depreciation and Amortization

Depreciation and amortization decreased $105,000 from $388,000 for the six months ended June 30, 2014 to $283,000 for the six months ended June 30, 2015. This decrease was from assets built and placed in gaming venues in prior years that are now fully depreciated.

Net Interest Expense

Net interest expense decreased $285,000 from $580,000 for the six months ended June 30, 2014 to $295,000 for the six months ended June 30, 2015. This decrease was as a result of the agreement by the lenders to discontinue the accrual of interest effective April 1, 2015, in anticipation of converting its debt into equity of the Company.

Liquidity and Capital Resources

Although we have incurred net losses since inception and have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans in the past, we are currently generating positive cash flow from operations and anticipate that we will have sufficient resources to support our cash needs during the current year. Our cash flows are discussed in further detail below:

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by (used in) operating activities	$146,352	$(103,878)	$250,230
Net cash provided by (used in) investing activities	2,090	(161,691)	163,781
Net cash provided by financing activities	750	—	750
Net increase (decrease) in cash	149,192	(265,569)	$414,761
Cash, beginning of year	274,547	462,200
Cash, end of period	$423,739	$196,631

For the six months ended June 30, 2015, cash provided by operating activities increased $250,000 (240%) to $146,000 as compared to cash used in operating activities of $104,000 for the six months ended June 30, 2014. The increase in cash from operating activities was due to the increase in slot machine revenues and gains on slot machines sold along with the decreases in the outlay of cash required for regulatory license applications and renewals and the timing of payments to creditors, suppliers and vendors.

Net cash provided by investing activities increased $164,000 (101%) to $2,000 for the six months ended June 30, 2015 from cash used of $162,000 for the six months ended June 30, 2014. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This increase was the result of the $195,000 reduction in both slot machine purchases and investments in brand licenses offset by the reduction in proceeds from the sale of slot machines of $31,000.

Net cash provided by financing activities was $1,000 for the six months ended June 30, 2015, an increase of $1,000 from $0 for the six months ended June 30, 2014, which represented the net proceeds from the issuance of common stock to a non-related party during the year.

Operations and Liquidity Management

For the six months ended June 30, 2015, we incurred a net loss of $270,803 however we generated $146,352 in cash from operating activities. At June 30, 2015, our cash balance was $423,739. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are between approximately $300,000 to $350,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations during 2015 and 2016.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2015:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Debt obligations (1)	$22,722,483	$—	$22,722,483	$—	$—
Operating lease obligations (2)	578,505	99,024	198,684	208,743	72,054
Royalty fee obligation (3)	50,000	25,000	25,000	—	—
Total	$23,350,988	$124,024	$22,946,167	$208,743	$72,054

(1)	Represents the outstanding principal amount of notes and accrued interest at the rate of 8% annually.

(2)	Represents operating lease agreements for office and warehouse facilities.

(3)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of June 30, 2015, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources however conditions have been improving and the Company expects these conditions will continue to improve. We have been generating operating income and cash from operations, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to continue to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations during 2015 and 2016, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2015, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2015	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

