Form 10-Q
period 2015-09-30
Lightning Gaming, Inc.
filed 2015-11-12
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

(610) 494-5534
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,788,474 Voting Common Stock shares as of October 31, 2015; 33,300,000 Nonvoting Common Stock shares as of October 31, 2015; -0- Series A Nonvoting Preferred Capital Stock shares as of October 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014;
3	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2015 and 2014;
4	Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014;
5	Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)

Assets
Current Assets
Cash	$387,443	$274,547
Accounts receivable, net	408,767	359,486
Inventory	164,795	132,561
Prepaid expenses	153,905	202,503
Total Current Assets	1,114,910	969,097

Property and Equipment, net	520,157	819,489

Other Assets	8,193	8,193
License fees, net of accumulated amortization	37,598	95,058

Total Assets	$1,680,859	$1,891,837

(Continued)

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$130,591	$158,665
Accrued expenses	108,866	213,959
Total Current Liabilities	239,457	372,624

Long Term Debt and Other Liabilities
Long term notes payable	—	14,750,000
Interest payable and other liabilities	—	7,677,826
Other long term liabilities	58,761	46,313
Fair value of warrants and convertible feature of long term debt	—	26,945
Total Long Term Debt and Other Liabilities	58,761	22,501,084

Commitments (Note 6)

Stockholders' Equity (Deficit)
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- and 4,500,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 and 4,660,285 shares issued and 4,788,474 and 4,532,474 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	4,917	4,661

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 and -0- shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	33,300	—

Additional paid in capital	30,348,857	7,633,255
Accumulated deficit	(28,990,622)	(28,610,476)
Treasury stock, 127,811 shares, at cost	(13,811)	(13,811)
Total Stockholders’ Equity (Deficit)	1,382,641	(20,981,871)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,680,859	$1,891,837

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$740,500	$927,764
Sales of gaming products and parts	171,945	3,080
Total revenues	912,445	930,844

Costs and operating expenses
Cost of products sold	32,426	—
Operating expenses	176,420	203,730
Research and development	136,271	148,227
Selling, general and administrative expenses	546,649	545,414
Depreciation and amortization	129,713	184,988
Total costs and operating expenses	1,021,479	1,082,359

Operating loss	(109,034)	(151,515)

Non-operating expense
Net interest expense	(309)	(290,164)
Net loss	$(109,343)	$(441,679)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.00)	$(0.05)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	1,760,870	4,500,000
Weighted average common shares outstanding-basic and diluted	4,717,648	4,652,474
Weighted average nonvoting common shares outstanding-basic and diluted	20,269,565	—

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$2,610,572	$2,739,571
Sales of gaming products and parts	230,231	87,031
Total revenues	2,840,803	2,826,602

Costs and operating expenses
Cost of products sold	33,911	24,333
Operating expenses	575,183	599,183
Research and development	386,194	387,935
Selling, general and administrative expenses	1,524,293	1,505,176
Depreciation and amortization	412,824	572,846
Total costs and operating expenses	2,932,405	3,089,473

Operating loss	(91,602)	(262,871)

Non-operating expense
Net interest expense	(294,967)	(869,836)
Change in value of warrants	6,424	—
Net loss	$(380,145)	$(1,132,707)
Net loss per common share including Series A Nonvoting shares-basic and diluted	$(0.03)	$(0.12)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	3,576,923	4,500,000
Weighted average common shares outstanding-basic and diluted	4,620,152	4,652,474
Weighted average nonvoting common shares outstanding-basic and diluted	6,830,769	—

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)

Net Cash Used in Operating Activities	$(15,177)	$(7,513)

Cash Flows From Investing Activities
Purchase of equipment	(82,028)	(316,756)
Proceeds from sale of equipment	217,266	83,000
(Increase) decrease in license fees	(7,915)	4,746

Net Cash Provided by (Used in) Investing Activities	127,323	(229,010)

Cash Flows From Financing Activities
Issuance of common stock	750	—

Net Cash Provided by Financing Activities	750	—

Net Increase (Decrease) in Cash	112,896	(236,523)

Cash - Beginning of period	274,547	462,200

Cash - End of period	$387,443	$225,677

Supplemental Disclosure of Non-Cash Financing Activities:

Non-cash transactions from conversion of debt, accrued interest and warrants to stockholders’ equity
Issuance of common stock	$181	$—
Issuance of nonvoting common stock	28,800	—
Extinguishment of loan principal	(14,750,000)	—
Extinguishment of accrued interest on loans	(7,972,795)	—
Conversion of warrants	(20,521)	—
Contribution of additional paid in capital from conversion	22,714,335	—
	$—	$—

Inventory transferred to fixed assets	$—	$15,370

See Notes to Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2015

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Around the World in 80 Days
•	Popeye’s Bonus Voyage	•	Garfield
•	Popeye’s Seven Seas	•	Jungle Book
•	Blondie’s Penny Bonanza	•	Golden Egg
•	Hagar the Horrible	•	Just Jackpots
•	Beetle Bailey	•	Duck Dynamite
•	Pink Panther	•	Candy Cash
•	Swamp Fever	•	Olive Oyl’s Jumbo Stacks
•	Vampires Fortune	•	Jumbo Fish Stacks
•	Penny Palooza	•	Lightning Lotto
•	Snow White	•	Slotto
•	Fins N Wins	•	Year of the Horse

Our gaming products feature advanced graphics and engaging games based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 27, 2015 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2014 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and the Company has experienced net operating losses and negative cash flows from operations since inception. Conditions have been improving and the Company expects these conditions to continue to improve, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations during the remainder of the year and through 2016, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all.

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

The allowance for doubtful accounts at September 30, 2015 and December 31, 2014 was $10,000 and $4,000, respectively.

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

Note 2.  Inventory

Inventory consists of the following:

	September 30, 2015	December 31, 2014
Finished products	$7,151	$1,685
Raw materials and work in process	157,644	130,876
Inventory	$164,795	$132,561

Note 3.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Equipment, principally gaming equipment under lease	$4,139,573	$4,213,187
Delivery truck	28,140	28,140
Furniture and fixtures	90,524	75,177
Leasehold improvements	91,794	91,794
Property and equipment	4,350,031	4,408,298
Less accumulated depreciation	(3,829,874)	(3,588,809)
Property and equipment, net	$520,157	$819,489

Note 4.  License Fees

License fees consist of the following:

	September 30, 2015	December 31, 2014
Purchased licenses	$350,420	$342,505
Less accumulated amortization	(312,822)	(247,447)
License fees, net	$37,598	$95,058

Purchased licenses are amortized over 3 years.

Note 5.  Debt

Notes payable, long term consists of the following:

	Warrants	September 30, 2015	December 31, 2014

The Co-Investment Fund II, L.P. (“CI II”)	—	$—	$14,750,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5.  Debt (Continued)

On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants to purchase a maximum of 12,151,385 shares of Company stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into 181,000 shares of Voting Common Stock, par value $0.001, and 33,300,000 shares of Nonvoting Common Stock, par value $0.001, of the Company. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

Substantially all of the Company’s assets had been pledged as collateral on debt and all of the notes were due on June 30, 2017 with interest at 8% on each note payable at maturity. In May 2015, the lender agreed to suspend the accrual of interest on all of the notes outstanding, effective April 1, 2015, in anticipation of converting its debt and related obligations to equity in the transaction described above.

See Note 7, Stockholders’ Equity (Deficit), and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for the three months ended September 30, 2015 and 2014 was $34,475 and $34,330, respectively. Rental expense under this lease for the nine months ended September 30, 2015 and 2014 was $105,156 and $99,432, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2015	$24,028
2016	96,914
2017	99,337
2018	101,821
2019	104,366
2020 and thereafter	125,099
$551,565

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

In June 2011, the Company entered into an exclusive license agreement with MGM/Brandegenuity, LLC to use the images of the Pink Panther and related family of characters in gaming devices distributed in the United States and Canada. The initial term of the agreement was for three years with the Company’s right to extend the agreement for an additional five years upon payment of minimum royalties. The agreement has expired and all royalty obligations have been paid in full.

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

In March 2013, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Hagar the Horrible and related family of characters in gaming devices distributed worldwide. The initial term of the agreement ran from April 1, 2013 to June 30, 2015. The Company will have the right to extend the agreement for eight additional one-year terms upon payment of $50,000 in minimum royalties. The agreement is currently on a month-to-month basis.

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

At September 30, 2015, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$81,250
Advances made	(31,250)
Potential future payments	$50,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

As of September 30, 2015, the Company estimates that potential future royalty payments will be as follows:

Year ending December 31,	Minimum Commitments
2015	$25,000
2016	25,000
Potential future payments	$50,000

Note 7.  Stockholders’ Equity (Deficit)

On July 27, 2015, the Company amended its Articles of Incorporation increasing the authorized number of shares of Common Stock to 150 million, creating a new class of stock called Nonvoting Common Stock, and authorizing the issuance of up to 50 million shares of Nonvoting Common Stock.

On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants to purchase a maximum of 12,151,385 shares of Company stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into 181,000 shares of Voting Common Stock and 33,300,000 shares of the newly issued Nonvoting Common Stock of the Company. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

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

A summary of option transactions in 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	1,198,000	$1.64
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2015	1,198,000	$1.64
Options available for grant under the Stock Plan at September 30, 2015	1,302,000

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

Note 7.  Stockholders’ Equity (Deficit) (Continued)

Stock Option Plan (Continued)

options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the nine months ended September 30, 2015.

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended September 30, 2015 and 2014 was $84 and $477, respectively. For the nine months ended September 30, 2015 and 2014, compensation expense related to stock options was $591 and $5,671, respectively.

The following table summarizes information with respect to stock options outstanding at September 30, 2015:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	2.2	$1.64	-	1,198,000	2.2	$1.64	-

The following table summarizes information with respect to stock options outstanding at December 31, 2014:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	3.0	$1.64	-	1,192,000	3.0	$1.63	-

As of September 30, 2015, all compensation cost related to share-based compensation arrangements granted under the Stock Plan had been fully recognized.

Warrants:  In accordance with the loans obtained by the Company, the lender previously held warrants to purchase 12,151,385 shares of the Company’s common stock at a price of $1.00 per share, expiring at various times from April 2016 through October 2019. The purchase price was subject to adjustment from time to time pursuant to the respective provisions of the warrant agreements. The Company calculated the value of warrants at the time of issuance using a Binomial Pricing Model.

On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including the warrants described above, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into 181,000 shares of Voting Common Stock, par value $0.001, and 33,300,000 shares of Nonvoting Common Stock, par value $0.001, of the Company.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7.  Stockholders’ Equity (Deficit) (Continued)

Warrants (Continued)

The following table is a summary of the Company’s warrant activity for the nine months ended September 30, 2015:

	Warrants Outstanding	Weighted Average Exercise Price

Outstanding at December 31, 2014	12,151,385	$1.00
Warrants granted	—	—
Warrants exercised	—	—
Warrants terminated	12,151,385	1.00
Warrants outstanding at September 30, 2015	—	$—

The following table summarizes information with respect to warrants outstanding at December 31, 2014:

Warrants Outstanding				Vested Warrants
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,151,385	1.7	$1.00	-	12,151,385	$1.00	-

The fair value of each warrant is estimated using the Binomial pricing model. The following assumptions were used to determine the fair value of the options prior to their termination on August 6, 2015:

2015

Weighted average volatility	40.7%
Expected dividend yield	-
Expected term (in years)	1.1
Weighted average risk free interest rate	.4%

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance December 31, 2014	$—	$26,945
Net change in fair value	—	(6,424)
Warrants terminated	—	(20,521)
Balance September 30, 2015	$—	$—

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

As a result of the recalculation of deductible interest for tax purposes, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $24,843,000, which expire at various times through 2035. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur.

As a result of the cancellation of debt and accrued interest on debt on August 6, 2015, the Company will recognize an attribute reduction of the NOL carryforward effective January 1, 2016 of approximately $11,683,000, reducing the NOL carryforward available as of that date to $13,160,000. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the current financial statements.

Note 9.  Related Party Transactions

In October 2014, the Company borrowed $250,000 from CI II to fund the purchase of twenty-five slot machine cabinets and component parts. Prior to the debt conversion on August 6, 2015 as described below, the note was due on June 30, 2017 together with interest at the rate of 8% per annum. The note was convertible into Nonvoting Stock at $1.00 per share at the discretion of the lender. A warrant to purchase 250,000 shares of common stock was issued concurrently with the note.

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

In May 2015, the lender agreed to suspend the accrual of interest on all of the notes outstanding, effective April 1, 2015, in anticipation of entering into an agreement with the Company to convert its debt outstanding into equity. On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants to purchase a maximum of 12,151,385 shares of Company stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into 181,000 shares of the Company’s Common Stock, par value $0.001 per share, and 33,300,000 shares of the Company’s Nonvoting Common Stock, $0.001 par value per share. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

During the three months ended September 30, 2015 and 2014 interest expense on all of the loans, including those transferred from Greenebaum to CI II as described above, amounted to $312 and $290,164, respectively. Interest on the loans from CI II was $294,970 and $869,836 for the nine months ended September 30, 2015 and 2014, respectively. During 2014, the Company made no principal or interest payments on those loans and, on August 6, 2015, the loans were converted into equity in the transaction as described above.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 15% of its revenue from its top three customers for the nine months ended September 30, 2015 and 13% of its revenue from its top three customers for the nine months ended September 30, 2014.

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

The current products are:

•	Popeye	•	Around the World in 80 Days
•	Popeye’s Bonus Voyage	•	Garfield
•	Popeye’s Seven Seas	•	Jungle Book
•	Blondie’s Penny Bonanza	•	Golden Egg
•	Hagar the Horrible	•	Just Jackpots
•	Beetle Bailey	•	Duck Dynamite
•	Pink Panther	•	Candy Cash
•	Swamp Fever	•	Olive Oyl’s Jumbo Stacks
•	Vampires Fortune	•	Jumbo Fish Stacks
•	Penny Palooza	•	Lightning Lotto
•	Snow White	•	Slotto
•	Fins N Wins	•	Year of the Horse

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 190 slot machines out on lease or revenue share in 47 different casinos and cruise ships. As of October 31, 2015, we have sold or leased 62 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in 16 state and Canadian province jurisdictions.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2015 were $912,000 compared to $931,000 for the comparable prior year period. The decrease in revenues was due to the decrease in lease revenues received from both our slot machines and Poker Tables which was mitigated by the increase in sales of gaming products, namely slot machines.

Sales of slot machines increased by $169,000 to $172,000 for the three months ended September 30, 2015 as compared to $3,000 for the three months ended September 30, 2014. This increase was due to the establishment and implementation of an aggressive for-sale market plan using reduced cost cabinets acquired in the second quarter of 2015 to offset the reduction in the leased install base during the quarter.

Lease and license fees decreased by $187,000 (20%) to $741,000 for the three months ended September 30, 2015 as compared to $928,000 for the three months ended September 30, 2014. This decrease was as a result of the Poker Table sold in February of 2015 that was previously leased and the expiration of other Poker Table leases, in addition to the reduction of leased slot machines as a result of pressure for our casino customers to reduce lease expense and cut operating costs experienced during the quarter.

Cost of Products Sold

For the three months ended September 30, 2015, cost of products sold increased by $32,000 (100%) as compared to $0 for the three months ended September 30, 2014. This increase is a direct result of the 11 reduced-cost cabinet slot machine units sold under the for-sale marketing plan. Gross margin on the slot machine sales was $140,000 for the three months ended September 30, 2015 versus $3,000 for the three months ended September 30, 2014.

Operating Expenses

Operating expenses decreased by $28,000 to $176,000 for the three months ended September 30, 2015, from $204,000 for the three months ended September 30, 2014 as a result of the elimination of the lease commissions on the sold and terminated Poker Table leases and lower freight costs as a result from switching to a carrier with a lower per-load cost and a reduction in the number of units transported.

Research and Development Expenses

Research and development expenses decreased by $12,000 to $136,000 for the three months ended September 30, 2015, from $148,000 for the three months ended September 30, 2014. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease was the result of the reduction in payroll and payroll tax and benefit related costs due to the shift of the game designer position from a full-time employee to a part-time subcontractor. In addition, the guaranteed royalties associated with new brands acquired in 2014 were written off as development costs until the brand commenced the generation of revenue in 2015, at which time the royalties were expensed as operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2,000 to $547,000 for the three months ended September 30, 2015, from $545,000 for the three months ended September 30, 2014. This increase was the net effect of additional costs associated with the Company’s participation in an annual gaming industry trade show offset by the reduction in lab costs associated with the testing of new game themes experienced during the quarter.

Depreciation and Amortization

Depreciation and amortization decreased by $55,000 to $130,000 for the three months ended September 30, 2015 from $185,000 for the three months ended September 30, 2014. This decrease was from assets built and placed in gaming venues in prior years that are now fully depreciated.

Net Interest Expense

Net interest expense decreased by $290,000 to $0 for the three months ended September 30, 2015 from $290,000 for the three months ended September 30, 2014. This decrease was as a result of the agreement by the lender to discontinue the accrual of interest effective April 1, 2015, and the conversion of the lender’s debt into stockholders’ equity of the Company in August 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

The Company’s revenues for the nine months ended September 30, 2015 were $2,841,000 compared to $2,827,000 for the comparable prior year period, an increase of $14,000 or 1%. The increase was the net result of the increase in sales of slot machine gaming products during the year of $143,000 offset by the decrease in lease and license fees of $129,000.

Cost of Products Sold

For the nine months ended September 30, 2015, cost of products sold increased $10,000 to $34,000 from $24,000 for the nine months ended September 30, 2014. This increase was due to the increase in the slot machine units sold during the year. As a result of the reduced-cost cabinets for the slot machines sold, gross margin on units sold increased $134,000 to $196,000 or 85% for the nine months ended September 30, 2015 from $62,000 or 72% for the nine months ended September 30, 2014.

Operating Expenses

Operating expenses decreased $24,000 to $575,000 for the nine months ended September 30, 2015, from $599,000 for the nine months ended September 30, 2014. The decrease is primarily the result of the elimination of royalties from expired license contracts.

Research and Development Expenses

Research and development expenses decreased by $2,000 to $386,000 for the nine months ended September 30, 2015, from $388,000 for the nine months ended September 30, 2014. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease was the result of the reduction in payroll and payroll tax and benefit related costs due to the shift of the game designer position from a full-time employee to a part-time subcontractor.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $19,000 to $1,524,000 for the nine months ended September 30, 2015, from $1,505,000 for the nine months ended September 30, 2014. This increase was the net effect of additional costs associated with the Company’s participation in an annual gaming industry trade show offset by the reduction in lab costs associated with the testing of new game themes.

Depreciation and Amortization

Depreciation and amortization decreased $160,000 from $573,000 for the nine months ended September 30, 2014 to $413,000 for the nine months ended September 30, 2015. This decrease was from assets built and placed in gaming venues in prior years that are now fully depreciated.

Net Interest Expense

Net interest expense decreased $575,000 from $870,000 for the nine months ended September 30, 2014 to $295,000 for the nine months ended September 30, 2015. This decrease was as a result of the agreement by the lender to discontinue the accrual of interest effective April 1, 2015, and the conversion of the lender’s debt into stockholders’ equity of the Company in August 2015.

Liquidity and Capital Resources

Although we have incurred net losses since inception and have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans in the past, we are currently generating positive cash flow from the combined operations and investing activities and anticipate that we will have sufficient resources to support our cash needs during the current year and 2016. Our cash flows are discussed in further detail below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2015	2014	Change
Net cash used in operating activities	$(15,177)	$(7,513)	$(7,664)
Net cash provided by (used in) investing activities	127,323	(229,010)	356,333
Net cash provided by financing activities	750	—	750
Net increase (decrease) in cash	112,896	(236,523)	$349,419
Cash, beginning of period	274,547	462,200
Cash, end of period	$387,443	$225,677

For the nine months ended September 30, 2015, cash used in operating activities increased $8,000 (102%) to $15,000 as compared to cash used in operating activities of $7,000 for the nine months ended September 30, 2014. The increase in cash used in operating activities was due to the timing of payments to creditors, suppliers and vendors and the receipt of an invoice payment on a large slot machine sale.

Net cash provided by investing activities increased $356,000 (155%) to $127,000 for the nine months ended September 30, 2015 from cash used of $229,000 for the nine months ended September 30, 2014. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This increase was the result of the $222,000 reduction in both slot machine purchases and investments in brand licenses in addition to the increase in proceeds from the sale of previously leased slot machines of $134,000.

Net cash provided by financing activities was $1,000 for the nine months ended September 30, 2015, an increase of $1,000 from $0 for the nine months ended September 30, 2014, which represented the net proceeds from the issuance of common stock to a non-related party during the year.

Operations and Liquidity Management

For the nine months ended September 30, 2015, we incurred a net loss of $380,145 however we generated $112,896 in cash from all activities. At September 30, 2015, our cash balance was $387,443. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are between approximately $300,000 to $350,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the remainder of 2015 and during 2016.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2015:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$551,566	$96,314	$199,911	$210,032	$42,310
Royalty fee obligation (2)	50,000	25,000	25,000	—	—
Total	$601,566	$121,314	$224,911	$210,032	$42,310

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of September 30, 2015, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources and have experienced net operating losses and negative cash flows since inception. Conditions have been improving and we expect these conditions will continue to improve, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to continue to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the remainder of 2015 and during 2016, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2015, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, 2015, we entered into an agreement with The Co-Investment Fund II, L.P. (“CI II”) in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants to purchase a maximum of 12,151,385 shares of Company stock, as well as 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into 181,000 shares of the Company’s Common Stock, par value $0.001 per share, and 33,300,000 shares of the Company’s Nonvoting Common Stock, $0.001 par value per share. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

The stock was issued without registration under the Securities Act pursuant to the exemption from registration in Section 4(2) of the Securities Act.

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

Date: November 12, 2015	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson President, Chief Executive Officer and Director

