Form 10-K
period 2015-12-31
Lightning Gaming, Inc.
filed 2016-03-25
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public market for the registrant's stock. As of March 25, 2016, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s (voting) Common Stock, par value $0.001 per share, outstanding as of March 25, 2016 was 4,688,474. The number of shares of the registrant’s Nonvoting Common Stock, par value $0.001 per share, outstanding as of March 25, 2016 was 33,300,000. The number of shares of the registrant’s Preferred Stock, par value $0.001 per share, outstanding as of March 25, 2016 was -0-.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19

Item 8.      Financial Statements

1	Reports of Independent Registered Public Accounting Firms	29
2	Consolidated Balance Sheets as of December 31, 2015 and 2014;	31
3	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014;	33
4	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014;	34
5	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014;	35
6	Notes to Consolidated Financial Statements	37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	52
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	52
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions, and Director Independence	58
Item 14.	Principal Accountant Fees and Services	59
Item 15.	Exhibits and Financial Statement Schedules	60

PART I

Item 1.	Business.

Lightning Poker, Inc. (“Lightning Poker”) was incorporated in Pennsylvania in 2005 under the name Pokermatic, Inc. and succeeded to the business of Pokermatic, LLC, a Pennsylvania limited liability company formed in 2004. Lightning Gaming, Inc. (the “Company”) was incorporated on March 1, 2007 and on January 29, 2008, completed a merger with Lightning Poker the (“Merger”) which became a wholly owned subsidiary of the Company. Lightning Slot Machines, LLC (“Lightning Slots”) was formed in 2008 to leverage the Company’s existing gaming licenses. The Company is an early stage company which, through Lightning Poker and Lightning Slots, manufactures and markets gaming products to casinos, card rooms, cruise ships, other gaming and lottery venues. Its executive offices are located at 23 Creek Circle, Boothwyn, Pennsylvania, 19061.

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

Products

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. Our games combine advanced graphics and digital music to create an engaging player experience. The current slot machine products are:

•	Popeye	•	Garfield
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Golden Egg
•	Blondie’s Penny Bonanza	•	Just Jackpots
•	Hagar the Horrible	•	Duck Dynamite
•	Beetle Bailey	•	Candy Cash
•	Swamp Fever	•	Olive Oyl’s Jumbo Stacks
•	Vampires Fortune	•	Jumbo Fish Stacks
•	Penny Palooza	•	Lightning Lotto
•	Snow White	•	Slotto
•	Fins N Wins	•	Year of the Horse
•	Around the World in 80 Days	•	Cinderella

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos than the machines offered by our competitors. Our games are based on licensed, well-recognized brands, cartoon characters and proprietary, non-branded themes.

When we expanded our products to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines. We currently have 198 video slot machines placed in 47 casinos in 51 jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency.

To date, we have secured 51 regulatory gaming licenses, including 35 from Native American tribes. We offer our video slot machine products in 14 state and Canadian province jurisdictions. We expect to be licensed in several additional jurisdictions during 2016 and over the next several years. Our first product was The Lightning Poker Table ("Poker Table"), a fully automated electronic poker table that enables up to ten players to make their wagers and game decisions via individual touch-screen betting stations. It utilizes a software application written in Java, which runs on a Linux-based multi-game table platform. Our Poker Table has received Gaming Laboratories Incorporated ("GLI") certification for a casino version of Texas Hold'em, Omaha, Omaha High/Low, and Tournament poker.

In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cash station. The newer version allows for cash management at the table. As of February 29, 2016, we have sold or leased 62 newer version Poker Tables, as described above, to domestic and international casinos, card rooms, and cruise ships.

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

We estimate that about 20 companies in the world manufacture slot machines for legalized gaming markets. Of these companies, we believe that Aristocrat, International Gaming Technology PLC (“IGT”), Konami Co. Ltd., Evri Holdings, Inc., Aruze Gaming, Novomatic Group of Companies, AGS L.L.C. and Scientific Games Corporation have a majority of this worldwide market.

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

In January 2015, we submitted a patent application for a new slot machine title, Chinese Video Poker, and are awaiting status of the application.

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

Currently we have exclusive license agreements with (i) Hearst Holdings, Inc. for the exclusive worldwide use of Popeye (except in the United Kingdom and Japan), Blondie, Beetle Bailey, and Flash Gordon, and associated characters in gaming devices, and (ii) Paws, Inc. for the exclusive US rights and non-exclusive worldwide use of Garfield. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 12 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of February 29, 2016, we have a total of 51 regulatory gaming licenses for our products, including regulatory gaming licenses in Native American and certain foreign jurisdictions, and we are preparing to file applications for several additional licenses in North America.

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

Our research and development expenses were $520,051 and $502,096 during the fiscal years ended December 31, 2015 and 2014, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2015 and 2014, revenue from customers outside the United States accounted for approximately $2,889 and $68,785 or 0% and 2% of revenues, respectively, and three and five casino customers accounted for 21% and 20%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 8% and 10% of our 2015 and 2014 revenues, respectively. As of December 31, 2015 and 2014, our long-lived assets outside the United States were not significant. As of December 31, 2015 and 2014, five and four casino customers accounted for 73% and 22%, respectively, of our net accounts receivable.

Employees

As of March 15, 2016, we had 10 full-time and 1 part-time employees as well as two consultants that provide engineering and game design services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We have accumulated losses of $29,233,282 through the year ended December 31, 2015. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy.

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

In general, we compete with other gaming and entertainment products for space on the casino customers’ floor, as well as for our customers' capital and operational spending. Some of the larger gaming supply companies with whom we compete are IGT, Scientific Games and Aristocrat. New competitors may also enter our key markets.

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

These financial market conditions affect our business in a number of ways. The diminished availability of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of orders for our products and services. Current financial market conditions could also affect our ability to raise funds in the capital and bank lending markets. If economic conditions do not improve, we might not be able to raise funds or obtain financing. This, in turn, could have a material and adverse effect on us.

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

We might not attempt to meet, or we might be unable to meet, the initial listing standards of NASDAQ or any other stock exchange. Even if we obtain a listing of our common stock, we might be unable to maintain that listing. Before our stock is so listed, we might seek to have our stock quoted on the OTCQB or OTC Pink marketplaces of OTC Link, where our stockholders may find it more difficult than on a stock exchange to dispose of shares or obtain accurate quotations as to trading price and trading activity. In addition, if we failed to meet criteria set forth in a trading rule issued by the SEC, that rule would impose various practice requirements on broker-dealers who sell our stock to persons other than established customers and accredited investors. This may deter broker-dealers from recommending or selling our stock, which may further reduce its liquidity. This would also make it more difficult for us to raise additional capital.

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

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue those shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of holders of our common stock. For example, those shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. In February 2010 we allocated 6,000,000 of these shares of Preferred Stock to a new series of stock titled Series A Nonvoting Capital Stock which is identical to our common stock except that it is nonvoting. These shares do not have any liquidation preference over the common shares outstanding. Although no shares of Preferred Stock are currently outstanding and we have no present intention to issue any shares of Preferred Stock, there is no assurance that we will not do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease office and warehouse space of 11,566 square feet located at 23 Creek Circle, Boothwyn, PA 19061 at an average rental of $90,979 per year. The lease was renewed in 2014 and expires in February 2021. This is the location of our principal offices and substantially all of our operations. The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

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

Holders of record. On March 25, 2016, there were approximately 75 shareholders of record of our common stock and one shareholder of record of our Nonvoting Common Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2015, with respect to our stock option plan under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,198,000 (1)	$1.64	1,302,000

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Garfield
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Golden Egg
•	Blondie’s Penny Bonanza	•	Just Jackpots
•	Hagar the Horrible	•	Duck Dynamite
•	Beetle Bailey	•	Candy Cash
•	Swamp Fever	•	Olive Oyl’s Jumbo Stacks
•	Vampires Fortune	•	Jumbo Fish Stacks
•	Penny Palooza	•	Lightning Lotto
•	Snow White	•	Slotto
•	Fins N Wins	•	Year of the Horse
•	Around the World in 80 Days	•	Cinderella

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

We have generated revenues, but we have a history of losses since our inception. We incurred a net loss of $622,806 in the fiscal year ended December 31, 2015.

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2015.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The accounting for income taxes involves significant judgments and estimates and deals with complex tax regulations. When recognizable, the recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods. If, based on available data, future estimated tax liabilities differ materially from our estimates, the resulting difference will be recorded in the period in which they become known.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. In addition, the Company considers changes in our business strategy and the industry as a whole in assessing recoverability of its long-lived assets. Any resulting impairment loss will be measured and recognized in the period in which the impairment becomes known.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. This guidance replaces the numerous GAAP revenue recognition requirements that are industry specific and establishes the principles to report about the nature, timing, and uncertainty of revenue from contracts with customers to users of financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2017. The Company is assessing the impact this guidance will have on our financial statements.

In August 2014, the FASB issued guidance regarding disclosures in the presentation of financial statements when the uncertainty exists about an entity’s ability to continue as a going concern. The update provides guidance in GAAP about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Along with requiring management’s assessment of the entity’s ability to continue as a going concern, the guidance provides:

●	a definition for the term “substantial doubt”;
●	requires an evaluation every reporting period including interim periods;
●	provides principles for considering the mitigating effect of management’s plans;
●	requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans;
●	requires an express statement and other disclosures when substantial doubt is not alleviated; and
●	requires an assessment for a period of one year after the date that the financial statements are issued.

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

In November 2015, the FASB issued an update under the income taxes topic, simplifying the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and the Company is assessing the impact this guidance may have on our financial statements.

In February 2016, the FASB finalized the accounting standard and issued an update under the Leases topic. The update provides for major changes by lessees in that a lessee must recognize on its statement of financial position both an asset (“right-of-use”), representing its right to use the underlying asset, and a lease liability for all leases, other than short-term leases with terms of twelve months or less. The guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefits from the use of the asset and (2) the right to direct the use of the asset. Differentiation between finance and operating leases still remains however the most notable difference from previous guidance is recognizing the asset and liability on the statement of financial position for operating leases.

For finance leases, lessees are required to:

  Recognize a right-of-use asset and a lease liability in the statement of financial position which is initially measured at the present value of the lease payments;
  Recognize interest in the statement of comprehensive income on the lease liability separately from amortization of the right-of-use asset; and
  Classify in the statement of cash flows repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities.

For operating leases, lessees are required to:

  Recognize a right-of-use asset and a lease liability in the statement of financial position which is initially measured at the present value of the lease payments;
  Recognize a single lease cost, generally allocated over the lease term on a straight-line basis; and
  Classify all cash payments in the statement of cash flows as operating activities.

Under the update, lessor accounting for leases remains largely unchanged providing that lessor accounting is aligned with changes made to the lessee accounting guidance and key aspects under the revenue recognition guidance.

The amendments in this update are effective for fiscal and interim periods beginning after December 15, 2018 and the Company is assessing the impact this guidance will have on our financial statements.

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2015 were $4,054,000 compared to $3,766,000 for the prior year, an increase of $288,000. The increase in revenues was the result of a $779,000 increase in slot machine and parts sales net of decreases in Poker Table and slot machine lease revenues of $480,000 and license fees of $11,000. The decrease in lease revenue is the result of a Poker Table sold in February of 2015 that was previously leased and the expiration of other Poker Table leases, in addition to the reduction of leased slot machines as a result of pressure for our casino customers to reduce lease expense and cut operating costs experienced during the year.

Cost of Products Sold

For the year ended December 31, 2015, cost of products sold increased $531,000 to $555,000 from $24,000 for the year ended December 31, 2014. This increase is a direct result of 26 reduced-cost cabinet slot machine units sold under the for-sale marketing plan and one large display sale that occurred during the year. Gross margin was $3,499,000 for the year ended December 31, 2015 compared to $3,742,000 for the year ended December 31, 2014. While the gross margin on sales of gaming products increased $249,000, from $63,000 for the year ended December 31, 2014 to $312,000 for the year ended December 31, 2015, the $243,000 overall decrease in gross margin is attributable to the decrease in lease revenues experienced during the year.

Operating Expenses

Operating expenses decreased by $124,000 to $726,000 for the year ended December 31, 2015, from $850,000 for the year ended December 31, 2014. This decrease was primarily the result of the decrease in installation and game conversion costs relating to our leased slot machine business in addition to the reduction in royalty fees due on licensed themes revenues.

Research and Development Expenses

Research and development expenses increased by $18,000 to $520,000 for the year ended December 31 2015, from $502,000 for the year ended December 31, 2014. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses and consulting fees for programmers, game designers and graphic artists. This increase was due to the increase in consultant services retained, guaranteed royalty fees due during the product development stage, and costs for patent applications incurred during 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,072,000 for the year ended December 31, 2015, an increase of $42,000 from $2,030,000 for the year ended December 31, 2014. This increase was result of the increase in laboratory fees and compliance costs associated with the testing new games and product themes offset by the decrease in salaries and commissions for the elimination of a salesperson in August 2015, the effects of the 2014 accrued bonus reversed in 2015, and the decrease in legal and professional fees. The reversal of $111,000 in prior year’s compliance costs, the result of an agreement between the Company and a former service provider settling and releasing all claims regarding disputed work previously performed and discharging all invoices outstanding, was the reason for the increase in laboratory fees.

Depreciation and Amortization

Depreciation and amortization decreased by $226,000 to $515,000 for the year ended December 31, 2015 from $741,000 for the year ended December 31, 2015 as a result of assets built and placed in gaming venues in prior years that are now fully depreciated in addition to licenses that are now fully amortized.

Net Interest Expense

Net interest expense decreased $870,000 from $1,165,000 for the year ended December 31, 2014 to $295,000 for the year ended December 31, 2015. This decrease was as a result of the agreement by the lender to discontinue the accrual of interest effective April 1, 2015, and the conversion of the lender’s debt into stockholders’ equity of the Company in August 2015.

Change in Fair Value of Warrants and Convertibility Feature of Long Term Debt

The change in fair value of our warrants of $6,000 for the year ended December 31, 2015 was mainly due to the declines in the remaining life of the warrant and the estimated fair market value of our common stock and was consistent with the change for the year ended December 31, 2014.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans however in 2015, we were able to fund these costs with the proceeds from the sales of our gaming products. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	2015	2014	Change
Net cash used in operating activities	$(87,000)	$(7,000)	$(80,000)
Net cash provided by (used in) investing activities	174,000	(424,000)	598,000
Net cash provided by (used in) financing activities	(4,000)	244,000	(248,000)
Net increase (decrease) in cash	83,000	(187,000)	$270,000
Cash, beginning of year	275,000	462,000
Cash, end of period	$358,000	$275,000

For the twelve months ended December 31, 2015, net cash used in operating activities increased $80,000 to $87,000 as compared to $7,000 for the twelve months ended December 31, 2014. The increase in cash used in operating activities was primarily due to the timing of receipts from customers as well as the timing of payments to creditors, suppliers and vendors.

Net cash provided by investing activities realized a positive swing, increasing $598,000 to $174,000 for the twelve months ended December 31, 2015, from $424,000 used in investing activities for the twelve months ended December 31, 2014. Cash is used in investing activities to produce slot machines and acquire brand and software licenses for our slot products. Conversely, cash is provided by investing activities when our previously leased slot and Poker Table products are sold. As a result of the number of incremental units needed and the shift in production from branded/licensed to proprietary, non-branded themes, fewer slot machines were produced and licenses acquired in 2015 than in 2014, generating a positive variance of $407,000. In addition, $274,000 was generated from the proceeds from sales of slot machines in 2015 versus $83,000 in 2014, for an increase of $191,000.

Net cash provided by financing activities for the year ended December 31, 2014 was generated by the issuance of a promissory note for $250,000 in October 2014 offset by the purchase of common stock for the treasury of $6,000. Net cash used in financing activities was $4,000 for the twelve months ended December 31, 2015 and was the result of common stock purchased for the treasury for $5,000 offset by the issuance of common stock of $1,000, resulting in the $248,000 negative cash swing as shown in the table above.

Operations and Liquidity Management

For the twelve months ended December 31, 2015, we incurred a net loss of $623,000 and used $87,000 of cash in operating activities. At December 31, 2015, our cash balance was $357,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are approximately $300,000 to $350,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations during 2016.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2015:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$527,538	$96,914	$201,158	$211,342	$18,124
Royalty fee obligation (2)	25,000	25,000	—	—	—
Total	$552,538	$121,914	$201,158	$211,342	$18,124

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of December 31, 2015, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Reports of Independent Registered Public Accounting Firms

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lightning Gaming, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Lightning Gaming, Inc. and subsidiaries (the “Company) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule of Lightning Gaming, Inc. listed in item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Baker Tilly Virchow Krause, LLP

Wyomissing, Pennsylvania

March 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Lightning Gaming, Inc.

We have audited the accompanying consolidated balance sheet of Lightning Gaming, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule of Lightning Gaming, Inc. listed in item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/RSM US LLP

Blue Bell, Pennsylvania

March 27, 2015

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash	$357,477	$274,547
Accounts receivable, net	621,894	359,486
Inventory	143,805	132,561
Prepaid expenses	140,941	202,503
Total Current Assets	1,264,117	969,097

Property and Equipment, net	407,064	819,489

Other Assets	8,193	8,193
License fees, net of accumulated amortization	51,682	95,058

Total Assets	$1,731,056	$1,891,837
See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries Consolidated Balance Sheets (Continued)

	December 31, 2015	December 31, 2014
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$444,637	$158,665
Accrued expenses	93,961	213,959
Total Current Liabilities	538,598	372,624

Long-Term Debt and Other Liabilities
Long-term notes payable	—	14,750,000
Interest payable and other liabilities	—	7,677,826
Other long-term liabilities	57,478	46,313
Fair value of warrants and convertible feature of long-term debt	—	26,945
Total Long-Term Debt and Other Liabilities	57,478	22,501,084

Commitments (Note 6)

Stockholders' Equity (Deficit)
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- and 4,500,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	4,500

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 and 4,660,285 shares issued at December 31, 2015 and 2014, respectively, 4,688,474 and 4,532,474 shares outstanding at December 31, 2015 and 2014, respectively	4,917	4,661

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 and -0- shares issued and outstanding at December 31, 2015 and 2014, respectively	33,300	—

Additional paid in capital	30,348,856	7,633,255
Accumulated deficit	(29,233,282)	(28,610,476)
Treasury stock, 227,811 and 127,811 shares, at cost, as of December 31, 2015 and 2014, respectively	(18,811)	(13,811)
Total Stockholders’ Equity (Deficit)	1,134,980	(20,981,871)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,731,056	$1,891,837

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2015	December 31, 2014

Revenues
Lease, license and service fees	$3,187,136	$3,678,628
Sales of gaming products and parts	866,497	87,217
Total revenues	4,053,633	3,765,845

Costs and operating expenses
Cost of products sold	554,880	24,333
Operating expenses	725,972	850,007
Research and development	520,051	502,096
Selling, general and administrative expenses	2,071,770	2,029,535
Depreciation and amortization	515,223	740,903
Total costs and operating expenses	4,387,896	4,146,874

Operating loss	(334,263)	(381,029)

Non-operating income (expense)
Net interest expense	(294,967)	(1,164,603)
Change in fair value of warrants	6,424	5,926
Net loss	$(622,806)	$(1,539,706)
Net loss per share, including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$(0.03)	$(0.17)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	2,675,342	4,500,000
Weighted average Common shares outstanding-basic and diluted	4,661,482	4,649,515
Weighted average Nonvoting Common shares outstanding-basic and diluted	13,502,466	—

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended December 31, 2015 and 2014

	Series A Nonvoting Capital Stock		Common Stock		Non voting Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Shares	Amount	Total
Balance January 1, 2014	4,500,000	$4,500	4,660,285	$4,661	-	$-	$7,628,404	$(27,070,770)	7,811	$(7,811)	$(19,441,016)
Net Loss	-	-	-	-	-	-	-	(1,539,706)	-	-	(1,539,706)
Purchase of stock for the treasury	-	-	-	-	-	-	-	-	120,000	(6,000)	(6,000)
Issuance of Warrants	-	-	-	-	-	-	(1,077)	-	-	-	(1,077)
Stock based compensation	-	-	-	-	-	-	5,928	-	-	-	5,928
Balance December 31, 2014	4,500,000	$4,500	4,660,285	$4,661	-	$-	$7,633,255	$(28,610,476)	127,811	$(13,811)	$(20,981,871)
Net Loss	-	-	-	-		-	-	(622,806)	-	-	(622,806)
Issuance of Stock	-	-	256,000	256	28,800,000	28,800	22,715,010	-	-	-	22,744,066
Exchange of Stock	(4,500,000)	(4,500)	-	-	4,500,000	4,500	-	-	-	-	-
Purchase of stock for the treasury	-	-	-	-	-	-	-	-	100,000	(5,000)	(5,000)
Stock based compensation	-	-	-	-	-	-	591	-	-	-	591
Balance December 31, 2015	-	$-	4,916,285	$4,917	33,300,000	$33,300	$30,348,856	$(29,233,282)	227,811	$(18,811)	$1,134,980

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(622,806)	$(1,539,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(233,636)	(58,667)
Depreciation and amortization	515,223	740,903
Stock based compensation	591	5,928
Decrease in fair value of warrants and convertible feature of long-term debt	(6,424)	(5,926)
Changes in Assets and Liabilities
Increase in accounts receivable	(262,408)	(61,666)
Increase in inventory	(11,244)	(31,428)
(Increase) decrease in prepaid expenses and other assets	61,562	(100,373)
Increase (decrease) in accounts payable	285,972	(134,562)
Increase in interest payable and other liabilities	294,969	1,164,603
Increase (decrease) in accrued expenses	(119,998)	9,299
Increase in other long-term liabilities	11,165	4,387
Net cash used in operating activities	(87,034)	(7,208)

Cash flows from investing activities
Purchase of equipment	(75,554)	(488,106)
Proceeds from sale of equipment	274,267	83,000
Increase in license fees	(24,499)	(19,339)

Net cash provided by (used in) investing activities	174,214	(424,445)

Cash flow from financing activities
Proceeds from issuance of notes	—	250,000
Issuance of stock	750	—
Purchase of treasury stock	(5,000)	(6,000)
Net cash (used in) provided by financing activities	(4,250)	244,000

Net increase (decrease) in cash	82,930	(187,653)
Cash beginning	274,547	462,200
Cash ending	$357,477	$274,547

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended
	December 31,	December 31,
	2015	2014
Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash transactions from conversion of debt, accrued interest, and warrants to stockholders’ equity
Issuance of common stock	$181	$—
Issuance of nonvoting common stock	28,800	—
Extinguishment of loan principal	(14,750,000)	—
Extinguishment of accrued interest on loans	(7,972,795)	—
Conversion of warrants	(20,521)	—
Contribution of additional paid in capital from conversion	22,714,335	—
	$—	$—

Issuance of capital stock warrants in connection with notes payable	$—	$1,077
Inventory transferred to equipment	$—	$15,370

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business: Lightning Gaming, Inc. (the “Company”) was incorporated on March 1, 2007 and on January 29, 2008, completed a merger with Lightning Poker, Inc. (“Lightning Poker”) which became a wholly-owned subsidiary of the Company.

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Garfield
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Golden Egg
•	Blondie’s Penny Bonanza	•	Just Jackpots
•	Hagar the Horrible	•	Duck Dynamite
•	Beetle Bailey	•	Candy Cash
•	Swamp Fever	•	Olive Oyl’s Jumbo Stacks
•	Vampires Fortune	•	Jumbo Fish Stacks
•	Penny Palooza	•	Lightning Lotto
•	Snow White	•	Slotto
•	Fins N Wins	•	Year of the Horse
•	Around the World in 80 Days	•	Cinderella

Our gaming products feature advanced graphics and engaging games based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and the Company has experienced net operating losses and negative cash flows from operations since inception. Conditions improved during 2014 and 2015 and the Company expects these conditions to continue to improve, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations during 2016. However, if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

A summary of the Company’s significant accounting policies is as follows:

Revenue Recognition: The Company generates revenue from leasing and selling our Poker Table and slot machines. The Company recognizes revenue on sales of our products, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, our products are delivered and our ability to collect is reasonably assured. The recognition of revenue generated under operating leases occurs when the ability to collect is reasonably assured. The license agreements are based on either a fixed monthly price or a pre-determined percentage of the monthly net “rake” revenue collected for each Poker Table and daily revenue collected for each slot machine, subject to daily minimums and maximums.

If multiple units of our products are included in any one sale or lease agreement, revenue is allocated to each unit based upon its respective fair value against the total contract value and revenue recognition is deferred on those units where all requirements of revenue recognition have not been met.

For the years 2015 and 2014 revenue from customers outside the United States accounted for approximately $2,889 and $68,785 or 0% and 2% of revenues. Three and five casino customers accounted for 21% and 20% of our revenues for the years ended December 31, 2015 and 2014, respectively. One casino group represented 8% and 10% of total revenues for each of the years ended December 31, 2015 and 2014, respectively.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the recoverable value of long-lived assets and the fair market value of warrants and the convertible feature of long-term debt, if applicable. Actual results could differ from those estimates.

Cash and Cash Equivalents: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally-insured amount. The Company has not experienced any losses from deposits above the federally-insured amount.

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

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, a specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company has a reserve of $18,000 and $4,000 as of December 31, 2015 and 2014, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

At December 31, 2015 and 2014, accounts receivable from five and four casino customers, respectively, represented 72% and 22%, respectively, of total accounts receivable. One customer represented 40% of the total accounts receivable balance as of December 31, 2015.

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the Statement of Operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally-developed software costs as well as employee and product costs associated with the development of our products. As of December 31, 2015 and 2014, no amounts had been capitalized.

Inventory: Inventory is stated at the lower of cost or market using the first-in, first-out method.

Fair Value Measurements: Given their short-term nature and expected maturity, the carrying amounts reported in these financial statements for cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued expenses approximate fair value.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Leasehold improvements are amortized over the life of the lease or the useful life of the improvement if less.

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

The Company has assessed its tax position and does not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Statement of Operations. The Company has determined that there are no unrecognized tax benefits, and accordingly, has not recognized any interest or penalties during 2015 and 2014 related to unrecognized tax benefits. There is no accrual for interest or penalties as of December 31, 2015 and 2014.

The Company files U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2012 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2015 or 2014.

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31, 2015	December 31, 2014
Stock options	1,198,000	1,198,000
Warrants	—	12,151,385
Convertible notes and accrued interest	—	12,696,850
	1,198,000	26,046,235

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2015	December 31, 2014
Finished products	$1,685	$1,685
Raw materials	142,120	130,876
Inventory	$143,805	$132,561

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Equipment, principally gaming equipment	$4,108,598	$4,213,187
Delivery truck	28,140	28,140
Furniture and fixtures	90,525	75,177
Leasehold improvements	91,794	91,794
Property and equipment	4,319,057	4,408,298
Less accumulated depreciation	(3,911,993)	(3,588,809)
Property and equipment, net	$407,064	$819,489

Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $447,348 and $646,503 for the years ended December 31, 2015 and 2014, respectively.

Note 4. License Fees

License fees consist of the following:

	December 31, 2015	December 31, 2014
Purchased licenses	$367,004	$342,505
Less accumulated amortization	(315,322)	(247,447)
License fees, net	$51,682	$95,058

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated Statements of Operations and relating to the purchased licenses was $67,875 and $94,400 for the years ended December 31, 2015 and 2014, respectively.

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2016	$35,398
2017	10,450
2018	5,834
$51,682

Note 5. Debt

Notes Payable, long-term consist of the following:

	December 31, 2015		December 31, 2014
	Warrants	Notes Payable	Warrants	Notes Payable

The Co-Investment Fund II, L.P. (“CI II”)	-	$-	12,151,385	$14,750,000

On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants to purchase a maximum of 12,151,385 shares of Company stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into 181,000 shares of (voting) Common Stock, par value $0.001, and 33,300,000 shares of Nonvoting Common Stock, par value $0.001, of the Company. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5. Debt (Continued)

Prior to conversion, substantially all of the Company’s assets had been pledged as collateral on debt and all of the notes were due on June 30, 2017 with interest at 8% on each note payable at maturity. In May 2015, the lender agreed to suspend the accrual of interest on all of the notes outstanding, effective April 1, 2015, in anticipation of converting its debt and related obligations to equity in the transaction described above.

On October 8, 2014, the Company borrowed $250,000 from CI II to fund the purchase of twenty-five slot machine cabinets and component parts. The promissory note was due on June 30, 2017 including interest at the rate of 8% per annum and was convertible into Nonvoting Stock at $1.00 per share at the discretion of the holder. In connection with the promissory note, the Company issued to CI II warrants to purchase up to 250,000 shares of common stock at an exercise price of $1.00 per share (subject to anti-dilution adjustments), with an expiration date of October 8, 2019.

On December 19, 2014, CI II purchased all of the outstanding debt and the related accrued interest and warrants thereon owed by the Company to Stewart J. Greenebaum, LLC (“Greenebaum”). See Note 9 Related Party Transactions.

See Note 7, Stockholders’ Equity (Deficit) and Note 9, Related Party Transactions for more information on debt and warrant transactions.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for the years ended December 31, 2015 and 2014 was $141,086 and $135,590, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2016	$96,915
2017	99,337
2018	101,821
2019	104,366
2020	106,975
2021 and thereafter	18,124
$527,538

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

In October 2009, the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brands POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan. The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to December 2013. In April 2013, the Company was granted the right to sublicense the POPEYE brand for distribution to bar and salon customers only in Spain for the remainder of the renewal term. In December 2013, the Company and Hearst Holdings entered into a second renewal agreement extending the license and sublicense renewal term from January 1, 2014 to December 31, 2016. The extension agreement provides the Company the right to extend the agreement for six additional one-year renewal terms upon the payment of minimum royalties during the renewal period.

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

In March 2013, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Hagar the Horrible and related family of characters in gaming devices distributed worldwide. The initial term of the agreement ran from April 1, 2013 to June 30, 2015. The Company has the right to extend the agreement for eight additional one-year terms upon payment of $50,000 in minimum royalties. The agreement is currently on a month-to-month basis.

In October 2014, the Company entered into a license agreement with Paws, Inc. to use the brand Garfield and associated family of characters in gaming devices distributed worldwide, except in the embargo countries of Cuba, Iran and Sudan. The initial term of the agreement runs from December 1, 2014 to November 30, 2017 and is subject to a guaranteed minimum royalty of $75,000. In December 2014 and 2015, the Company paid $25,000 as non-refundable advances against the guaranteed royalty. An additional $25,000 is payable before November 1, 2016. The guaranteed advanced payments are recoupable out of royalties earned on the license.

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

At December 31, 2015, the Company had total license fee commitments and advance payments made as follows:

Minimum Commitments
Total royalty and license fee commitments	$81,250
Advances made	(56,250)
Potential future payments	$25,000

As of December 31, 2015, the Company estimates that potential future royalty payments will be $25,000 for the year ending December 31, 2016.

Note 7. Stockholders’ Equity (Deficit)

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2015, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

Expense relating to the stock option plan was $591 and $5,928 for the years ended December 31, 2015, and 2014, respectively.

A summary of option transactions in 2015 and 2014 is as follows:

	Shares	Weighted Average Exercise Price
Options at January 1, 2014	1,548,000	$1.41
Options granted	—	—
Options cancelled	(350,000)	.63
Options at December 31, 2014	1,198,000	1.64
Options granted	—	—
Options cancelled	—	—
Options at December 31, 2015	1,198,000	1.64
Options exercisable at December 31, 2015	1,198,000	1.64
Shares available for grant at December 31, 2015	1,302,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Equity Deficit (Continued)

Stock Option Plan (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2015 or 2014. Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. There was no adjustment in 2015 or 2014 with respect to forfeited awards.

The following table summarizes information with respect to stock options outstanding at December 31, 2015:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	2.0	$1.64	-	1,198,000	2.0	$1.64	-

The following table summarizes information with respect to stock options outstanding at December 31, 2014:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	3.0	$1.64	-	1,192,000	3.0	$1.63	-

As of December 31, 2015, all compensation costs related to nonvested share-based compensation arrangements granted under the Stock Plan had been fully recognized.

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

On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including the warrants described above, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into 181,000 shares of (voting) Common Stock, par value $0.001, and 33,300,000 shares of Nonvoting Common Stock, par value $0.001, of the Company.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Equity (Deficit) (Continued)

Warrants (Continued)

The following table is a summary of the Company’s warrant activity for the years ended December 31, 2015 and 2014:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2014	11,901,385	1.00
Warrants granted	250,000	1.00
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2014	12,151,385	1.00
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	(12,151,385)	1.00
Warrants at December 31, 2015	—	—
Warrants exercisable at December 31, 2015	—

The following table summarizes information with respect to warrants outstanding at December 31, 2014:

Warrants Outstanding				Vested Warrants
Weighted
	Average	Weighted			Weighted
	Remaining	Average	Aggregate		Average	Aggregate
	Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Number	Life (Years)	Price	Value	Number	Price	Value
12,151,385	1.7	$1.00	-	12,151,385	$1.00	-

The weighted average fair value per share of the warrants granted for the year ended December 31, 2014 was $.01.

The fair value of each warrant is estimated using the Binomial pricing model. The following assumptions were used to determine the fair value of the options prior to their termination on August 6, 2015 and on December 31, 2014:

	2015	2014
Weighted average volatility	40.7%	40.5%
Expected dividend yield	—	—
Expected term (in years)	1.1	1.7
Weighted average risk free interest rate	.4%	.5%

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

The fair value of the warrants was recognized currently in earnings and included in other long-term liabilities in the accompanying Balance Sheets prior to conversion. Also, certain notes had contained a right to convert the principal amount of the note and accrued interest into shares of common stock.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Equity (Deficit) (Continued)

Warrants (Continued)

The Company accounted for the value of the warrants and the debt conversion right in the same manner used for stock-based compensation. In accordance with FASB guidance, warrants and the debt conversion feature are classified within Level 3 because they are valued using the Binomial model. Some of the inputs to these valuations are unobservable in the market and are significant.

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance January 1, 2014	$—	$31,794
Fair value of warrants issued in 2014	—	1,077
Net change in fair value	—	(5,926)
Balance December 31, 2014	—	26,945
Net change in fair value	—	(6,424)
Warrants converted	—	(20,521)
Balance December 31, 2015	$—	$—

Note 8. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Current tax expense:
Federal	$—	$—
State	—	—
	$—	$—
Deferred tax benefit (expense):
Federal	$(549,000)	$459,000
State	(178,000)	148,000
Valuation reserve	727,000	(607,000)
	$—	$—

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax asset:
Net operating loss carryforward	$10,176,000	$7,513,000
Accounts receivable reserves	7,000	2,000
Property and equipment	(125,000)	(109,000)
Accrued expenses	(34,000)	3,198,000
Impairment charge	296,000	296,000
Start-up costs	28,000	33,000
Stock based compensation	62,000	62,000
Inventory reserves	4,000	128,000
Other	67,000	85,000
	10,481,000	11,208,000
Less valuation allowance	(10,481,000)	(11,208,000)
Net deferred taxes	$—	$—

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the Statements of Operations is as follows for the years ended December 31, 2015 and 2014.

	Year ended December 31,
	2015	2014
Federal tax benefit at statutory rate	$(212,000)	$(524,000)
State tax benefit net of federal taxes	(41,000)	(101,000)
Expense on stock options and warrants	—	2,000
Warrant valuation	(2,000)	(2,000)
Cancellation of debt	966,000	—
Other	16,000	18,000
Increase (decrease) in valuation allowance	(727,000)	607,000
Income tax expense	$—	$—

As of December 31, 2015, as a result of the recalculation of deductible interest for tax purposes, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $25,104,000, which expire at various times through 2035. As a result of the cancellation of debt and accrued interest on debt on August 6, 2015, the Company will recognize an attribute reduction of the NOL carryforward effective January 1, 2016 of approximately $11,683,000, reducing the NOL carryforward available as of that date to $13,421,000. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the current financial statements.

Note 9. Related Party Transactions

In October 2014, the Company borrowed $250,000 from CI II to fund the purchase of twenty-five slot machine cabinets and component parts. Prior to the debt conversion on August 6, 2015 as described below, the note was due on June 30, 2017 together with interest at the rate of 8% per annum. The note was convertible into Preferred Series A Nonvoting Capital Stock at $1.00 per share at the discretion of the lender. A warrant to purchase 250,000 shares of common stock was issued concurrently with the note.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 9. Related Party Transactions (Continued)

On December 19, 2014, Stewart J. Greenebaum, LLC (“Greenebaum”) sold all of its legal rights, title and interest in and to the stock, notes, including all accrued interest thereon, and warrants held with respect to the Company as of that date to CI II. Among the items transferred were 1,500,000 shares of Preferred Series A Nonvoting Capital Stock, notes of $1,000,000 in principal including accrued interest, convertible notes of $2,000,000 in principal including accrued interest, and warrants to purchase 2,500,000 shares of common stock at $1.00 per share.

In May 2015, CI II agreed to suspend the accrual of interest on all of the notes outstanding, effective April 1, 2015, in anticipation of entering into an agreement with the Company to convert its debt outstanding into equity. On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants to purchase a maximum of 12,151,385 shares of Company stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into 181,000 shares of the Company’s Common Stock, par value $0.001 per share, and 33,300,000 shares of the Company’s Nonvoting Common Stock, $0.001 par value per share. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

During the twelve months ended December 31, 2015 and 2014, respectively, interest on all of the loans including those transferred from Greenebaum to CI II as described above, amounted to $294,970 and $1,164,603 respectively. During 2015 and 2014, respectively, the Company made no principal or interest payments on those loans and, on August 6, 2015, the loans were converted into equity in the transaction as described above.

Note 10. Recently Issued Pronouncements

In May 2014, the FASB and the International Accounting Standards Board issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. This guidance replaces the numerous GAAP revenue recognition requirements that are industry specific and establishes the principles to report about the nature, timing, and uncertainty of revenue from contracts with customers to users of financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and the Company is assessing the impact it will have on our financial statements.

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

In November 2015, the FASB issued an update under the income taxes topic, simplifying the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and the Company is assessing the impact this guidance may have on our financial statements.

In February 2016, the FASB finalized the accounting standard and issued an update under the Leases topic. The update provides for major changes by lessees in that a lessee must recognize on its statement of financial position both an asset (“right-of-use”), representing its right to use the underlying asset, and a lease liability for all leases, other than short-term leases with terms of twelve months or less. The guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (1) the right to obtain substantially all of the economic benefits from the use of the asset and (2) the right to direct the use of the asset. Differentiation between finance and operating leases still remains however the most notable difference from previous guidance is recognizing the asset and liability on the statement of financial position for operating leases.

For finance leases, lessees are required to:

1.	Recognize a right-of-use asset and a lease liability in the statement of financial position which is initially measured at the present value of the lease payments;
2.	Recognize interest in the statement of comprehensive income on the lease liability separately from amortization of the right-of-use asset; and
3.	Classify in the statement of cash flows repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities.

For operating leases, lessees are required to:

1.	Recognize a right-of-use asset and a lease liability in the statement of financial position which is initially measured at the present value of the lease payments;

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 10. Recently Issued Pronouncements (Continued)

2.	Recognize a single lease cost, generally allocated over the lease term on a straight-line basis; and
3.	Classify all cash payments in the statement of cash flows as operating activities.

Under the update, lessor accounting for leases remains largely unchanged providing that lessor accounting is aligned with changes made to the lessee accounting guidance and key aspects under the revenue recognition guidance.

The amendments in this update are effective for fiscal and interim periods beginning after December 15, 2018 and the Company is assessing the impact this guidance will have on our financial statements.

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

As of December 31, 2015, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) updated in 2013. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective as of December 31, 2015.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with the Company
Brian Haveson	52	Chairman, CEO, Director
Christopher Strano	43	President of Lightning Gaming, Inc.
Donald Caldwell	69	Director
Frederick Tecce	80	Director

Brian Haveson

Mr. Haveson has served as CEO of the Company since August 2007, CEO of Lightning Poker since October 1, 2006, President of the Company from August 2007 to December 2009, President of Lightning Poker from March 2008 to December 2009 and a director of Lightning Poker since June 2005. From 1994 through 2002, Mr. Haveson served as CFO and CEO of Nutri/System, Inc. Prior to that he was a manager for 4 years with Arthur Andersen in its Turnaround Group. Mr. Haveson received a Bachelor of Science degree in Aerospace Engineering from the University of Maryland and a Masters in Management from Purdue University. Mr. Haveson’s successful tenure as the CEO of Nutri/System and his consulting role at Arthur Andersen provide our Company with a seasoned and experienced CEO.

Christopher Strano

Mr. Strano was appointed President of the Company in December 2009, and previously served as Chief Marketing Officer from June 2009 to December 2009. Prior to joining the Company, Mr. Strano was Vice President of Sales and Marketing for AC Coin & Slot, from June 2004 to June 2009. Mr. Strano served as Director of Marketing for Franklin Electronic Publishers, Inc. from October 2000 to June 2004. Mr. Strano holds a Master of Business Administration degree from Drexel University's LeBow School of Business and a Bachelor of Science degree from Trenton State College.

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

Mr. Caldwell and Mr. Tecce serve as the members of the audit committee of the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock (“10% Shareholders”) to file with the SEC certain reports regarding their stock ownership and stock transactions (“Section 16(a) Reports”). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, we believe that all reporting persons met their Section 16(a) reporting obligations on a timely basis during our last fiscal year.

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2015 and 2014 to Brian Haveson, our and Lightning Poker’s principal executive officer, and Christopher Strano, President of Lightning Gaming (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Brian Haveson, Chairman and CEO	2015 2014	$250,000 $250,000	($12,164 $12,164)	$- $-	$- $-	$- $-	$- $-	$3,750 $3,900	$241,586 $266,064

Christopher Strano, President of Lightning Gaming (3)	2015 2014	$210,800 $210,800	($10,256 $10,256)	$- $-	$- $-	$- $-	$- $-	$4,608 $4,797	$205,152 $225,853

NOTES:

(1)	Bonus was calculated as a pool at 20% on Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) for 2014 for all non-sales employees and allocated based on gross annual wages. During the second quarter of 2015, it was determined that it would be in the Company’s best interest to reverse the 2014 accrued bonuses and suspend the bonus accrual for the remainder of the year.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all salaried employees.
(3)	Mr. Strano's employment contract provides for, among other things, (a) monthly base salary of $17,568, (b) one year's severance pay if his employment terminates other than for cause and he does not accept employment with a gaming company during the one-year period, (c) options for 250,000 shares at an exercise price of $.27 per share under the 2007 Plan and (d) an incentive compensation plan that guaranteed at least $25,000 after one year of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day / mo/ year)
Brian Haveson (1)	500,000	—	—	$2.56	08	/08/2017
Christopher Strano (2)	250,000	—	—	$0.28	29	/06/2019

NOTES:

(1)	At December 31, 2015, Mr. Haveson held options to purchase an aggregate of 500,000 shares which were fully vested as of August 2013.
(2)	At December 31, 2015, Mr. Strano held options to purchase 250,000 shares which were fully vested as of June 2014.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our (voting) Common Stock and Nonvoting Common Stock were beneficially owned as of March 25, 2016 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,688,474) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock		Non voting Common Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	1,021,000 (2)	17.3%	33,300,000	100.0%
Fredrick C. Tecce	611,000 (2)	10.4%	33,300,000	100.0%
	(3)
Brian Haveson	1,238,409 (4)	21.0%	—	—
Christopher Strano	250,000 (5)	4.2%	—	—
All directors and executive officers as a group (4 persons)	2,939,409 (8)	49.8%	33,300,000	100.0%

5% Shareholders:
CI II and related parties (1) (2)	181,000 (6)	3.1%	33,300,000	100.0%
Seth Berger	469,916 (7)	8.0%	—	—

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO and Mr. Tecce is a managing director and counsel. Consequently, Cross Atlantic, Mr. Caldwell and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	Includes 181,000 shares owned by CI II.
(3)	Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)	Includes options to purchase 500,000 shares.
(5)	Consists of options to purchase shares.
(6)	The address of CI II and its manager, Cross Atlantic, is 150 North Radnor-Chester Road, Suite B101, Radnor, PA 19087.
(7)	Includes options to purchase 240,000 shares. Mr. Berger’s address is 3 Dovecote Lane, Malvern, PA 19355.
(8)	Includes an aggregate of 750,000 shares that can be acquired through the exercise of options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are reporting the transactions below based on the following relationships: (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; (2) Mr. Caldwell is the founder and CEO and Mr. Tecce is a managing director and counsel to Cross Atlantic; and (3) Greenebaum was a 5% Shareholder until December 2014.

Our Nonvoting Common Stock participates with, and is identical to, our common stock except for the lack of voting rights.

In October 2014, the Company borrowed $250,000 from The Co-Investment Fund II, L.P. (“CI II”) to fund the purchase of twenty-five slot machine cabinets and component parts. The note was due on June 30, 2017 together with interest at the rate of 8% per annum. The note was convertible into shares of Nonvoting Stock at $1.00 per share at the discretion of the lender. A warrant to purchase 250,000 shares of common stock was issued concurrently with the note. The fair market value of the warrant at time of issuance was $1,077.

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

On August 6, 2015, the Company entered into an agreement with CI II in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants to purchase a maximum of 12,151,385 shares of Company stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into 181,000 shares of (voting) Common Stock, par value $0.001, and 33,300,000 shares of Nonvoting Common Stock, par value $0.001, of the Company. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

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

For 2014, interest on the notes held by CI II, including those purchased from Greenebaum in 2014, amounted to $1,164,603. For 2015, interest on the notes held by CI II prior to the conversion amounted to $294,970. During 2014 and 2015, we made no principal or interest payments on the notes.

Item 14. Principal Accountant Fees and Services.

On November 16, 2015, our Board of Directors dismissed RSM US LLP (formerly known as McGladrey LLP) (“RSM”) as its independent registered public accounting firm. The audit reports of RSM on the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. RSM previously performed audit and review services for us for the years ended December 31, 2007 through and including December 31, 2013.

During the year ended December 31, 2014 and the subsequent interim period through November 16, 2015, there were no (1) disagreements between the Company and RSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference thereto in their reports on the consolidated financial statements for such year or (2) “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). RSM furnished the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) agreeing with statements made by us in response to Item 304(a) of Regulation S-K on November 18, 2015.

On November 17, 2015, our audit committee selected and our Board of Directors approved the firm of Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as our principal accountant and registered public accounting firm to audit our annual consolidated financial statements for the fiscal year ended December 31, 2015.

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

The aggregate fees billed to us by RSM in 2015 and in 2014 were $84,624 and $70,884, respectively. All of RSM’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings.

The aggregate fees billed to us for the audit of our annual consolidated statements for the year ended December 31, 2015 by Baker Tilly in 2015 were $93,606.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
3.3*	Certificate of Amendment to Articles of Incorporation (See Exhibit 3.1 to Form 8-K filed on July 27, 2015)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.7*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.8*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.9*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.10*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]

10.11*	Debt Conversion Agreement between the Company and CI II dated August 6, 2015 (see Exhibit 10.1 to Form 8-K filed August 6, 2015)
10.12*	Amended and Restated Voting Agreement between the Company and the Stock Holders dated August 6, 2015 (see Exhibit 10.2 to Form 8-K filed August 6, 2015)
10.13*	Cancellation of Amended and Restated Voting Agreement between the Company and the Stock Holders dated September 28, 2015 (see Exhibit 10.1 for Form 8-K filed September 28, 2015)
21.1	List of subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP
23.2	Consent of RSM US LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

(A)	Management contract or compensatory plan or arrangement.

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

Brian Haveson, Chief Executive Officer

Dated: March 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	Chief Executive Officer, Director	March 25, 2016
Brian Haveson	(Principal Executive Officer)

/s/ Brian Haveson	Chief Financial Officer	March 25, 2016
Brian Haveson	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 25, 2016
Donald Caldwell

/s/ Frederick C. Tecce	Director	March 25, 2016
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2015 and 2014
	Balance at Beginning of period	Additions Charges to Costs and Expenses	Deductions Writeoffs	Balance at End of Period
Year ended December 31, 2014
Allowance for deferred taxes	$10,601,000	$607,000	—	$11,208,000
Allowance for doubtful accounts	$7,254	$—	$(3,254)	$4,000
Year ended December 31, 2015
Allowance for deferred taxes	$11,208,000	$(727,000)	$—	$10,481,000
Allowance for doubtful accounts	$4,000	$14,000	$—	$18,000

