Form 10-Q
period 2016-03-31
Lightning Gaming, Inc.
filed 2016-05-12
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,688,474 shares of (voting) Common Stock as of May 12, 2016; 33,300,000 shares of Nonvoting Common Stock as of May 12, 2016; and -0- shares of Series A Nonvoting Capital Stock as of May 12, 2016

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current Assets
Cash	$303,919	$357,477
Accounts receivable, net	271,835	621,894
Inventory	162,528	143,805
Prepaid expenses	144,916	140,941
Total Current Assets	883,198	1,264,117

Property and Equipment, net	264,550	407,064

Other Assets	8,193	8,193
License fees, net of accumulated amortization	58,382	51,682

Total Assets	$1,214,323	$1,731,056

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$204,239	$444,637
Accrued expenses	103,250	93,961
Total Current Liabilities	307,489	538,598

Long-Term Liabilities	56,194	57,478

Commitments (Note 6)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares; Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,688,474 shares outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 shares issued and outstanding	33,300	33,300

Additional paid in capital	30,348,856	30,348,856
Accumulated deficit	(29,517,622)	(29,233,282)
Treasury stock, 227,811 shares, at cost	(18,811)	(18,811)
Total Stockholders’ Equity	850,640	1,134,980

Total Liabilities and Stockholders’ Equity	$1,214,323	$1,731,056

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2016 and 2015

	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$672,806	$973,398
Sales of gaming products and parts	1,068	5,346
Total revenues	673,874	978,744

Costs and operating expenses
Cost of products sold	54,483	—
Operating expenses	127,883	198,637
Research and development	117,665	119,544
Selling, general and administrative expenses	567,651	505,882
Depreciation and amortization	90,532	144,311
Total costs and operating expenses	958,214	968,374

Operating (loss) income	(284,340)	10,370

Non-operating expense
Net interest expense	—	(294,658)
Net loss	$(284,340)	$(284,288)
Net loss per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$(0.01)	$(0.03)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	4,500,000
Weighted average Common shares outstanding-basic and diluted	4,688,474	4,533,307
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2016 and 2015

	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)

Net Cash (Used in) Provided by Operating Activities	$(44,376)	$135,306

Cash Flows From Investing Activities
Purchase of equipment	—	(37,149)
Proceeds from sale of equipment	18	2,267
(Increase) decrease in license fees	(9,200)	4,500

Net Cash Used in Investing Activities	(9,182)	(30,382)

Cash Flows From Financing Activities
Issuance of common stock	—	750

Net Cash Provided by Financing Activities	—	750

Net (Decrease) Increase in Cash	(53,558)	105,674

Cash - Beginning of period	357,477	274,547

Cash - End of period	$303,919	$380,221

Supplemental Disclosure of Non-Cash Financing Activities	$—	$—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2016

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Popeye’s Seven Seas	•	Just Jackpots
•	Blondie’s Penny Bonanza	•	Duck Dynamite
•	Hagar the Horrible	•	Candy Cash
•	Beetle Bailey	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune	•	Lightning Lotto
•	Penny Palooza	•	Slotto
•	Snow White	•	Year of the Horse
•	Fins N Wins	•	Cinderella
•	Around the World in 80 Days	•	Flash Gordon
•	Garfield	•	Ye Xian

Our gaming products feature advanced graphics and engaging games based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 25, 2016 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2015 were derived from the Company’s audited financial

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

statements, but do not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.

The accompanying financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has limited capital resources and the Company has experienced net operating losses and negative cash flows from operations since inception. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at March 31, 2016 and December 31, 2015 was $18,000.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. This guidance replaces the numerous GAAP revenue recognition requirements that are industry specific and establishes the principles to report about the nature, timing, and uncertainty of revenue from contracts with customers to users of financial statements.

Additions to this update were issued by the FASB and IASB in March 2016, clarifying the operability and understandability on principal versus agent considerations. In April 2016, further clarifications were issued on two aspects: identifying performance obligations and clarifying the licensing implementation guidance. These updates do not change the core principles of this guidance but rather provide clarification and implementation within the scope of this topic.

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

In March 2016, the FASB issued an update on the stock compensation topic, simplifying several aspects of the accounting for share-based payment transactions, including income tax consequences, balance sheet classification of awards as either equity or liabilities, and statement of cash flows classification. While the amendments in the update are effective for annual and interim periods beginning after December 15, 2016,

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

certain aspects of the amendment, such as those relating to the timing of excess tax benefits recognized, minimum statutory withholding requirements, forfeitures, and cash flow classification must be applied retrospectively. The Company is assessing the impact this guidance will have on our financial statements.

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2016	December 31, 2015
Finished products	$1,685	$1,685
Raw materials and work in process	160,843	142,120
Inventory	$162,528	$143,805

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Equipment, principally gaming equipment under lease	$3,974,661	$4,108,598
Delivery truck	28,140	28,140
Furniture and fixtures	90,525	90,525
Leasehold improvements	91,794	91,794
Property and equipment	4,185,120	4,319,057
Less accumulated depreciation	(3,920,570)	(3,911,993)
Property and equipment, net	$264,550	$407,064

Note 4.  License Fees

License fees consist of the following:

	March 31, 2016	December 31, 2015
Purchased licenses	$376,204	$367,004
Less accumulated amortization	(317,822)	(315,322)
License fees, net	$58,382	$51,682

Purchased licenses are amortized over 3 years.

Note 5.  Debt

On August 6, 2015, the Company entered into an agreement with The Co-Investment Fund II, L.P. (“CI II”) in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants to purchase a maximum of 12,151,385 shares of Company stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

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

See Note 7, Stockholders’ Equity, and Note 9, Related Party Transactions, for more information on debt and warrant transactions.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for each of the three months ended March 31, 2016 and 2015 was $35,930.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2016	$72,886
2017	99,337
2018	101,821
2019	104,366
2020	106,975
2021	18,124
$503,509

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

In November 2014, the Company entered into a license agreement with Hearst Holdings, Inc. for the worldwide distribution of gaming devices using Flash Gordon and associated family of characters. The initial term of the agreement runs from November 1, 2014 to October 31, 2017 with royalties based on a percentage of revenues earned on the license, payable on a quarterly basis which commenced on January 31, 2016.

At March 31, 2016, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$81,250
Advances made	(56,250)
Potential future payments	$25,000

As of March 31, 2016, the Company estimates that potential future royalty payments will be $25,000 for the year ending December 31, 2016.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Equity

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

A summary of option transactions in 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,198,000	$1.64
Options granted	—	—
Options exercised	—	—
Options cancelled	(25,000)	2.00
Options outstanding at March 31, 2016	1,173,000	$1.63
Options available for grant under the Stock Plan at March 31, 2016	1,327,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the three months ended March 31, 2016.

Stock-based compensation expense is recognized in the consolidated condensed statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended March 31, 2016 and 2015 was $-0- and $253, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2016:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,173,000	1.7	$1.63	-	1,173,000	1.7	$1.63	-

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Equity (Continued)

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

As of March 31, 2016, all compensation costs related to nonvested share-based compensation arrangements granted under the Stock Plan had been fully recognized.

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

As a result of the cancellation of debt and accrued interest on debt on August 6, 2015, the Company recognized an attribute reduction of the net operating loss (“NOL”) carryforward effective January 1, 2016 of approximately $11,683,000, reducing the NOL carryforward available as of that date from $25,104,000 to $13,421,000. As of March 31, 2016, the Company has available, for federal and state income tax purposes, carryforwards of approximately $13,677,000, which expire at various times through 2036. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

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

During the three months ended March 31, 2016 and 2015, interest expense on all of the loans to CI II as described above, amounted to $-0- and $294,658, respectively. During 2015, the Company made no principal or interest payments on those loans and, on August 6, 2015, the loans were converted into equity in the transaction as described above.

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 15% of its revenue from its top three customers for each of the three months ended March 31, 2016 and 2015, respectively.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Popeye’s Seven Seas	•	Just Jackpots
•	Blondie’s Penny Bonanza	•	Duck Dynamite
•	Hagar the Horrible	•	Candy Cash
•	Beetle Bailey	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune	•	Lightning Lotto
•	Penny Palooza	•	Slotto
•	Snow White	•	Year of the Horse
•	Fins N Wins	•	Cinderella
•	Around the World in 80 Days	•	Flash Gordon
•	Garfield	•	Ye Xian

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

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 177 slot machines out on lease or revenue share in 46 different casinos and cruise ships. As of May 12, 2016, we have sold or leased 62 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in 14 state and Canadian province jurisdictions.

We have generated revenues, but we have a history of losses since our inception. We incurred a net loss of $284,340 in the three months ended March 31, 2016.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2016 were $674,000 compared to $979,000 for the comparable prior year period, a decrease of $305,000.

Sales of gaming products decreased by $4,000 to $1,000 for the three months ended March 31, 2016 as compared to $5,000 for the three months ended March 31, 2015.

Lease and license fees decreased by a net of $300,000 to $673,000 for the three months ended March 31, 2016 as compared to $973,000 for the three months ended March 31, 2015. The decrease in revenues was due to the reduction in the installed slot machine base experienced during mid to late 2015. Pressure on casinos to reduce lease expense and cut costs, consolidations and mergers in the industry creating mega-corporations that undercut pricing to gain market share and eliminate competition, and casinos increasing hold percentages that reduce win percentages on which revenue-share fees are based were several of the reasons for the reduction in the revenue and the recurring revenue base. In order to diminish the effects of the decrease in lease revenues, an aggressive for-sale market of our slot machines was implemented and while it successfully generated revenue and cash flow, it reduced the recurring revenue install base by 20 machines in 2015 and an additional 18 in the first quarter of 2016.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2016 were $54,000 due to the sale of 18 previously leased slot machines that were sold on option to buy at $1 per machine. Cost of products sold for the three months ended March 31, 2015 were $-0-.

Operating Expenses

Operating expenses decreased $71,000 to $128,000 for the three months ended March 31, 2016, from $199,000 for the three months ended March 31, 2015. This decrease was the result of the reduction in salaries and associated payroll costs from the temporary vacancy in the operations manager position and the reduction of costs directly associated with the slot machine activity during the quarter, i.e. freight, conversions and installation.

Research and Development Expenses

Research and development expenses decreased by $2,000 to $118,000 for the three months ended March 31, 2016, from $120,000 for the three months ended March 31, 2015. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This decrease is attributable to the reduction in the use of consultants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $62,000 to $568,000 for the three months ended March 31, 2016, from $506,000 for the three months ended March 31, 2015. This increase was primarily due to higher professional fees associated with the annual SEC audit requirements.

Depreciation and Amortization

Depreciation and amortization decreased by $54,000 to $91,000 for the three months ended March 31, 2016 from $145,000 for the three months ended March 31, 2015. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated and/or sold during the quarter and in the last nine months of 2015.

Net Interest Expense

Net interest expense decreased by $295,000 to $-0- for the three months ended March 31, 2016 from $295,000 for the three months ended March 31, 2015. This decrease was as a result of the conversion of the lender’s debt into stockholders’ equity of the Company in August 2015.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans however commencing in 2015, we were able to fund these costs with the proceeds from the sales of our gaming products. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2016	2015	Change
Net cash (used in) provided by operating activities	$(44,376)	$135,306	$(179,682)
Net cash used in investing activities	(9,182)	(30,382)	21,200
Net cash provided by financing activities	—	750	(750)
Net (decrease) increase in cash	(53,558)	105,674	$(159,232)
Cash, beginning of year	357,477	274,547
Cash, end of period	$303,919	$380,221

For the three months ended March 31, 2016, cash provided by operating activities realized a swing of $180,000 to $44,000 used in operating activities as compared to cash generated by operating activities of $135,000 for the three months ended March 31, 2015. The decrease in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors.

Net cash used in investing activities decreased $21,000 to $9,000 for the three months ended March 31, 2016 from $30,000 for the three months ended March 31, 2015. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This decrease consisted of a $23,000 reduction in both slot machine purchases and investments in brand licenses net of the decrease in proceeds from the sale of slot machines and Poker Tables of $2,000.

Net cash provided by financing activities was $-0- for the three months ended March 31, 2016, a decrease of $1,000 from $1,000 for the three months ended March 31, 2015, which represented the net proceeds from the issuance of common stock to a non-related party during the quarter.

Operations and Liquidity Management

For the three months ended March 31, 2016, we incurred a net loss of $284,340 and used $44,376 in cash from operating activities. At March 31, 2016, our cash balance was $303,919. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are between approximately $280,000 to $325,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2016:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$503,509	$72,886	$305,524	$125,099	$-
Royalty fee obligation (2)	25,000	25,000	-	-	-
Total	$528,509	$97,886	$305,524	$125,099	$-

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of March 31, 2016, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. We have limited capital resources, and have had net operating losses and negative cash flows from operations since the Company’s inception. Conditions have been improving and the Company expects these conditions to continue to improve, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to obtain the regulatory approvals required to distribute its products and successfully market them to more casinos and card clubs. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2016, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Date: May 12, 2016	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

