Form 10-Q
period 2016-06-30
Lightning Gaming, Inc.
filed 2016-08-11
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,688,474 shares of (voting) Common Stock as of August 11, 2016; 33,300,000 shares of Nonvoting Common Stock as of August 11, 2016; and -0- shares of Series A Nonvoting Capital Stock as of August 11, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015;
3	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015;
4	Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current Assets
Cash	$249,966	$357,477
Accounts receivable, net	235,429	621,894
Inventory	147,033	143,805
Prepaid expenses	161,786	140,941
Total Current Assets	794,214	1,264,117

Property and Equipment, net	229,302	407,064

Other Assets	8,193	8,193
License fees, net of accumulated amortization	33,482	51,682

Total Assets	$1,065,191	$1,731,056

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$169,946	$444,637
Accrued expenses	104,653	93,961
Total Current Liabilities	274,599	538,598

Long-Term Liabilities	54,911	57,478

Commitments (Note 6)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares; Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,688,474 shares outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 shares issued and outstanding	33,300	33,300

Additional paid in capital	30,348,857	30,348,856
Accumulated deficit	(29,632,582)	(29,233,282)
Treasury stock, 227,811 shares, at cost	(18,811)	(18,811)
Total Stockholders’ Equity	735,681	1,134,980

Total Liabilities and Stockholders’ Equity	$1,065,191	$1,731,056

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2016 and 2015

	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$581,841	$896,674
Sales of gaming products and parts	125,870	52,940
Total revenues	707,711	949,614

Costs and operating expenses
Cost of products sold	33,133	1,485
Operating expenses	127,698	200,127
Research and development	102,294	130,380
Selling, general and administrative expenses	482,128	471,761
Depreciation and amortization	77,417	138,800
Total costs and operating expenses	822,670	942,553

Operating income (loss)	(114,959)	7,061

Non-operating expense
Change in value of warrants	—	6,424
Net income (loss)	$(114,959)	$13,485
Net income (loss) per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$0.00	$0.00
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	4,500,000
Weighted average Common shares outstanding-basic and diluted	4,688,474	4,607,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2016 and 2015

	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$1,254,646	$1,870,073
Sales of gaming products and parts	126,938	58,286
Total revenues	1,381,584	1,928,359

Costs and operating expenses
Cost of products sold	87,616	1,485
Operating expenses	255,581	398,764
Research and development	219,959	249,924
Selling, general and administrative expenses	1,049,779	977,644
Depreciation and amortization	167,949	283,111
Total costs and operating expenses	1,780,884	1,910,928

Operating income (loss)	(399,300)	17,431

Non-operating expense
Net interest expense	—	(294,658)
Change in value of warrants	—	6,424
Net loss	$(399,300)	$(270,803)
Net loss per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$(0.01)	$(0.03)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	4,500,000
Weighted average Common shares outstanding-basic and diluted	4,688,474	4,570,576
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2016 and 2015

	June 30, 2016	June 30, 2015
	(unaudited)	(unaudited)

Net Cash Provided by (Used in) Operating Activities	$(81,059)	$146,352

Cash Flows From Investing Activities
Purchase of equipment	(39,670)	(57,692)
Proceeds from sale of equipment	18	52,267
Decrease in license fees	13,200	7,515

Net Cash Provided by (Used in) Investing Activities	(26,452)	2,090

Cash Flows From Financing Activities
Issuance of common stock	—	750

Net Cash Provided by Financing Activities	—	750

Net Increase (Decrease) in Cash	(107,511)	149,192

Cash - Beginning of period	357,477	274,547

Cash - End of period	$249,966	$423,739

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2016

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Popeye’s Seven Seas	•	Just Jackpots
•	Blondie’s Penny Bonanza	•	Duck Dynamite
•	Hagar the Horrible	•	Candy Cash
•	Beetle Bailey	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune	•	Lightning Lotto
•	Penny Palooza	•	Slotto
•	Snow White	•	Year of the Horse
•	Fins N Wins	•	Cinderella
•	Around the World in 80 Days	•	Flash Gordon
•	Garfield	•	Ye Xian
•	Cash Flow	•	Si Shou

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

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

statements, but do not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

The allowance for accounts receivable at June 30, 2016 and December 31, 2015 was $29,164 and $18,000, respectively, which includes amounts for expected credits to be issued as well as doubtful accounts.

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

Additions to this update were issued by the FASB and IASB in March 2016, clarifying the operability and understandability on principal versus agent considerations. In April 2016, further clarifications were issued on two aspects: identifying performance obligations and clarifying the licensing implementation guidance. An additional update was issued in May 2016, which included a technical correction, clarifying the objective of assessing the collectability criterion, the presentation of sales and other similar taxes collected from customers, specifying that the measurement date for noncash consideration is at contract inception, and practical guidance for applying contract modifications and completed contracts at the transition date. These updates do not change the core principles of this guidance but rather provide clarification and implementation within the scope of this topic.

The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, and the Company is assessing the impact it will have on our financial statements.

In July 2015, the FASB issued an update under the inventory topic which more clearly articulates the requirements for the measurement and disclosure of inventory, stating that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In March 2016, the FASB issued an update on the stock compensation topic, simplifying several aspects of the accounting for share-based payment transactions, including income tax consequences, balance sheet classification of awards as either equity or liabilities, and statement of cash flows classification. While the amendments in the update are effective for annual and interim periods beginning after December 15, 2016, certain aspects of the amendment, such as those relating to the timing of excess tax benefits recognized, minimum statutory withholding requirements, forfeitures, and cash flow classification must be applied retrospectively. The Company is assessing the impact this guidance will have on our financial statements.

Note 2.  Inventory

Inventory consists of the following:

	June 30, 2016	December 31, 2015
Finished products	$1,685	$1,685
Raw materials and work in process	145,348	142,120
Inventory	$147,033	$143,805

Note 3.  Property and Equipment

Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Equipment, principally gaming equipment under lease	$4,012,618	$4,108,598
Delivery truck	28,140	28,140
Furniture and fixtures	92,237	90,525
Leasehold improvements	91,794	91,794
Property and equipment	4,224,789	4,319,057
Less accumulated depreciation	(3,995,487)	(3,911,993)
Property and equipment, net	$229,302	$407,064

Note 4.  License Fees

License fees consist of the following:

	June 30, 2016	December 31, 2015
Purchased licenses	$353,804	$367,004
Less accumulated amortization	(320,322)	(315,322)
License fees, net	$33,482	$51,682

Purchased licenses are amortized over 3 years.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for the three months ended June 30, 2016 and 2015 was $43,347 and $34,751, respectively. Rental expense under this lease for the six months ended June 30, 2016 and 2015 was $79,710 and $70,681, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2016	$48,858
2017	99,337
2018	101,821
2019	104,366
2020	106,975
2021	18,124
$479,481

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

At June 30, 2016, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$81,250
Advances made	(56,250)
Potential future payments	$25,000

As of June 30, 2016, the Company estimates that potential future royalty payments will be $25,000 for the year ending December 31, 2016.

Note 7.  Stockholders’ Equity

Stock Option Plan: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "Stock Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors (the “Board”) and, at December 31, 2015, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

A summary of option transactions in 2016 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	1,198,000	$1.64
Options granted	—	—
Options exercised	—	—
Options cancelled	(25,000)	2.00
Options outstanding at June 30, 2016	1,173,000	$1.63
Options available for grant under the Stock Plan at June 30, 2016	1,327,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with characteristics similar to those of the Company. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the six months ended June 30, 2016.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

Stock-based compensation expense is recognized in the statement of operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended June 30, 2016 and 2015 was $-0- and $253, respectively. For the six months ended June 30, 2016 and 2015, compensation expense related to stock options was $-0- and $506, respectively.

The following table summarizes information with respect to stock options outstanding at June 30, 2016:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,173,000	1.4	$1.63	-	1,173,000	1.4	$1.63	-

The following table summarizes information with respect to stock options outstanding at December 31, 2015:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	2.0	$1.64	-	1,198,000	2.0	$1.64	-

As of June 30, 2016, all compensation costs related to nonvested share-based compensation arrangements granted under the Stock Plan had been fully recognized.

In order to provide an incentive to designated employees, officers, directors, consultants, independent contractors and other service providers who perform services contributing to the growth of the Company, and by aligning the interests of participants with the interests of stockholders, the Board declared it advisable and in the Company’s best interest and on May 25, 2016, approved the 2016 Stock Option Plan (the “2016 Plan”). The 2016 Plan will permit the granting of nonqualified stock options. The shares underlying the options will be shares of our nonvoting common stock, par value $0.001 per share, and the total aggregate number of shares that may be issued under the 2016 Plan is 5,700,000 shares. The purchase price of each option will be determined by the Board at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date. As of June 30, 2016, there were no options granted under the 2016 Plan.

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

Warrants (Continued)

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

As a result of the cancellation of debt and accrued interest on debt on August 6, 2015, the Company recognized an attribute reduction of the net operating loss (“NOL”) carryforward effective January 1, 2016 of approximately $11,683,000, reducing the NOL carryforward available as of that date from $25,104,000 to $13,126,000. As of June 30, 2016, the Company has available, for federal and state income tax purposes, carryforwards of approximately $13,489,000, which expire at various times through 2036. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

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

During each of the three months ended June 30, 2016 and 2015 interest expense on all of the loans to CI II as described above, amounted to $-0-. Interest on the loans from CI II was $-0- and $294,658 for the six months ended June 30, 2016 and 2015, respectively. During 2015, the Company made no principal or interest payments on those loans and, on August 6, 2015, the loans were converted into equity in the transaction as described above.

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 15% of its revenue from its top three customers for the six months ended June 30, 2016 and 15% of its revenue from its top three customers for the six months ended June 30, 2015.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Golden Egg
•	Popeye’s Seven Seas	•	Just Jackpots
•	Blondie’s Penny Bonanza	•	Duck Dynamite
•	Hagar the Horrible	•	Candy Cash
•	Beetle Bailey	•	Olive Oyl’s Jumbo Stacks
•	Swamp Fever	•	Jumbo Fish Stacks
•	Vampires Fortune	•	Lightning Lotto
•	Penny Palooza	•	Slotto
•	Snow White	•	Year of the Horse
•	Fins N Wins	•	Cinderella
•	Around the World in 80 Days	•	Flash Gordon
•	Garfield	•	Ye Xian
•	Cash Flow	•	Si Shou

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 187 slot machines out on lease or revenue share in 45 different casinos and cruise ships. As of August 11, 2016, we have sold or leased 62 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in 14 state and Canadian province jurisdictions.

We have generated revenues, but we have a history of losses since our inception. We incurred a net loss of $399,300 in the six months ended June 30, 2016.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2016 were $708,000 compared to $950,000 for the comparable prior year period, a decrease of $242,000.

Sales of gaming products, namely slot machines, increased by $73,000 to $126,000 for the three months ended June 30, 2016 as compared to $53,000 for the three months ended June 30, 2015. This increase was due to the sale of 16 machines during the quarter, the result of the aggressive for-sale marketing plan implemented in 2015.

Lease and license fees decreased by a net of $315,000 (35%) to $582,000 for the three months ended June 30, 2016 as compared to $897,000 for the three months ended June 30, 2015. The decrease in revenues was due to the reduction in the installed slot machine base experienced during mid to late 2015. Pressure on casinos to reduce lease expense and cut costs, consolidations and mergers in the industry creating mega-corporations that undercut pricing to gain market share and eliminate competition, and casinos increasing hold percentages that reduce win percentages on which revenue-share fees are based were several of the reasons for the reduction in the revenue and the recurring revenue base. In addition, while the for-sale market of our slot machines is successfully generating revenue and cash flow, it is reducing the recurring revenue install base. The for-sale market reduced recurring revenue machines by 20 in 2015 and an additional 18 in the first quarter of 2016.

Cost of Products Sold

For the three months ended June 30, 2016, cost of products sold increased by $32,000 compared to the three months ended June 30, 2015. This increase was due to the increase in sales of slot machines as part of the for-sale market initiative implemented to diminish the effects of the decrease in lease revenues.

Operating Expenses

Operating expenses decreased by $72,000 to $128,000 for the three months ended June 30, 2016, from $200,000 for the three months ended June 30, 2015. This decrease was the result of the reduction in salaries and associated payroll costs from the temporary vacancy in the operations manager position and the reduction of costs directly associated with the slot machine activity during the quarter, i.e. freight, conversions and installation.

Research and Development Expenses

Research and development expenses decreased by $28,000 to $102,000 for the three months ended June 30, 2016, from $130,000 for the three months ended June 30, 2015. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is attributable to the reduction in the number of programmers on staff and the use of consultants during the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10,000 to $482,000 for the three months ended June 30, 2016, from $472,000 for the three months ended June 30, 2015. This increase was primarily due to the common area maintenance (“CAM”) cost adjustment associated with the building lease as a result of the lessor’s 2015 CAM reconciliation that was billed and paid during the quarter.

Depreciation and Amortization

Depreciation and amortization decreased by $61,000 to $78,000 for the three months ended June 30, 2016 from $139,000 for the three months ended June 30, 2015. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated.

Change in Value of Warrants and Convertibility Feature of Long Term Debt

The change in fair value of our warrants of $6,000 in June 2015 was mainly due to the declines in the remaining life of the warrant and the estimated fair market value of our common stock. The warrants were subsequently converted into equity shares of the Company as part of the debt conversion transaction that occurred in August 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

The Company’s revenues for the six months ended June 30, 2016 were $1,382,000 compared to $1,928,000 for the comparable prior year period, a decrease of $546,000. As explained above, the decrease in revenues was due to the reduction in the installed slot machine base experienced during mid to late 2015. Pressure on casinos to reduce lease expense and cut costs, consolidations and mergers in the industry creating mega-corporations that undercut pricing to gain market share and eliminate competition, and casinos increasing hold percentages that reduce win percentages on which revenue-share fees are based were several of the reasons for the reduction in the revenue and the recurring revenue base. In addition, while the for-sale market of our slot machines is successfully generating revenue and cash flow, it is reducing the recurring revenue install base. The for-sale market reduced recurring revenue machines by 20 in 2015 and an additional 18 in the first quarter of 2016.

Cost of Products Sold

For the six months ended June 30, 2016, cost of products sold increased $86,000 to $87,000 from $1,000 for the six months ended June 30, 2015. This increase was due to the increase in sales of slot machines as part of the for-sale market initiative implemented to diminish the effects of the decrease in lease revenues.

Operating Expenses

Operating expenses decreased $143,000 to $256,000 for the six months ended June 30, 2016, from $399,000 for the six months ended June 30, 2015. This decrease was the result of the reduction in salaries and associated payroll costs from the temporary vacancy in the operations manager position and the reduction of costs directly associated with the slot machine activity during the year, i.e. freight, conversions and installation.

Research and Development Expenses

Research and development expenses decreased by $30,000 to $220,000 for the six months ended June 30, 2016, from $250,000 for the six months ended June 30, 2015. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is primarily attributable to the reduction in the number of programmers on staff during the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $72,000 to $1,050,000 for the six months ended June 30, 2016, from $978,000 for the six months ended June 30, 2015. This increase was due to higher professional fees associated with the annual SEC audit requirements as well as the additional 2015 CAM costs associated with the building lease.

Depreciation and Amortization

Depreciation and amortization decreased $115,000 from $283,000 for the six months ended June 30, 2015 to $168,000 for the six months ended June 30, 2016. This decrease was from assets built and placed in gaming venues in prior years that are now fully depreciated.

Net Interest Expense

Net interest expense decreased $295,000 from $295,000 for the six months ended June 30, 2015 to $-0- for the six months ended June 30, 2016. This decrease was as a result of the agreement by the lenders to discontinue the accrual of interest effective April 1, 2015, in anticipation of converting its debt into equity of the Company.

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

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by (used in) operating activities	$(81,059)	$146,352	$(227,411)
Net cash provided by (used in) investing activities	(26,452)	2,090	(28,542)
Net cash provided by financing activities	—	750	(750)
Net increase (decrease) in cash	(107,511)	149,192	$(256,703)
Cash, beginning of year	357,477	274,547
Cash, end of period	$249,966	$423,739

For the six months ended June 30, 2016, cash provided by operating activities realized a swing of $227,000 to $81,000 used in operating activities as compared to cash generated by operating activities of $146,000 for the six months ended June 30, 2015. The decrease in cash from operating activities was due to the larger net loss experienced in 2016 and the timing of payments to creditors, suppliers and vendors.

Net cash used in investing activities realized a swing of $28,000 as well, from $2,000 provided by investing activities for the six months ended June 30, 2015 to $26,000 used in investing activities for the six months ended June 30, 2016. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This increase in cash used was the result of the $52,000 reduction in proceeds from the sale of slot machines offset by the reduction of investments in property and equipment and brand licenses of $24,000.

Net cash provided by financing activities was $-0- for the six months ended June 30, 2016, a decrease of $1,000 from $1,000 for the six months ended June 30, 2015, which represented the net proceeds from the issuance of common stock to a non-related party.

Operations and Liquidity Management

For the six months ended June 30, 2016, we incurred a net loss of $399,300 and used $81,059 in cash from operating activities. At June 30, 2016, our cash balance was $249,966. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are between approximately $280,000 to $325,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2016:

	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 Years
Operating lease obligations (1)	$479,481	$98,116	$256,266	$125,099	$—
Royalty fee obligation (2)	25,000	25,000	—	—	—
Total	$504,481	$123,116	$256,266	$125,099	$—

(1)	Represents operating lease agreements for office and warehouse facilities.
(2)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of June 30, 2016, there were no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2016, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 11, 2016	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

