Form 10-K
period 2016-12-31
Lightning Gaming, Inc.
filed 2017-03-28
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public market for the registrant's stock. As of March 28, 2017, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s (voting) Common Stock, par value $0.001 per share, outstanding as of March 28, 2017 was 4,688,474. The number of shares of the registrant’s Nonvoting Common Stock, par value $0.001 per share, outstanding as of March 28, 2017 was 33,300,000. The number of shares of the registrant’s Preferred Stock, par value $0.001 per share, outstanding as of March 28, 2017 was -0-.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	29
2	Consolidated Balance Sheets as of December 31, 2016 and 2015;	30
3	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015;	31
4	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015;	32
5	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015;	33
6	Notes to Consolidated Financial Statements	35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions, and Director Independence	55
Item 14.	Principal Accountant Fees and Services	56
Item 15.	Exhibits and Financial Statement Schedules	57

PART I

Item 1.	Business.

Lightning Poker, Inc. (“Lightning Poker”) was incorporated in Pennsylvania in 2005 under the name Pokermatic, Inc. and succeeded to the business of Pokermatic, LLC, a Pennsylvania limited liability company formed in 2004. Lightning Gaming, Inc. (the “Company”) was incorporated on March 1, 2007 and on January 29, 2008, completed a merger with Lightning Poker (the “Merger”) which became a wholly owned subsidiary of the Company. Lightning Slot Machines, LLC (“Lightning Slots”) was formed in 2008 to leverage the Company’s existing gaming licenses. The Company, through Lightning Poker and Lightning Slots, manufactures and markets gaming products to casinos, card rooms, cruise ships, other gaming and lottery venues. Its executive offices are located at 23 Creek Circle, Boothwyn, Pennsylvania, 19061.

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

Products

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. Our games combine advanced graphics and digital music to create an engaging player experience. The current slot machine products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Jumbo Fish Stacks
•	Popeye’s Seven Seas	•	Just Jackpots
•	Olive Oyl’s Jumbo Stacks	•	Lightning Lotto
•	Flash Gordon	•	Penny Palooza
•	Garfield	•	Si Shou
•	Around the World in 80 Days	•	Slotto
•	Candy Cash	•	Snow White
•	Cash Flow	•	Swamp Fever
•	Cinderella	•	Swamp Frenzy
•	Duck Dynamite	•	Vampires Fortune
•	Fins N Wins	•	Year of the Horse
•	Golden Egg	•	Ye Xian
•	Hao Yun

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos than the machines offered by our competitors. Our games are based on licensed, well-recognized brands, cartoon characters and proprietary, non-branded themes.

When we expanded our products to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines. We currently have 199 video slot machines placed in 40 casinos in 53 jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency.

To date, we have secured 53 regulatory gaming licenses, including 38 from Native American tribes. We offer our video slot machine products in 14 state jurisdictions. We expect to be licensed in several additional jurisdictions during 2017 and over the next several years.

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

In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cash station. The newer version allows for cash management at the table. Since inception through March 28, 2017, we have sold or leased 62 newer version Poker Tables, as described above, to domestic and international casinos, card rooms, and cruise ships.

Distribution

Our gaming machines are marketed in North America by our employees and internationally by outside sales representatives who are located in those areas in which we are strategically seeking market share.

Revenue Models

We have three different revenue models for the products that we offer to our customers:

●	Lease model
●	Sale model
●	Revenue sharing model

The majority of our customers utilize a lease program whereby we receive a monthly lease payment at an agreed upon daily rate per machine. Typical lease agreements involve a month-to-month term and are cancellable upon thirty days written notice.

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

Currently we have exclusive license agreements with (i) Hearst Holdings, Inc. for the exclusive worldwide use of Popeye (except in the United Kingdom and Japan) and Flash Gordon (except in the United Kingdom, Ireland and Australia), and associated characters in gaming devices, and (ii) Paws, Inc. for the exclusive US rights and non-exclusive worldwide use of Garfield. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 12 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 28, 2017, we have a total of 53 regulatory gaming licenses for our products, including regulatory gaming licenses in Native American and certain foreign jurisdictions, and we are preparing to file applications for several additional licenses in North America.

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

Our research and development expenses were $404,304 and $520,051 during the fiscal years ended December 31, 2016 and 2015, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2016 and 2015, revenue from customers outside the United States accounted for approximately $-0- and $2,889 of revenues, respectively. For the years 2016 and 2015, two and three casino customers accounted for 11% and 21%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 10% and 8% of our 2016 and 2015 revenues, respectively. As of December 31, 2016 and 2015, we had no long-lived assets outside the United States. As of December 31, 2016 and 2015, four and five casino customers accounted for 54% and 72%, respectively, of our net accounts receivable.

Employees

As of March 28, 2017, we had 11 full-time and 1 part-time employees as well as one consultant that provides engineering and game design services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We have accumulated losses of $29,626,354 through the year ended December 31, 2016. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy.

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

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue those shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of holders of our common stock. For example, those shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. In February 2010 we allocated 6,000,000 of these shares of Preferred Stock to a new series of stock titled Series A Nonvoting Capital Stock, which is identical to our common stock except that it is nonvoting. These shares do not have any liquidation preference over the common shares outstanding. Although no shares of Preferred Stock are currently outstanding and we have no present intention to issue any shares of Preferred Stock, there is no assurance that we will not do so in the future.

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

Holders of record. On March 28, 2017, there were approximately 75 shareholders of record of our common stock and one shareholder of record of our Nonvoting Common Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2016, with respect to our stock option plan under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”) and 5,700,000 under our 2016 Stock Option Plan (the “2016 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Plan	885,000 (1)	$1.80	1,615,000
2016 Plan	-0-	N/A	5,700,000

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Jumbo Fish Stacks
•	Popeye’s Seven Seas	•	Just Jackpots
•	Olive Oyl’s Jumbo Stacks	•	Lightning Lotto
•	Flash Gordon	•	Penny Palooza
•	Garfield	•	Si Shou
•	Around the World in 80 Days	•	Slotto
•	Candy Cash	•	Snow White
•	Cash Flow	•	Swamp Fever
•	Cinderella	•	Swamp Frenzy
•	Duck Dynamite	•	Vampires Fortune
•	Fins N Wins	•	Year of the Horse
•	Golden Egg	•	Ye Xian
•	Hao Yun

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

We have generated revenues, but we have a history of losses since our inception. We incurred a net loss of $393,072 in the fiscal year ended December 31, 2016.

We are registered as an approved vendor to distribute our gaming products in 53 jurisdictions. We must obtain regulatory approvals in many additional jurisdictions in order to fully effectuate our business plan. We may not receive any such regulatory approvals. Due to these and a variety of other factors, including those described under “RISK FACTORS” in Item 1A. of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

If multiple units of our products are included in any one sale or lease agreement, we allocate revenue to each unit based upon its respective fair value against the total contract value and defer revenue recognition on those units where we have not met all requirements of revenue recognition. There are also instances in which a lease may be offered to a customer with the option to convert to a sale upon the completion of certain obligations such as a pre-determined paid or reduced-rate lease term and/or a free-trial period. In addition, circumstances may arise in which a customer wishes to purchase machines after being on lease at their facility. In all of these situations, the initial revenue is recorded as lease revenue and the agreed upon sales price is shown as sales revenue when the lease is converted to a sale.

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2016.

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

Assessment of Going Concern

According to recently effective accounting pronouncements, the Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year after the date that the financial statements are issued, taking into consideration the Company’s current financial condition, conditional and unconditional obligations due within one year and the funds and cash flow necessary to maintain operations. It is management’s responsibility to perform an evaluation for every reporting period presented. The financial statements contained herein were prepared on a going concern basis. The going concern basis assumes that the company will continue in operation for at least the next twelve months from the date our financial statements are issued and based on management’s evaluation, will be able to realize its assets, discharge its liabilities and commitments, and maintain positive working capital in the normal course of business.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. This guidance replaces the numerous GAAP revenue recognition requirements that are industry specific and establishes the principles to report about the nature, timing, and uncertainty of revenue from contracts with customers to users of financial statements.

Additions to this update were issued by the FASB and IASB in March 2016, clarifying the operability and understandability on principal versus agent considerations. In April 2016, further clarifications were issued on two aspects: identifying performance obligations and clarifying the licensing implementation guidance. An additional update was issued in May 2016, which included a technical correction, clarifying the objective of assessing the collectability criterion, the presentation of sales and other similar taxes collected from customers, specifying that the measurement date for noncash consideration is at contract inception, and practical guidance for applying contract modifications and completed contracts at the transition date. Additional technical corrections and improvements to clarify and correct unintended application of the guidance were issued in December 2016. These updates do not change the core principles of this guidance but rather provide clarification and implementation within the scope of this topic.

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

The amendment became effective for the annual and interim periods ending after December 15, 2016 and did not have a material impact on our financial statements.

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

Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2016 were $3,036,000 compared to $4,054,000 for the prior year, a decrease of $1,018,000. The decrease in revenues was the result of a $334,000 decrease in slot machine and parts sales and a decrease in Poker Table and slot machine lease and license revenues of $684,000. There was one large slot machine parts sale in 2015 for $495,000 which accounted for the decrease in part and unit sales. The decrease in lease and license revenues was due to the reduction in the installed slot machine base experienced during mid to late 2015. Pressure on casinos to reduce lease expense and cut costs, consolidations and mergers in the industry creating mega-corporations that undercut pricing to gain market share and eliminate competition, and casinos increasing hold percentages that reduce win percentages on which revenue-share fees are based were several of the reasons for the reduction in the revenue and the recurring revenue base. In addition, while the for-sale market of our slot machines is successfully generating revenue and cash flow, it is reducing the recurring revenue install base. The for-sale market reduced recurring revenue machines by 20 in 2015 and an additional 30 in 2016.

Cost of Products Sold

For the year ended December 31, 2016, cost of products sold decreased $382,000 to $173,000 from $555,000 for the year ended December 31, 2015. This decrease is the direct result of large slot machine parts sale that occurred in 2015.

Operating Expenses

Operating expenses decreased by $188,000 to $538,000 for the year ended December 31, 2016, from $726,000 for the year ended December 31, 2015. This decrease was the result of the reduction in salaries and associated payroll costs from the vacancy in the operations manager position and the reduction of costs directly associated with the slot machine activity during the year, i.e. freight, conversions and installation.

Research and Development Expenses

Research and development expenses decreased by $116,000 to $404,000 for the year ended December 31, 2016, from $520,000 for the year ended December 31, 2015. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is primarily attributable to the reduction in the number of programmers on staff and consultants used during the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,024,000 for the year ended December 31, 2016, a decrease of $48,000 from $2,072,000 for the year ended December 31, 2015. This decrease was the net result of reductions in personnel costs in marketing and compliance as well as lower lab costs during the year, offset by the increase in professional fees related to the annual SEC audit requirements and the common area maintenance (“CAM”) cost adjustment associated with the building lease incurred in 2016 based on the lessor’s 2015 CAM reconciliation.

Depreciation and Amortization

Depreciation and amortization decreased by $225,000 to $290,000 for the year ended December 31, 2016 from $515,000 for the year ended December 31, 2015 as a result of assets built and placed in gaming venues in prior years that are now fully depreciated or sold, as well as licenses that are fully amortized.

Net Interest Expense

Net interest expense decreased $295,000 from $295,000 for the year ended December 31, 2015 to $-0- for the year ended December 31, 2016. This decrease was as a result of the agreement by the lender to discontinue the accrual of interest effective April 1, 2015, and the conversion of the lender’s debt into stockholders’ equity of the Company in August 2015.

Change in Fair Value of Warrants and Convertibility Feature of Long Term Debt

The change in fair value of our warrants of $6,000 for the year ended December 31, 2015 was mainly due to the declines in the remaining life of the warrant and the estimated fair market value of our common stock.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans however in 2016 and 2015, we were able to fund these costs with the proceeds from the sales of our gaming products. These transactions are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	2016	2015	Change

Net cash used in operating activities	$(123,000)	$(87,000)	$(36,000)
Net cash provided by investing activities	18,000	174,000	(156,000)
Net cash used in financing activities	—	(4,000)	4,000
Net increase (decrease) in cash	(105,000)	83,000	$(188,000)
Cash, beginning of year	358,000	275,000
Cash, end of period	$253,000	$358,000

For the twelve months ended December 31, 2016, net cash used in operating activities increased $36,000 to $123,000 as compared to $87,000 for the twelve months ended December 31, 2015. The increase in cash used in operating activities was primarily due to the net loss experienced in 2016 and the timing of receipts from customers, as well as the timing of payments to creditors, suppliers and vendors.

Net cash provided by investing activities decreased by $156,000 to $18,000 for the twelve months ended December 31, 2016, from $174,000 provided by investing activities for the twelve months ended December 31, 2015. Cash is used in investing activities to produce slot machines and acquire brand and software licenses for our slot products. Conversely, cash is provided by investing activities when our previously leased slot and Poker Table products are sold. This decrease in cash provided by investing activities was the result of the $178,000 reduction in proceeds from the sale of slot machines and parts offset by the reduction of investments in property and equipment and brand licenses of $22,000.

Net cash used in financing activities was $4,000 for the twelve months ended December 31, 2015 and was the result of common stock purchased for the treasury for $5,000 offset by the issuance of common stock of $1,000, resulting in the $4,000 positive cash swing as shown in the table above.

Operations and Liquidity Management

For the twelve months ended December 31, 2016, we incurred a net loss of $393,000 and used $123,000 of cash in operating activities. At December 31, 2016, our cash balance was $253,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations during 2017.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2016:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$430,623	$99,337	$206,187	$125,099	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

Off-Balance Sheet Arrangements

As of December 31, 2016, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Lightning Gaming, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for years then ended. Our audit also included the financial statement schedule of Lightning Gaming, Inc. listed in item 15(a). These financial statements and the financial statement schedule are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightning Gaming, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in related to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Baker Tilly Virchow Krause, LLP
Wyomissing, Pennsylvania
March 28, 2017

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$252,306	$357,477
Accounts receivable, net	452,190	621,894
Inventory	127,753	143,805
Prepaid expenses	95,581	140,941
Total Current Assets	927,830	1,264,117

Property and Equipment, net	148,467	407,064

Other assets	8,193	8,193
License fees, net of accumulated amortization	37,907	51,682

Total Assets	$1,122,397	$1,731,056

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$194,939	$444,637
Accrued expenses	134,007	93,961
Total Current Liabilities	328,946	538,598

Long-Term Liabilities	51,543	57,478

Commitments (Note 6)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2016 and 2015	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued at December 31, 2016 and 2015, 4,688,474 shares outstanding at December 31, 2016 and 2015	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding at December 31, 2016 and 2015	33,300	33,300

Additional paid in capital	30,348,856	30,348,856
Accumulated deficit	(29,626,354)	(29,233,282)
Treasury stock, 227,811 shares, at cost, as of December 31, 2016 and 2015	(18,811)	(18,811)
Total Stockholders’ Equity	741,908	1,134,980

Total Liabilities and Stockholders’ Equity	$1,122,397	$1,731,056

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2016	December 31, 2015

Revenues
Lease, license and service fees	$2,503,520	$3,187,136
Sales of gaming products and parts	532,658	866,497
Total revenues	3,036,178	4,053,633

Costs and operating expenses
Cost of products sold	172,773	554,880
Operating expenses	538,036	725,972
Research and development	404,304	520,051
Selling, general and administrative expenses	2,024,229	2,071,770
Depreciation and amortization	289,908	515,223
Total costs and operating expenses	3,429,250	4,387,896

Operating loss	(393,072)	(334,263)

Non-operating income (expense)
Net interest expense	—	(294,967)
Change in fair value of warrants	—	6,424
Net loss	$(393,072)	$(622,806)
Net loss per share, including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$(0.01)	$(0.03)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	2,675,342
Weighted average Common shares outstanding-basic and diluted	4,688,474	4,661,482
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	13,502,466

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2016 and 2015

	Series A Nonvoting Capital Stock		Common Stock		Non voting Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Shares	Amount	Total
Balance January 1, 2015	4,500,000	$4,500	4,660,285	$4,661	-	$-	$7,633,255	$(28,610,476)	127,811	$(13,811)	$(20,981,871)
Net Loss	-	-	-	-	-	-	-	(622,806)	-	-	(622,806)
Issuance of Stock	-	-	256,000	256	28,800,000	28,800	22,715,010	-	-	-	22,744,066
Exchange of Stock	(4,500,000)	(4,500)	-	-	4,500,000	4,500	-	-	-	-	-
Purchase of stock for the treasury	-	-	-	-	-	-	-	-	100,000	(5,000)	(5,000)
Stock based compensation	-	-	-	-	-	-	591	-	-	-	591
Balance December 31, 2015	-	$-	4,916,285	$4,917	33,300,000	$33,300	$30,348,865	$(29,233,282)	127,811	$(18,811)	$1,134,980
Net Loss	-	-	-	-		-	-	(393,072)	-	-	(393,072)
Balance December 31, 2016	-	$-	4,916,285	$4,917	33,300,000	$33,300	$30,348,856	$(29,626,354)	227,811	$(18,811)	$741,908

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Net loss	$(393,072)	$(622,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(35,855)	(233,636)
Depreciation and amortization	289,908	515,223
Stock based compensation	—	591
Decrease in fair value of warrants and convertible feature of long-term debt	—	(6,424)
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	169,704	(262,408)
(Increase) decrease in inventory	16,052	(11,244)
Decrease in prepaid expenses and other assets	45,360	61,562
Increase (decrease) in accounts payable	(249,698)	285,972
Increase in interest payable and other liabilities	—	294,969
Increase (decrease) in accrued expenses	40,046	(119,998)
Increase (decrease) in other long-term liabilities	(5,935)	11,165
Net cash used in operating activities	(123,490)	(87,034)

Cash flows from investing activities
Purchase of equipment	(82,224)	(75,554)
Proceeds from sale of equipment	96,768	274,267
Increase (decrease) in license fees	3,775	(24,499)

Net cash provided by investing activities	18,319	174,214

Cash flows from financing activities
Issuance of stock	—	750
Purchase of treasury stock	—	(5,000)
Net cash used in financing activities	—	(4,250)

Net increase (decrease) in cash	(105,171)	82,930
Cash beginning	357,477	274,547
Cash ending	$252,306	$357,477

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended
	December 31, 2016	December 31, 2015

Supplemental Disclosure of Non-Cash Financing Activities:
Non-cash transactions from conversion of debt, accrued interest, and warrants to stockholders’ equity
Issuance of common stock	$—	$181
Issuance of nonvoting common stock	—	28,800
Extinguishment of loan principal	—	(14,750,000)
Extinguishment of accrued interest on loans	—	(7,972,795)
Conversion of warrants	—	(20,521)
Contribution of additional paid in capital from conversion	—	22,714,335
	$—	$—

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Jungle Book
•	Popeye’s Bonus Voyage	•	Jumbo Fish Stacks
•	Popeye’s Seven Seas	•	Just Jackpots
•	Olive Oyl’s Jumbo Stacks	•	Lightning Lotto
•	Flash Gordon	•	Penny Palooza
•	Garfield	•	Si Shou
•	Around the World in 80 Days	•	Slotto
•	Candy Cash	•	Snow White
•	Cash Flow	•	Swamp Fever
•	Cinderella	•	Swamp Frenzy
•	Duck Dynamite	•	Vampires Fortune
•	Fins N Wins	•	Year of the Horse
•	Golden Egg	•	Ye Xian
•	Hao Yun

Our gaming products feature advanced graphics and engaging games based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has had net operating losses and negative cash flows from operations however it has maintained and sustained working capital surpluses. An increase in sales contracts is an indication that conditions have recently been improving and the Company expects these conditions to continue to improve, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and card clubs. Based on our current financial condition, cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There are also instances in which a lease may be offered to a customer with the option to convert to a sale upon the completion of certain obligations such as a pre-determined paid or reduced-rate lease term and/or a free-trial period. In addition, circumstances may arise in which a customer wishes to purchase machines after being on lease at their facility. In all of these situations, the initial revenue is recorded as lease revenue and the agreed upon sales price is shown as sales revenue when the lease is converted to a sale.

For the years 2016 and 2015 revenue from customers outside the United States accounted for approximately $-0- and $2,889 of revenues, respectively. Two and three casino customers accounted for 11% and 21% of our revenues for the years ended December 31, 2016 and 2015, respectively. One casino group represented 10% and 8% of total revenues for each of the years ended December 31, 2016 and 2015, respectively.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the recoverable value of long-lived assets, projected cash flows, and the fair market value of warrants and the convertible feature of long-term debt, if applicable. Actual results could differ from those estimates.

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

Concentrations of Credit Risk: Financial instruments that subject us to credit risk primarily consist of cash and trade receivables. The Company’s credit risk is managed by investing cash primarily in high-quality financial institutions. Accounts receivable include amounts owed by various customers and groups of customers. No collateral is required. Accounts receivable are not sold or factored. The Company regularly reviews its trade receivables in determining its allowance for doubtful accounts and believes its credit and collection polices mitigate its credit risk relative to accounts receivable.

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

the customer’s operating results or financial position or other material events impacting its business, a specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company has a reserve of $12,331 and $18,000 as of December 31, 2016 and 2015, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables.

At December 31, 2016 and 2015, accounts receivable from four and five casino customers, respectively, represented 54% and 72%, respectively, of total accounts receivable. One customer represented 20% of the total accounts receivable balance as of December 31, 2016 and one customer represented 40% of the accounts receivable balance as of December 31, 2015.

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the Statement of Operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally-developed software costs as well as employee and product costs associated with the development of our products. As of December 31, 2016 and 2015, no amounts had been capitalized.

Inventory: Inventory is stated at the lower of cost or market using the first-in, first-out method.

Fair Value Measurements: Given their short-term nature and expected maturity, the carrying amounts reported in these financial statements for cash, prepaid and other current assets, accounts payable, and accrued expenses approximate fair value.

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

The Company has assessed its tax position and does not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Statement of Operations. The Company has determined that there are no unrecognized tax benefits, and accordingly, has not recognized any interest or penalties during 2016 and 2015 related to unrecognized tax benefits. There is no accrual for interest or penalties as of December 31, 2016 and 2015.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

The Company files U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2016 or 2015.

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

Going Concern: The Company evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year after the date that the financial statements are issued, taking into consideration the quantitative and qualitative information regarding the Company’s current financial condition, conditional and unconditional obligations due and the funds and cash flow necessary to maintain operations within that time period. Based on management’s evaluation, the Company will be able to continue in operation on a going concern basis for at least the next twelve months from the date these financial statements are issued.

Stock Option Plans: The Company has equity-based compensation plans which are more fully described in Note 7. Compensation expense is recognized over the required service period. All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share:

	December 31, 2016	December 31, 2015
Stock options	885,000	1,198,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2016	December 31, 2015
Finished products	$19,989	$1,685
Raw materials	107,764	142,120
Inventory	$127,753	$143,805

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
Equipment, principally gaming equipment	$3,956,072	$4,108,598
Delivery truck	28,140	28,140
Furniture and fixtures	92,237	90,525
Leasehold improvements	91,794	91,794
Property and equipment	4,168,243	4,319,057
Less accumulated depreciation	(4,019,776)	(3,911,993)
Property and equipment, net	$148,467	$407,064

Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $279,908 and $447,348 for the years ended December 31, 2016 and 2015, respectively.

Note 4. License Fees

License fees consist of the following:

	December 31, 2016	December 31, 2015
Purchased licenses	$363,229	$367,004
Less accumulated amortization	(325,322)	(315,322)
License fees, net	$37,907	$51,682

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated Statements of Operations and relating to the purchased licenses was $10,000 and $67,875 for the years ended December 31, 2016 and 2015, respectively.

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2017	$32,073
2018	5,834
$37,907

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5. Debt

On August 6, 2015, the Company entered into an agreement with The Co-Investment Fund II, L.P. (“CI II”) in which the entire principal and accrued interest on promissory notes and other related loan agreements outstanding and due to CI II, including warrants to purchase a maximum of 12,151,385 shares of Company stock, as well as the 4,500,000 shares of Preferred Series A Nonvoting Capital Stock then outstanding, were converted into181,000 shares of (voting) Common Stock, par value $0.001, and 33,300,000 shares of Nonvoting Common Stock, par value $0.001, of the Company. Upon the conversion, all notes, loans, accrued interest, and warrants due to CI II were terminated in their entirety and all obligations were extinguished.

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

See Note 7, Stockholders’ Equity and Note 9, Related Party Transactions for more information on debt and warrant transactions.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for the years ended December 31, 2016 and 2015 was $153,026 and $141,086, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2017	$99,337
2018	101,821
2019	104,366
2020	106,975
2021 and thereafter	18,124
$430,623

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

Note 6. Commitments (Continued)

remainder of the renewal term. In December 2013, the Company and Hearst Holdings entered into a second renewal agreement extending the license and sublicense renewal term from January 1, 2014 to December 31, 2016, and a third renewal agreement extending the license and sublicense renewal term from January 1, 2017 to December 31, 2018. The third renewal agreement is subject to a guaranteed minimum royalty of $50,000, $25,000 payable on or before December 31, 2017 and $25,000 payable on or before December 31, 2018.

In June 2011, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Blondie and related family of characters in gaming devices distributed worldwide. The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one- year terms upon payment of minimum royalties. The Company and Hearst Holdings entered into a renewal agreement extending the renewal term from June 1, 2013 to December 31, 2015. The renewal period has expired and all royalty obligations have been paid in full.

In November 2011, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Beetle Bailey and related family of characters in gaming devices distributed worldwide. The initial term of the agreement was for two years with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties during the term of the agreement. The Company and Hearst Holdings entered into a renewal agreement extending the renewal term from January 1, 2014 to December 31, 2015. The renewal period has expired and all royalty obligations have been paid in full.

In March 2013, the Company entered into a license agreement with Hearst Holdings, Inc. to use the brand Hagar the Horrible and related family of characters in gaming devices distributed worldwide. The initial term of the agreement ran from April 1, 2013 to June 30, 2015. The Company had the right to extend the agreement for eight additional one-year terms upon payment of $50,000 in minimum royalties. The Company opted not to extend the agreement and all royalty obligations have been paid in full.

In October 2014, the Company entered into a license agreement with Paws, Inc. to use the brand Garfield and associated family of characters in gaming devices distributed worldwide, except in the embargo countries of Cuba, Iran and Sudan. The initial term of the agreement runs from December 1, 2014 to November 30, 2017 and is subject to a guaranteed minimum royalty of $75,000. In December 2014, 2015, and 2016, the Company paid $25,000 as non-refundable advances against the guaranteed royalty. The guaranteed advanced payments are recoupable out of royalties earned on the license.

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

In July 2016, the Company entered into a license agreement with Ainsworth Game Technology Ltd for the intellectual property rights to use certain game technology in slot machines titled as Flash Gordon, Ye Xian and Cash Flow. The term of the agreement runs from July 1, 2016 to May 30, 2018 with royalties based on a percentage of revenues earned on the slot machines running the aforementioned titles, payable on a quarterly basis with the first royalty payment due October 31, 2016.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

At December 31, 2016, the Company had total license fee commitments and advance payments made as follows:

Minimum Commitments
Total royalty and license fee commitments	$81,250
Advances made	(81,250)
Potential future payments	$—

As of December 31, 2016, the Company estimates that all potential future royalty payments have been paid.

Note 7. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2016, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

In order to provide an incentive to designated employees, officers, directors, consultants, independent contractors and other service providers who perform services contributing to the growth of the Company, and by aligning the interests of participants with the interests of stockholders, the Board declared it advisable and in the Company’s best interest and on May 25, 2016, approved the 2016 Stock Option Plan (the “2016 Plan”). The 2016 Plan will permit the granting of nonqualified stock options. The shares underlying the options will be shares of the Company’s nonvoting common stock, par value $0.001 per share, and the total aggregate number of shares that may be issued under the 2016 Plan is 5,700,000 shares. The purchase price of each option will be determined by the Board at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date. As of December 31, 2016, there were no options granted under the 2016 Plan.

Expense relating to the stock option plans was $-0- and $591 for the years ended December 31, 2016, and 2015, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

A summary of option transactions in 2016 and 2015 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options at January 1, 2015	1,198,000	$1.64
Options granted	—	—
Options cancelled	—	—
Options at December 31, 2015	1,198,000	1.64
Options granted	—	—
Options cancelled	(313,000)	1.17
Options at December 31, 2016	885,000	1.80
Options exercisable at December 31, 2016	885,000	1.80
Shares available for grant at December 31, 2016	1,615,000

Shares available for grant at December 31, 2016 under the 2016 Plan	5,700,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during 2016 or 2015.

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. There was no adjustment in 2016 or 2015 with respect to forfeited awards.

The following table summarizes information with respect to stock options outstanding at December 31, 2016 under the 2007 Plan:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
885,000	1.3	$1.80	-	885,000	1.3	$1.80	-

The following table summarizes information with respect to stock options outstanding at December 31, 2015 under the 2007 Plan:

Options Outstanding				Vested Options
Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
1,198,000	2.0	$1.64	-	1,198,000	2.0	$1.64	-

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

As of December 31, 2016, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized.

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

The following table is a summary of the Company’s warrant activity for the years ended December 31, 2016 and 2015:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding at January 1, 2015	12,151,385	1.00
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	(12,151,385)	1.00
Warrants at December 31, 2015	—	—
Warrants exercisable at December 31, 2016 and 2015	—

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Equity (Continued)

Warrants (Continued)

The changes in Level 3 liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value of Debt Conversion Feature	Fair Value of Warrants
Balance January 1, 2015	$—	$26,945
Net change in fair value	—	(6,424)
Warrants converted	—	(20,521)
Balance December 31, 2015	$—	$—

Note 8. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2016 and 2015 are as follows:

	2016		2015
Current tax expense:
Federal		$-		$-
State	-		-
		$-		$-

Deferred tax benefit (expense):
Federal	$(3,469,000)		$(549,000)
State	(1,121,000)		(178,000)
Valuation reserve	4,590,000		727,000
	$—		$—

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax asset:
Net operating loss carryforward	$5,491,000	$10,176,000
Accounts receivable reserves	5,000	7,000
Property and equipment	(126,000)	(125,000)
Accrued expenses	86,000	(34,000)
Impairment charge	296,000	296,000
Start-up costs	24,000	28,000
Stock based compensation	62,000	62,000
Inventory reserves	4,000	4,000
Other	49,000	67,000
	5,891,000	10,481,000
Less valuation allowance	(5,891,000)	(10,481,000)
Net deferred taxes	$—	$—

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the Statements of Operations is as follows for the years ended December 31, 2016 and 2015.

	Year ended December 31,
	2016	2015
Federal tax benefit at statutory rate	$(133,000)	$(212,000)
State tax benefit net of federal taxes	(26,000)	(41,000)
Warrant valuation	—	(2,000)
Cancellation of debt	4,735,000	966,000
Other	14,000	16,000
Decrease in valuation allowance	(4,590,000)	(727,000)
Income tax expense	$—	$—

As of December 31, 2016, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $13,548,000, which expire at various times through 2036. As a result of the cancellation of debt and accrued interest on debt on August 6, 2015 and the correction of interest expense previously deferred for tax purposes, the Company recognized an attribute reduction of the NOL carryforward effective January 1, 2016 of approximately $11,978,000, reducing the NOL carryforward available as of that date from $25,104,000 to $13,126,000. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the current financial statements.

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

During the twelve months ended December 31, 2016 and 2015, respectively, interest on all of the loans amounted to $-0- and $294,970. During 2015, the Company made no principal or interest payments on those loans and on August 6, 2015, the loans were converted into equity in the transaction as described above.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 10. Recently Issued Pronouncements (Continued)

Additions to this update were issued by the FASB and IASB in March 2016, clarifying the operability and understandability on principal versus agent considerations. In April 2016, further clarifications were issued on two aspects: identifying performance obligations and clarifying the licensing implementation guidance. An additional update was issued in May 2016, which included a technical correction, clarifying the objective of assessing the collectability criterion, the presentation of sales and other similar taxes collected from customers, specifying that the measurement date for noncash consideration is at contract inception, and practical guidance for applying contract modifications and completed contracts at the transition date. Additional technical corrections and improvements to clarify and correct unintended application of the guidance were issued in December 2016. These updates do not change the core principles of this guidance but rather provide clarification and implementation within the scope of this topic.

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

The amendment became effective for the annual and interim periods ending after December 15, 2016 and did not have a material impact on our financial statements.

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

Note 11. Subsequent Event

On March 8, 2017, the Board of Directors approved by unanimous written consent, the authorization to grant to employees with at least one year of service, non-qualified stock options to purchase 4,015,000 shares of nonvoting common stock of the Company under its 2016 Plan. The options were issued at an exercise price of $.28 per share and vest ratably over five years. The options are subject to the terms and conditions of the 2016 Plan and each individual’s stock option agreement.

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

As of December 31, 2016, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) updated in 2013. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective as of December 31, 2016.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held with the Company
Brian Haveson	53	Chairman, CEO, Director
Christopher Strano	44	President of Lightning Gaming, Inc.
Donald Caldwell	70	Director
Frederick Tecce	81	Director

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

Donald Caldwell

Mr. Caldwell has been a director of Lightning Gaming, Inc. (formerly Lightning Poker) since June 2005. He is the founder, Chairman and CEO of Cross Atlantic Capital Partners Inc. ("Cross Atlantic") and has oversight responsibility for its multiple funds.

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including: Quaker Chemical Corporation (NYSE); Rubicon Technology, Inc. (NASDAQ); InsPro Technologies Corporation (OTC); Amber Road1 (NYSE); Fox Chase Bancorp, Inc.2 (NASDAQ); RootStock Software; Sagence Group, Inc.; Voxware, Inc.; Haverford Trust Company; StoneRidge Investment Partners, LLC; the Pennsylvania Academy of the Fine Arts (Chairman Emeritus); and the Committee for Economic Development. In addition to his role of director, Mr. Caldwell serves as Chairman and CEO of InsPro Technologies Corporation.

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

1Mr. Caldwell resigned from the Amber Road Board on December 22, 2016.

2Mr. Caldwell resigned from the Fox Chase Bancorp, Inc. when it was acquired by Univest of Pennsylvania on July 1, 2016.

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2016 and 2015 to Brian Haveson, our and Lightning Poker’s principal executive officer, and Christopher Strano, President of Lightning Gaming (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Brian Haveson, Chairman and CEO	2016 2015	$250,000 $250,000	$- ($12,164)	$- $-	$- $-	$- $-	$- $-	$3,750 $3,750	$253,750 $241,586

Christopher Strano, President of Lightning Gaming (3)	2016 2015	$214,550 $210,800	$- ($10,256)	$- $-	$- $-	$- $-	$- $-	$4,556 $4,608	$219,106 $205,152

NOTES:

(1)	Bonus was calculated as a pool at 20% on Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) for 2014 for all non-sales employees and allocated based on gross annual wages. During the second quarter of 2015, it was determined that it would be in the Company’s best interest to reverse the 2014 accrued bonuses and suspend the bonus accrual for the remainder of the year. There was no bonus awarded or accrued in 2016.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all salaried employees.
(3)	Mr. Strano's employment contract provides for, among other things, (a) monthly base salary of $17,568, (b) one year's severance pay if his employment terminates other than for cause and he does not accept employment with a gaming company during the one-year period, (c) options for 250,000 shares at an exercise price of $.27 per share under the 2007 Plan and (d) an incentive compensation plan that guaranteed at least $25,000 after one year of employment. On August 22, 2016, by unanimous vote of the Executive Committee of Board of Directors, Mr. Strano received an annual salary increase of $10,000 effective August 16, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (day/mo/year)
Brian Haveson (1)	500,000	—	—	$2.56	08	/08/2017
Christopher Strano (2)	250,000	—	—	$0.28	29	/06/2019

NOTES:

(1)	At December 31, 2016, Mr. Haveson held options to purchase an aggregate of 500,000 shares under the 2007 Plan which were fully vested as of August 2013.

(2)	At December 31, 2016, Mr. Strano held options to purchase 250,000 shares under the 2007 Plan which were fully vested as of June 2014.

All options granted prior to the Merger were granted under the 2006 Plan and were exchanged for options to purchase the Company’s common stock under the 2007 Plan after the Merger, on substantially the same terms and conditions. The exercise price was the price determined by the Board of Directors of the granting entity to be not less than 100% (110% for an owner of more than 10% of the outstanding stock) of the fair market value of the underlying shares at the time of the grant of the option. Options are not exercisable after ten years (five years for an owner of more than 10% of the outstanding stock) from the date of grant. There were no options granted under the 2016 Plan.

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our (voting) Common Stock and Nonvoting Common Stock were beneficially owned as of March 28, 2017 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,688,474) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock		Nonvoting Common Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	1,021,000(2)	18.3%	33,300,000	100.0%
Fredrick C. Tecce	611,000(2)	11.0%	33,300,000	100.0%
	(3)
Brian Haveson	1,238,409(4)	22.0%	—	—
Christopher Strano	250,000(5)	4.5%	—	—
All directors and executive officers as a group (4 persons)	2,939,409(7)	52.7%	33,300,000	100.0%

5% Shareholder:
CI II and related parties (1) (2)	181,000 (6)	3.2%	33,300,000	100.0%

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO and Mr. Tecce is a managing director and counsel. Consequently, Cross Atlantic, Mr. Caldwell, and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	Includes 181,000 shares owned by CI II.
(3)	Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)	Includes options to purchase 500,000 shares.
(5)	Consists of options to purchase shares.
(6)	The address of CI II and its manager, Cross Atlantic, is 150 North Radnor-Chester Road, Suite B101, Radnor, PA 19087.
(7)	Includes an aggregate of 750,000 shares that can be acquired through the exercise of options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are reporting the transactions below based on the following relationships: (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; and (2) Mr. Caldwell is the founder and CEO and Mr. Tecce is a managing director and counsel to Cross Atlantic.

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

For 2015, interest on the notes held by CI II prior to the conversion amounted to $294,970. During 2015, we made no principal or interest payments on the notes.

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

On November 17, 2015, our audit committee selected and our Board of Directors approved the firm of Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as our principal accountant and registered public accounting firm to audit our annual consolidated financial statements for the fiscal year ended December 31, 2015. Our audit committee selected and our Board of Directors approved the firm of Baker Tilly as our principal accountant to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2016.

Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our audit committee. All of our principal accountant’s services for our last two fiscal years, which consisted solely of audit services, were within the scope of the engagement that our audit committee approved before we entered into the engagement. The aggregate fees billed to us by Baker Tilly in 2016 and in 2015 were $92,737 and $93,606, respectively. All of Baker Tilly’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2016.

The aggregate fees billed to us by RSM in 2015 were $94,624. All of RSM’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2015.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
3.3*	Certificate of Amendment to Articles of Incorporation (See Exhibit 3.1 to Form 8-K filed on July 27, 2015)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.7*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.8*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.9*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.10*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.11*	Debt Conversion Agreement between the Company and CI II dated August 6, 2015 (see Exhibit 10.1 to Form 8-K filed August 6, 2015)

10.12*	Amended and Restated Voting Agreement between the Company and the Stock Holders dated August 6, 2015 (see Exhibit 10.2 to Form 8-K filed August 6, 2015)
10.13*	Cancellation of Amended and Restated Voting Agreement between the Company and the Stock Holders dated September 28, 2015 (see Exhibit 10.1 for Form 8-K filed September 28, 2015)
10.14*	Changes in Registrant’s Certifying Accountant, Dismissal of Previous Independent Registered Public Accounting Firm dated November 16, 2015 and Engagement of New Independent Registered Public Accounting Firm dated November 17, 2015 (see Exhibit 16.1 for form 8-K/A as amended filed November 23, 2015)
10.15*(A)	2016 Stock Option Plan of the Company (see Exhibit A to Schedule 14C filed August 9, 2016)
21.1	List of subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	Chief Executive Officer, Director	March 28, 2017
Brian Haveson	(Principal Executive Officer)

/s/ Brian Haveson	Chief Financial Officer	March 28, 2017
Brian Haveson	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 28, 2017
Donald Caldwell

/s/ Frederick C. Tecce	Director	March 28, 2017
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2016 and 2015
	Balance at Beginning of period	Additions Charges to Costs and Expenses	Deductions Writeoffs	Balance at End of Period
Year ended December 31, 2015

Allowance for deferred taxes	$11,208,000	$(727,000)	—	$10,481,000
Allowance for doubtful accounts	$4,000	$14,000	$—	$18,000

Year ended December 31, 2016

Allowance for deferred taxes	$10,481,000	$(4,590,000)	$—	$5,891,000
Allowance for doubtful accounts	$18,000	$9,667	$15,336	$12,331

