Form 10-Q
period 2017-03-31
Lightning Gaming, Inc.
filed 2017-05-15
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

(610) 494-5534
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,688,474 shares of (voting) Common Stock as of May 15, 2017; 33,300,000 shares of Nonvoting Common Stock as of May 15, 2017; and -0- shares of Series A Nonvoting Capital Stock as of May 15, 2017

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Assets
Current Assets
Cash	$270,496	$252,306
Accounts receivable, net	470,790	452,190
Inventory	120,986	127,753
Prepaid expenses	102,702	95,581
Total Current Assets	964,974	927,830

Property and Equipment, net	123,550	148,467

Other Assets	8,193	8,193
License fees, net of accumulated amortization	29,157	37,907

Total Assets	$1,125,874	$1,122,397

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$131,034	$194,939
Accrued expenses	105,959	134,007
Total Current Liabilities	236,993	328,946

Long-Term Liabilities	49,658	51,543

Commitments (Note 5)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares; Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,688,474 shares outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 shares issued and outstanding	33,300	33,300

Additional paid in capital	30,351,131	30,348,856
Accumulated deficit	(29,531,314)	(29,626,354)
Treasury stock, 227,811 shares, at cost	(18,811)	(18,811)
Total Stockholders’ Equity	839,223	741,908

Total Liabilities and Stockholders’ Equity	$1,125,874	$1,122,397

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2017 and 2016

	March 31, 2017 (unaudited)	March 31, 2016 (unaudited)
Revenues
Lease and license fees	$584,543	$672,806
Sales of gaming products and parts	200,213	1,068
Total revenues	784,756	673,874

Costs and operating expenses
Cost of products sold	8,066	54,483
Operating expenses	120,235	127,883
Research and development	90,533	117,665
Selling, general and administrative expenses	430,148	567,651
Depreciation and amortization	40,734	90,532
Total costs and operating expenses	689,716	958,214

Operating income (loss)	95,040	(284,340)

Non-operating income (expense)	—	—

Net income (loss)	$95,040	$(284,340)
Net income (loss) per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$0.00	$(0.01)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding-basic and diluted	4,688,474	4,688,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017 and 2016

	March 31, 2017 (unaudited)	March 31, 2016 (unaudited)

Net Cash Used in Operating Activities	$(166,981)	$(44,376)

Cash Flows From Investing Activities
Purchase of equipment	(3,079)	—
Proceeds from sale of equipment	182,000	18
Decrease (increase) in license fees	6,250	(9,200)

Net Cash Provided by (Used in) Investing Activities	185,171	(9,182)

Net Cash Provided by Financing Activities	—	—

Net Increase (Decrease) in Cash	18,190	(53,558)

Cash - Beginning of period	252,306	357,477

Cash - End of period	$270,496	$303,919

Supplemental Disclosure of Non-Cash Financing Activities:
Inventory transferred to equipment	$18,304	$—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2017

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Hao Yun
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Jumbo Fish Stacks
•	Olive Oyl’s Jumbo Stacks	•	Just Jackpots
•	Flash Gordon	•	Lightning Lotto
•	Garfield	•	Penny Palooza
•	Around the World in 80 Days	•	Si Shou
•	Beauty and the Beast	•	Slotto
•	Candy Cash	•	Snow White
•	Cash Flow	•	Swamp Fever
•	Cinderella	•	Swamp Frenzy
•	Duck Dynamite	•	Vampires Fortune
•	Fins N Wins	•	Year of the Horse
•	Golden Egg	•	Ye Xian
•	Goyaate

Our gaming products feature advanced graphics and engaging games based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes. Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 28, 2017 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2016 were derived from the Company’s audited financial

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

statements, but do not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has had net operating losses and negative cash flows from operations however it realized operating income during the quarter as well as increased revenue and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and card clubs. Based on our current financial condition, cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at March 31, 2017 and December 31, 2016 was $12,121 and $12,331, respectively.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has read through the guidance and subsequent updates and is assessing the impact it will have on our financial statements.

In July 2015, the FASB issued an update under the inventory topic which more clearly articulates the requirements for the measurement and disclosure of inventory, stating that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendment became effective for the fiscal year beginning after December 15, 2016 and did not have a material impact on our financial statements.

In November 2015, the FASB issued an update under the income taxes topic, simplifying the presentation of deferred income taxes, requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update aligns the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The amendments in this update became effective for interim and annual periods beginning after December 15, 2016, and did not have a material impact on our financial statements.

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

In March 2016, the FASB issued an update on the stock compensation topic, simplifying several aspects of the accounting for share-based payment transactions, including income tax consequences, balance sheet classification of awards as either equity or liabilities, and statement of cash flows classification. The amendments in the update became effective for annual and interim periods beginning after December 15, 2016 and did not have a material impact on our financial statements.

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2017	December 31, 2016
Finished products	$1,685	$19,989
Raw materials and work in process	119,301	107,764
Inventory	$120,986	$127,753

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016
Equipment, principally gaming equipment under lease	$3,868,593	$3,956,072
Delivery truck	28,140	28,140
Furniture and fixtures	95,316	92,237
Leasehold improvements	91,794	91,794
Property and equipment	4,083,843	4,168,243
Less accumulated depreciation	(3,960,293)	(4,019,776)
Property and equipment, net	$123,550	$148,467

Note 4.  License Fees

License fees consist of the following:

	March 31, 2017	December 31, 2016
Purchased licenses	$356,979	$363,229
Less accumulated amortization	(327,822)	(325,322)
License fees, net	$29,157	$37,907

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for each of the three months ended March 31, 2017 and 2016 was $35,930.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2017	$74,708
2018	101,821
2019	104,366
2020	106,975
2021	18,124
$405,994

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5. Commitments (Continued)

In July 2016, the Company entered into a license agreement with Ainsworth Game Technology Ltd for the intellectual property rights to use certain game technology in slot machines titled as Flash Gordon, Ye Xian and Cash Flow. The term of the agreement runs from July 1, 2016 to May 30, 2018 with royalties based on a percentage of revenues earned on the slot machines running the aforementioned titles, payable on a quarterly basis with the first royalty payment due and paid for October 31, 2016.

At March 31, 2017, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$125,000
Advances made	(81,774)
Potential future payments	$43,226

As of March 31, 2017, the Company estimates that potential future royalty payments will be as follows:

Year ending December 31,	Minimum Commitments
2017	$18,226
2018	25,000
Potential future payments	$43,226

Note 6. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at March 31, 2017, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

Options generally vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

In order to provide an incentive to designated employees, officers, directors, consultants, independent contractors and other service providers who perform services contributing to the growth of the Company, and by aligning the interests of participants with the interests of stockholders, the Board declared it advisable and in the Company’s best interest and on May 25, 2016, approved the 2016 Stock Option Plan (the “2016 Plan”). The 2016 Plan permits the granting of nonqualified stock options. The shares underlying the options will be shares of the Company’s nonvoting common stock, par value $0.001 per share, and the total aggregate number of shares that may be issued under the 2016 Plan is 5,700,000 shares. The purchase price of each option will be determined by the Board at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

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

A summary of option transactions in 2017 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	885,000	$1.80
Options granted	—	—
Options exercised	—	—
Options cancelled	(10,000)	1.10
Options outstanding at March 31, 2017	875,000	$1.81
Options available for grant under the 2007 Plan at March 31, 2017	1,625,000

There were no options granted during the three months ended March 31, 2017 under the 2007 Plan.

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

A summary of option transactions in 2017 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Options granted	4,015,000	.28
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2017	4,015,000	$.28
Options available for grant under the 2016 Plan at March 31, 2017	1,685,000

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended March 31, 2017 and 2016 was $2,274 and $-0-, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

The following table summarizes information with respect to stock options outstanding at March 31, 2017:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	875,000	1.1	$1.81	-	875,000	1.1	$1.81	-
2016 Plan	4,015,000	9.9	$0.28	-	-	-	-	-

The following table summarizes information with respect to stock options outstanding at December 31, 2016:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	885,000	1.3	$1.80	-	885,000	1.3	$1.80	-
2016 Plan	-	-	-	-	-	-	-	-

As of March 31, 2017, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of March 31, 2017, there was approximately $214,563 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 4.9 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

Note 7.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2017, the Company has available, for federal and state income tax purposes, carryforwards of approximately $13,482,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 8. Concentration of Risk – Major Customers

The Company generated approximately 35% and 15% of its revenue from its top three customers for each of the three months ended March 31, 2017 and 2016, respectively.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Hao Yun
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Jumbo Fish Stacks
•	Olive Oyl’s Jumbo Stacks	•	Just Jackpots
•	Flash Gordon	•	Lightning Lotto
•	Garfield	•	Penny Palooza
•	Around the World in 80 Days	•	Si Shou
•	Beauty and the Beast	•	Slotto
•	Candy Cash	•	Snow White
•	Cash Flow	•	Swamp Fever
•	Cinderella	•	Swamp Frenzy
•	Duck Dynamite	•	Vampires Fortune
•	Fins N Wins	•	Year of the Horse
•	Golden Egg	•	Ye Xian
•	Goyaate

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

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 164 slot machines out on lease or revenue share in 33 different casinos and cruise ships. As of May 15, 2017, we have sold or leased 62 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in 14 state jurisdictions.

We have generated revenue and have had a history of losses since our inception, however we recognized income $95,040 for the three months ended March 31, 2017.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2017 were $785,000 compared to $674,000 for the comparable prior year period, an increase of $111,000. This increase was attributable to the sales of slot machines, which increased by $199,000 to $200,000 for the three months ended March 31, 2017 as compared to $1,000 for the three months ended March 31, 2016. Lease and license fees, however decreased by a net of $88,000 to $585,000 for the three months ended March 31, 2017 as compared to $673,000 for the three months ended March 31, 2016. The decrease in lease revenues was due to the reduction in the installed leased slot machine base experienced during 2016 and the first quarter 2017.

Pressure on casinos to reduce lease expense and cut costs, consolidations and mergers in the industry creating mega-corporations that undercut pricing to gain market share and eliminate competition, and casinos increasing hold percentages that reduce win percentages on which revenue-share fees are based were several of the reasons for the reduction in the lease revenue and the recurring leased revenue base. In order to diminish the effects of the decrease in lease revenues, an aggressive for-sale market of our slot machines was implemented and is successfully generating revenues and cash flow. Sales of slot machines reduced the recurring revenue leased install base by 30 machines in 2016 and an additional 14 in the first quarter of 2017.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2017 were $8,000 for 14 slot machines as compared to $54,000 for the three months ended March 31, 2016 for 18 slot machines.

Operating Expenses

Operating expenses decreased $8,000 to $120,000 for the three months ended March 31, 2017, from $128,000 for the three months ended March 31, 2016. This decrease was the result of the reduction in salaries and associated payroll costs from the elimination of the operations manager position in the first quarter 2016.

Research and Development Expenses

Research and development expenses decreased by $27,000 to $91,000 for the three months ended March 31, 2017, from $118,000 for the three months ended March 31, 2016. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This decrease is attributable to the payroll and benefit costs associated with the elimination of the director of technology position in 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $138,000 to $430,000 for the three months ended March 31, 2017, from $568,000 for the three months ended March 31, 2016. This decrease was primarily due to the reduction in professional fees associated with the annual SEC audit requirements that were higher in 2016 due to the switch in principal accountants that occurred in 2015.

Depreciation and Amortization

Depreciation and amortization decreased by $50,000 to $41,000 for the three months ended March 31, 2017 from $91,000 for the three months ended March 31, 2016. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated and/or sold during the quarter and in 2016.

Liquidity and Capital Resources

Prior to 2015, we had historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans. Since then, we have been able to fund these costs with the proceeds from the sales of our gaming products as described in more detail in the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2017	2016	Change
Net cash used in operating activities	$(166,981)	$(44,376)	$(122,605)
Net cash provided by (used in) investing activities	185,171	(9,182)	194,353
Net cash provided by financing activities	—	—	—
Net increase (decrease) in cash	18,190	(53,558)	$71,748
Cash, beginning of year	252,306	357,477
Cash, end of period	$270,496	$303,919

For the three months ended March 31, 2017, cash used in operating activities increased by $123,000 to $167,000 as compared to $44,000 for the three months ended March 31, 2016. The decrease in cash from operating activities was due to the timing of receipts from customers and payments to creditors, suppliers and vendors offset by the increase in net income for the quarter.

Net cash provided by investing activities realized a positive swing of $194,000, from $9,000 used in investing activities for the three months ended March 31, 2016 to $185,000 provided by investing activities for the three months ended March 31, 2017. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This increase consisted of a $12,000 reduction in slot machine and equipment purchases and investments in brand licenses and the increase in proceeds from the sale of slot machines of $182,000.

Net cash provided by financing activities was $-0- for the three months ended March 31, 2017 and 2016.

Operations and Liquidity Management

For the three months ended March 31, 2017, we recognized net income of $95,040 and used $166,981 in cash from operating activities. At March 31, 2017, our cash balance was $270,496. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are between approximately $230,000 to $320,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2017:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$405,994	$99,953	$207,465	$98,576	$—
Royalty fee obligation (2)	43,226	18,226	25,000	—	—
Total	$449,220	$118,179	$232,465	$98,576	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of March 31, 2017, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has had net operating losses and negative cash flows from operations however it realized operating income during the quarter as well as increased revenue and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and card clubs. Based on our current financial condition, cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2017, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2017	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

