Form 10-Q
period 2017-06-30
Lightning Gaming, Inc.
filed 2017-08-11
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,688,474 shares of (voting) Common Stock as of August 11, 2017; 33,300,000 shares of Nonvoting Common Stock as of August 11, 2017; and -0- shares of Series A Nonvoting Capital Stock as of August 11, 2017.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016;
3	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2017 and 2016;
4	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current Assets
Cash	$254,218	$252,306
Accounts receivable, net	298,577	452,190
Inventory	97,790	127,753
Prepaid expenses	135,625	95,581
Total Current Assets	786,210	927,830

Property and Equipment, net	107,174	148,467

Other Assets	8,193	8,193
License fees, net of accumulated amortization	20,407	37,907

Total Assets	$921,984	$1,122,397

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$124,266	$194,939
Accrued expenses	71,479	134,007
Total Current Liabilities	195,745	328,946

Long-Term Liabilities	47,774	51,543

Commitments (Note 5)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares; Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,688,474 shares outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 shares issued and outstanding	33,300	33,300

Additional paid in capital	30,362,803	30,348,856
Accumulated deficit	(29,703,744)	(29,626,354)
Treasury stock, 227,811 shares, at cost	(18,811)	(18,811)
Total Stockholders’ Equity	678,465	741,908

Total Liabilities and Stockholders’ Equity	$921,984	$1,122,397

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2017 and 2016

	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$539,363	$581,841
Sales of gaming products and parts	32,903	125,870
Total revenues	572,266	707,711

Costs and operating expenses
Cost of products sold	8,713	33,133
Operating expenses	117,176	127,698
Research and development	89,071	102,294
Selling, general and administrative expenses	499,607	482,128
Depreciation and amortization	30,129	77,417
Total costs and operating expenses	744,696	822,670

Net loss	$(172,430)	$(114,959)
Net loss per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$(0.00)	$(0.00)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding-basic and diluted	4,688,474	4,688,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2017 and 2016

	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$1,123,905	$1,254,646
Sales of gaming products and parts	233,116	126,938
Total revenues	1,357,021	1,381,584

Costs and operating expenses
Cost of products sold	16,779	87,616
Operating expenses	237,411	255,581
Research and development	179,604	219,959
Selling, general and administrative expenses	929,754	1,049,779
Depreciation and amortization	70,863	167,949
Total costs and operating expenses	1,434,411	1,780,884

Net loss	$(77,390)	$(399,300)
Net loss per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$(0.00)	$(0.01)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding-basic and diluted	4,688,474	4,688,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2017 and 2016

	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
Net Cash Provided by (Used in) Operating Activities	$3,744	$(81,059)

Cash Flows From Investing Activities
Purchase of equipment	(14,332)	(39,670)
Proceeds from sale of equipment	—	18
Decrease in license fees	12,500	13,200

Net Cash Used in Investing Activities	(1,832)	(26,452)

Net Increase (Decrease) in Cash	1,912	(107,511)

Cash - Beginning of period	252,306	357,477

Cash - End of period	$254,218	$249,966

Supplemental Disclosure of Non-Cash Financing Activities:
Inventory transferred to equipment	$18,304	$—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2017

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Hao Yun
•	Popeye’s Bonus Voyage	•	Jumbo Fish Stacks
•	Popeye’s Seven Seas	•	Jungle Book
•	Olive Oyl’s Jumbo Stacks	•	Just Jackpots
•	Flash Gordon	•	Lightning Lotto
•	Garfield	•	Penny Palooza
•	Around the World in 80 Days	•	Si Shou
•	Beauty and the Beast	•	Slotto
•	Candy Cash	•	Snow White
•	Cash Flow	•	Swamp Fever
•	Cinderella	•	Swamp Frenzy
•	Duck Dynamite	•	Vampires Fortune
•	Fins N Wins	•	Year of the Horse
•	Golden Egg	•	Ye Xian
•	Goyaate

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 28, 2017 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2016 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Historically, the Company has had net operating losses and negative cash flows from operations however it has a significantly lower net loss in the current six month period ending June 30, 2017 than the six month period ending June 30, 2016, realized positive cash flows from operations for the period ending June 30, 2017, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and card clubs. Based on our current financial condition, cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at June 30, 2017 and December 31, 2016 was $21,121 and $12,331, respectively.

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

The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has read through the guidance and subsequent updates, attended seminars on the topic, and has continued to review and assess the impact it will have on our financial statements.

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

Note 2.  Inventory

Inventory consists of the following:

	June 30, 2017	December 31, 2016
Finished products	$1,685	$19,989
Raw materials and work in process	96,105	107,764
Inventory	$97,790	$127,753

Note 3.  Property and Equipment

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
Equipment, principally gaming equipment under lease	$3,879,846	$3,956,072
Delivery truck	28,140	28,140
Furniture and fixtures	95,316	92,237
Leasehold improvements	91,794	91,794
Property and equipment	4,095,096	4,168,243
Less accumulated depreciation	(3,987,922)	(4,019,776)
Property and equipment, net	$107,174	$148,467

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.  License Fees

License fees consist of the following:

	June 30, 2017	December 31, 2016
Purchased licenses	$350,729	$363,229
Less accumulated amortization	(330,322)	(325,322)
License fees, net	$20,407	$37,907

Purchased licenses are amortized over 3 years.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for each of the three months ended June 30, 2017 and 2016 was $33,045 and $43,347, respectively. Rental expense under this lease for each of the six months ended June 30, 2017 and 2016 was $68,976 and $79,710, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2017	$50,079
2018	101,821
2019	104,366
2020	106,976
2021	18,124
$381,366

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

At June 30, 2017, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$125,000
Advances made	(84,749)
Potential future payments	$40,251

As of June 30, 2017, the Company estimates that potential future royalty payments will be as follows:

Year ending December 31,	Minimum Commitments
2017	$15,251
2018	25,000
Potential future payments	$40,251

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.  Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at June 30, 2017, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

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

A summary of option transactions in 2017 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	885,000	$1.80
Options granted	—	—
Options exercised	—	—
Options cancelled	(10,000)	1.10
Options outstanding at June 30, 2017	875,000	$1.81
Options available for grant under the 2007 Plan at June 30, 2017	1,625,000

There were no options granted during the six months ended June 30, 2017 under the 2007 Plan.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

A summary of option transactions in 2017 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Options granted	4,015,000	.28
Options exercised	—	—
Options cancelled	(75,000)	.28
Options outstanding at June 30, 2017	3,940,000	$.28
Options available for grant under the 2016 Plan at June 30, 2017	1,760,000

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended June 30, 2017 and 2016 was $2,274 and $-0-, respectively. Compensation expense related to these stock options for the six months ended June 30, 2017 and 2016 was $13,946 and $-0-, respectively.

The following table summarizes information with respect to stock options outstanding at June 30, 2017:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	875,000	0.9	$1.81	-	875,000	0.9	$1.81	-
2016 Plan	3,940,000	9.7	$0.28	-	-	-	-	-

The following table summarizes information with respect to stock options outstanding at December 31, 2016:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	885,000	1.3	$1.80	-	885,000	1.3	$1.80	-
2016 Plan	-	-	-	-	-	-	-	-

As of June 30, 2017, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of June 30, 2017, there was approximately $201,446 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 4.7 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

As of June 30, 2017, the Company has available, for federal and state income tax purposes, carryforwards of approximately $13,653,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 8. Concentration of Risk – Major Customers

The Company generated approximately 27% and 15% of its revenue from its top three customers for each of the six months ended June 30, 2017 and 2016, respectively.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Hao Yun
•	Popeye’s Bonus Voyage	•	Jumbo Fish Stacks
•	Popeye’s Seven Seas	•	Jungle Book
•	Olive Oyl’s Jumbo Stacks	•	Just Jackpots
•	Flash Gordon	•	Lightning Lotto
•	Garfield	•	Penny Palooza
•	Around the World in 80 Days	•	Si Shou
•	Beauty and the Beast	•	Slotto
•	Candy Cash	•	Snow White
•	Cash Flow	•	Swamp Fever
•	Cinderella	•	Swamp Frenzy
•	Duck Dynamite	•	Vampires Fortune
•	Fins N Wins	•	Year of the Horse
•	Golden Egg	•	Ye Xian
•	Goyaate

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

Our slot machines are placed in to the market using a daily lease model or a revenue sharing model. We have 198 slot machines out on lease or revenue share in 40 different casinos and cruise ships. As of August 11, 2017, we have sold or leased 62 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in 14 state jurisdictions.

We have generated operating revenues and cash from operations, but we have a history of losses since our inception. We incurred a net loss of $77,390 in the six months ended June 30, 2017.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2017 were $572,000 compared to $708,000 for the comparable prior year period, a decrease of $136,000. This decrease was attributable to the sales of slot machines, which decreased by $93,000 to $33,000 for the three months ended June 30, 2017 as compared to $126,000 for the three months ended June 30, 2016. Lease and license fees decreased by a net of $42,000 to $539,000 for the three months ended June 30, 2017 as compared to $582,000 for the three months ended June 30, 2016. Although the leased slot machine base was higher as of June 30, 2017 than that as of June 30, 2016, the decrease in lease revenues was due to the lower leased slot machine base in April and May of 2017 versus April and May of 2016.

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

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2017 was $9,000 for 6 slot machines as compared to $33,000 for the three months ended June 30, 2016 for 16 slot machines.

Operating Expenses

Operating expenses decreased $11,000 to $117,000 for the three months ended June 30, 2017, from $128,000 for the three months ended June 30, 2016. This decrease was the result of the reversal of license fees accrued in 2016 which were reduced by agreement with the licensor, offset by the increase in materials, placement, conversion and absorption costs from the increase in the install base recognized during the quarter.

Research and Development Expenses

Research and development expenses decreased by $13,000 to $89,000 for the three months ended June 30, 2017, from $102,000 for the three months ended June 30, 2016. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This decrease is attributable to the payroll and benefit costs associated with the elimination of the director of technology position in 2016 and lower royalty expense from the decrease in installed licensed themes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $18,000 to $500,000 for the three months ended June 30, 2017, from $482,000 for the three months ended June 30, 2016. This increase is primarily due to the payroll and related commission and travel expenses associated with the addition of a southeast regional sales person in March of 2017.

Depreciation and Amortization

Depreciation and amortization decreased by $48,000 to $30,000 for the three months ended June 30, 2017 from $78,000 for the three months ended June 30, 2016. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated and/or sold during the first half of 2017 and in 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

The Company’s revenues for the six months ended June 30, 2017 were $1,357,000 compared to $1,382,000 for the comparable prior year period, a decrease of $25,000. The decrease in revenues was due to the lower installed slot machine base during the first five months of 2017 versus the same time frame in 2016. As explained above, pressure on casinos to reduce lease expense and cut costs, consolidations and mergers in the industry creating mega-corporations that undercut pricing to gain market share and eliminate competition, and casinos increasing hold percentages that reduce win percentages on which revenue-share fees are based were several of the reasons for the reduction in the revenue and the recurring revenue base. In addition, while the for-sale market of our slot machines is successfully generating revenue and cash flow, it is also reducing the recurring revenue install base. The for-sale market reduced recurring revenue machines by 14 in 2017 and an additional 18 in the first half of 2016.

Cost of Products Sold

For the six months ended June 30, 2017, cost of products sold decreased $70,000 to $17,000 from $87,000 for the six months ended June 30, 2016. This decrease was due to fewer machines sold in 2017 versus 2016 and the lower net cost of the slot machines sold.

Operating Expenses

Operating expenses decreased $19,000 to $237,000 for the six months ended June 30, 2017, from $256,000 for the six months ended June 30, 2016. This decrease was the result of the reversal of license fees accrued in 2016 which were reduced by agreement with the licensor, offset by higher costs directly associated with the slot machine activity during the year, i.e. materials, conversions, installation, and service relating to installations and removals.

Research and Development Expenses

Research and development expenses decreased by $40,000 to $180,000 for the six months ended June 30, 2017, from $220,000 for the six months ended June 30, 2016. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is primarily attributable to the reduction in the number of programmers on staff during the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $120,000 to $930,000 for the six months ended June 30, 2017, from $1,050,000 for the six months ended June 30, 2016. This decrease was primarily due to the additional professional fees that were incurred in 2016 associated with the annual SEC audit requirements as a result of the change in the principal accountant that occurred in 2015 as well as a decrease in lab fees associated with new product testing. These decreases were offset in part by the increase in payroll and related commission and travel expenses associated with the addition of a regional sales person in March of 2017.

Depreciation and Amortization

Depreciation and amortization decreased $97,000 from $168,000 for the six months ended June 30, 2016 to $71,000 for the six months ended June 30, 2017. This decrease was from assets built and placed in gaming venues in prior years that were sold or are now fully depreciated.

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

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by (used in) operating activities	$3,744	$(81,059)	$84,803
Net cash used in investing activities	(1,832)	(26,452)	24,620
Net cash provided by financing activities	—	—	—
Net increase (decrease) in cash	1,912	(107,511)	$109,423
Cash, beginning of year	252,306	357,477
Cash, end of period	$254,218	$249,966

For the six months ended June 30, 2017, cash provided by operating activities recognized a positive swing of $85,000 to $4,000 as compared to $81,000 of cash used operations for the six months ended June 30, 2016. The increase in cash from operating activities was due to the timing of receipts from customers and payments to creditors, suppliers and vendors offset by the decrease in the net loss for the year.

Net cash used in investing activities decreased by $24,000, from $26,000 used in investing activities for the six months ended June 30, 2016 to $2,000 for the six months ended June 30, 2017. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This decrease in cash used was due to the reduction in slot machine and equipment purchases and investments in brand licenses.

Net cash provided by financing activities was $-0- for the six months ended June 30, 2017 and 2016.

Operations and Liquidity Management

For the six months ended June 30, 2017, we incurred a net loss of $77,390, however we generated $3,744 in cash from operating activities. At June 30, 2017, our cash balance was $254,218. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are between approximately $250,000 to $280,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2017:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$381,366	$100,569	$208,743	$72,054	$—
Royalty fee obligation (2)	40,251	15,251	25,000	—	—
Total	$421,617	$115,820	$233,743	$72,054	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of June 30, 2017, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Historically, the Company has had net operating losses and negative cash flows from operations however it has a significantly lower net loss in the current six month period ending June 30, 2017 than the six month period ending June 30, 2016, realized positive cash flows from operations for the period ending June 30, 2017, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and card clubs. Based on our current financial condition, cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2017, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 11, 2017	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

