Form 10-Q
period 2017-09-30
Lightning Gaming, Inc.
filed 2017-11-14
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,654,383 shares of (voting) Common Stock as of November 14, 2017; 33,300,000 shares of Nonvoting Common Stock as of November 14, 2017; and -0- shares of Series A Nonvoting Capital Stock as of November 14, 2017

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016;
3	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2016;
4	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current Assets
Cash	$366,071	$252,306
Accounts Receivable, net	388,046	452,190
Inventory	102,100	127,753
Prepaid Expenses	156,648	95,581
Total Current Assets	1,012,865	927,830

Property and Equipment, net	98,005	148,467

Other Assets	8,193	8,193
License Fees, net of accumulated amortization	11,657	37,907

Total Assets	$1,130,720	$1,122,397

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$162,331	$194,939
Accrued Expenses	69,554	134,007
Notes Payable – Related Party	125,000	—
Interest Payable – Related Party	329	—
Total Current Liabilities	357,214	328,946

Long-Term Liabilities	45,685	51,543

Commitments (Note 6)

Stockholders' Equity
Preferred Stock: $0.001 par value; authorized 10,000,000 shares; Series A Nonvoting Capital Stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common Stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,688,474 shares outstanding	4,917	4,917

Nonvoting Common Stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 shares issued and outstanding	33,300	33,300

Additional Paid in Capital	30,373,900	30,348,856
Accumulated Deficit	(29,665,485)	(29,626,354)
Treasury Stock, 227,811 shares, at cost	(18,811)	(18,811)
Total Stockholders’ Equity	727,821	741,908

Total Liabilities and Stockholders’ Equity	$1,130,720	$1,122,397

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2017 and 2016

	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$532,378	$632,761
Sales of gaming products and parts	307,065	60,020
Total revenues	839,443	692,781

Costs and operating expenses
Cost of products sold	17,963	12,835
Operating expenses	108,672	126,689
Research and development	96,203	94,625
Selling, general and administrative expenses	556,171	501,839
Depreciation and amortization	21,846	69,536
Total costs and operating expenses	800,855	805,524

Operating income (loss)	$38,588	$(112,743)

Non-operating expense
Interest expense	(329)	—
Net income (loss)	38,259	(112,743)
Net income (loss) per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$0.00	$(0.00)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding-basic and diluted	4,688,474	4,688,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2017 and 2016

	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$1,656,284	$1,887,407
Sales of gaming products and parts	540,181	186,958
Total revenues	2,196,465	2,074,365

Costs and operating expenses
Cost of products sold	34,743	100,451
Operating expenses	346,083	382,270
Research and development	275,807	314,583
Selling, general and administrative expenses	1,485,926	1,551,619
Depreciation and amortization	92,708	237,485
Total costs and operating expenses	2,235,267	2,586,408

Operating loss	(38,802)	(512,043)

Non-operating expense
Interest expense	(329)	—
Net loss	$(39,131)	$(512,043)
Net loss per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$(0.00)	$(0.01)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding-basic and diluted	4,688,474	4,688,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017 and 2016

	September 30, 2017	September 30, 2016
	(unaudited)	(unaudited)

Net Cash Used in Operating Activities	$(2,748)	$(99,212)

Cash Flows From Investing Activities
Purchase of equipment	(27,237)	(67,017)
Proceeds from sale of equipment	—	18
Decrease in license fees	18,750	19,525

Net Cash Used in Investing Activities	(8,487)	(47,474)

Cash Flows From Financing Activities
Proceeds from notes payable	125,000	—

Net Cash Provided by Financing Activities	125,000	—

Net Increase (Decrease) in Cash	113,765	(146,686)

Cash - Beginning of period	252,306	357,477

Cash - End of period	$366,071	$210,791

Supplemental Disclosure of Non-Cash Financing Activities:
Inventory transferred to equipment	$18,304	$—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2017

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Hao Yun
•	Popeye’s Bonus Voyage	•	Hua Mulan
•	Popeye’s Seven Seas	•	Jumbo Fish Stacks
•	Olive Oyl’s Jumbo Stacks	•	Jungle Book
•	Flash Gordon	•	Just Jackpots
•	Garfield	•	Lightning Lotto
•	Around the World in 80 Days	•	Penny Palooza
•	Beauty and the Beast	•	Si Shou
•	Candy Cash	•	Si Xiang
•	Cash Flow	•	Slotto
•	Cinderella	•	Snow White
•	Duck Dynamite	•	Swamp Fever
•	Fins N Wins	•	Swamp Frenzy
•	Golden Egg	•	Vampires Fortune
•	Goyaate	•	Year of the Horse
•	Great Balls of Fire	•	Ye Xian

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

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2016 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Historically, the Company has had net operating losses and negative cash flows from operations however it has a significantly lower net loss in the current nine month period ending September 30, 2017 than the nine month period ending September 30, 2016, realized a significant decrease in cash flows used in operations for the period ending September 30, 2017 versus September 30, 2016, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and card clubs. Based on our current financial condition, cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There were no material changes during the most recent fiscal quarter in the Company’s significant accounting policies described in the Form 10-K.

The allowance for doubtful accounts at September 30, 2017 and December 31, 2016 was $54,121 and $12,331, respectively.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has determined that this guidance will have a minimal impact on our financial statements as lease contracts, which constitute approximately 75% of our revenue, do not fall within the scope of this standard. The Company is finalizing its review and assessment of the impact that this guidance will have on our financial statements for the remaining part of our business, making enhancements to the risk assessment process to take into account risks associated with the new standard, and modifying the controls to address this risk. In addition, the Company will apply the modified retrospective application transition method on the adoption date of this standard for any contracts that are not complete as of January 1, 2018.

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

The amendments in this update are effective for fiscal and interim periods beginning after December 15, 2018. The Company is gathering the information and performing the analyses required before the standard’s effective date to determine the impact this guidance will have on our financial statements.

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

Note 2.  Inventory

Inventory consists of the following:

	September 30, 2017	December 31, 2016
Finished products	$15,405	$19,989
Raw materials and work in process	86,695	107,764
Inventory	$102,100	$127,753

Note 3.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2017	December 31, 2016
Equipment, principally gaming equipment under lease	$3,780,237	$3,956,072
Delivery truck	28,140	28,140
Furniture and fixtures	97,234	92,237
Leasehold improvements	91,794	91,794
Property and equipment	3,997,405	4,168,243
Less accumulated depreciation	(3,899,400)	(4,019,776)
Property and equipment, net	$98,005	$148,467

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.  License Fees

License fees consist of the following:

	September 30, 2017	December 31, 2016
Purchased licenses	$344,479	$363,229
Less accumulated amortization	(332,822)	(325,322)
License fees, net	$11,657	$37,907

Purchased licenses are amortized over 3 years.

Note 5.  Notes Payable – Related Party

Notes payable consist of the following:

	September 30, 2017	December 31, 2016

The Co-Investment Fund II, L.P. (“CI II”)	$100,000	$—
Brian Haveson (“BH”)	25,000	—
	125,000	—

In September 2017, the Company entered into a Loan Agreement (“Loan”) with The Co-Investment Fund II, L.P. (“CI II”) and Brian Haveson (“BH”), collectively the lenders, for the principal amount of $125,000 for working capital purposes. The Loan is secured by a Security Agreement among the Company and its subsidiaries in which substantially all of the Company’s assets are pledged as collateral. The Loan is evidenced by promissory notes that are due on March 1, 2018, together with interest at the rate of 8% per annum and may be prepaid at any time with written consent of the lender(s).

See Note 9, Related Party Transactions, for more information on notes payable transactions.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for each of the three months ended September 30, 2017 and 2016 was $35,930 and $37,386, respectively. Rental expense under this lease for each of the nine months ended September 30, 2017 and 2016 was $104,906 and $117,095, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2017	$25,245
2018	101,821
2019	104,366
2020	106,975
2021	18,124
$356,531

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

In July 2016, the Company entered into a license agreement with Ainsworth Game Technology Ltd. for the intellectual property rights to use certain game technology in slot machines titled as Flash Gordon, Ye Xian and Cash Flow. The term of the agreement runs from July 1, 2016 to May 30, 2018 with royalties based on a percentage of revenues earned on the slot machines running the aforementioned titles, payable on a quarterly basis with the first royalty payment due and paid for October 31, 2016.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

At September 30, 2017, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$125,000
Advances made	(87,988)
Potential future payments	$37,012

As of September 30, 2017, the Company estimates that potential future royalty payments will be as follows:

Year ending December 31,	Minimum Commitments
2017	$12,012
2018	25,000
Potential future payments	$37,012

Note 7. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at September 30, 2017, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

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

Stock Option Plans (Continued)

the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option transactions in 2017 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	885,000	$1.80
Options granted	—	—
Options exercised	—	—
Options cancelled	(510,000)	2.53
Options outstanding at September 30, 2017	375,000	$0.81
Options available for grant under the 2007 Plan at September 30, 2017	2,125,000

There were no options granted during the nine months ended September 30, 2017 under the 2007 Plan.

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

A summary of option transactions in 2017 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	—	$—
Options granted	4,015,000	.28
Options exercised	—	—
Options cancelled	(75,000)	.28
Options outstanding at September 30, 2017	3,940,000	$.28
Options available for grant under the 2016 Plan at September 30, 2017	1,760,000

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended September 30, 2017 and 2016 was $11,097 and $-0-, respectively. Compensation expense related to these stock options for the nine months ended September 30, 2017 and 2016 was $25,043 and $-0-, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

The following table summarizes information with respect to stock options outstanding at September 30, 2017:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	375,000	1.6	$0.81	-	375,000	1.6	$0.81	-
2016 Plan	3,940,000	9.4	$0.28	-	-	-	-	-

The following table summarizes information with respect to stock options outstanding at December 31, 2016:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	885,000	1.3	$1.80	-	885,000	1.3	$1.80	-
2016 Plan	-	-	-	-	-	-	-	-

As of September 30, 2017, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of September 30, 2017, there was approximately $190,349 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 4.4 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

Note 8.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of September 30, 2017, the Company has available, for federal and state income tax purposes, carryforwards of approximately $13,609,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 9.  Related Party Transactions

In September 2017, the Company borrowed $100,000 from The Co-Investment Fund II, L.P. (“CI II”) and $25,000 from its CEO/CFO and Director, Brian Haveson (“BH”). The notes are due on March 1, 2018 and include interest at the rate of 8% per annum, payable on a monthly basis. The proceeds of the loans were used for working capital purposes.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Related Party Transactions (Continued)

As of September 30, 2017, CI II owns 3.86% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners.

During the three months ended September 30, 2017 and 2016, respectively, interest expense on the notes from CI II and BH amounted to $329 and $-0-. Interest on the loans from CI II and BH was $329 and $-0- for the nine months ended September 30, 2017 and 2016, respectively. The Company is making monthly interest payments on the loans, the first payment of which occurred in October 2017.

Note 10. Concentration of Risk – Major Customers

The Company generated approximately 20% of its revenue from its top three customers for the nine months ended September 30, 2017 and 16% of its revenue from its top three customers for the nine months ended September 30, 2016.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Hao Yun
•	Popeye’s Bonus Voyage	•	Hua Mulan
•	Popeye’s Seven Seas	•	Jumbo Fish Stacks
•	Olive Oyl’s Jumbo Stacks	•	Jungle Book
•	Flash Gordon	•	Just Jackpots
•	Garfield	•	Lightning Lotto
•	Around the World in 80 Days	•	Penny Palooza
•	Beauty and the Beast	•	Si Shou
•	Candy Cash	•	Si Xiang
•	Cash Flow	•	Slotto
•	Cinderella	•	Snow White
•	Duck Dynamite	•	Swamp Fever
•	Fins N Wins	•	Swamp Frenzy
•	Golden Egg	•	Vampires Fortune
•	Goyaate	•	Year of the Horse
•	Great Balls of Fire	•	Ye Xian

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 193 slot machines out on lease or revenue share in 39 different casinos and cruise ships. As of November 14, 2017, we have sold or leased 62 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in 14 state jurisdictions.

We incurred a net loss of $39,131 in the nine months ended September 30, 2017.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2017 were $839,000 compared to $693,000 for the comparable prior year period, an increase of $146,000. This increase was attributable to the sales of slot machines, which increased by $247,000 to $307,000 for the three months ended September 30, 2017 as compared to $60,000 for the three months ended September 30, 2016. Lease and license fees decreased by a net of $101,000 to $532,000 for the three months ended September 30, 2017 as compared to $633,000 for the three months ended September 30, 2016. The leased slot machine base was lower as of September 30, 2017 than that as of September 30, 2016, the decrease partially attributable to 10 games that were sold that were previously on recurring leases.

An aggressive for-sale market of our slot machines was implemented and is successfully generating revenues and cash flow. Sales of slot machines that were on lease reduced the recurring revenue leased install base by 30 machines in 2016 and an additional 29 in the first nine months of 2017.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2017 was $18,000 for 28 slot machines as compared to $13,000 for the three months ended September 30, 2016 for 6 slot machines.

Operating Expenses

Operating expenses decreased $18,000 to $109,000 for the three months ended September 30, 2017, from $127,000 for the three months ended September 30, 2016. This decrease was the result of the lower royalty and license fees due to the reduction in revenue recognized from licensed themes versus proprietary themes.

Research and Development Expenses

Research and development expenses increased by $1,000 to $96,000 for the three months ended September 30, 2017, from $95,000 for the three months ended September 30, 2016. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to design costs for the development of new slot machine themes and cabinet design.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $54,000 to $556,000 for the three months ended September 30, 2017, from $502,000 for the three months ended September 30, 2016. This increase is due to several factors: 1) the payroll and related commission and travel expenses associated with the addition of a southeast regional sales person in March of 2017; 2) the increase in lab fees associated with the testing of new game themes; and 3) the increase in allowance for estimated uncollectible accounts. These increases were offset by the decrease in and timing of the costs associated with the annual trade show, which occurred in October of 2017 and will be recognized in the fourth quarter versus third quarter of 2016.

Depreciation and Amortization

Depreciation and amortization decreased by $48,000 to $22,000 for the three months ended September 30, 2017 from $70,000 for the three months ended September 30, 2016. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated and/or sold during 2017 and in 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

The Company’s revenues for the nine months ended September 30, 2017 were $2,196,000 compared to $2,074,000 for the comparable prior year period, an increase of $122,000. The increase in revenues was attributable to the sales of slot machines during the period, an increase of $353,000. While the for-sale market of our slot machines is successfully generating revenue and cash flow, it is also reducing the recurring revenue install base. As explained above, the for-sale market reduced recurring revenue machines that were previously on lease by 30 in 2016 and an additional 29 in 2017. Lease and license fee revenue decreased by $231,000 for the nine months ended September 30, 2017, to $1,656,000 from $1,887,000 for the nine months ended September 30, 2016.

Cost of Products Sold

For the nine months ended September 30, 2017, cost of products sold decreased $65,000 to $35,000 from $100,000 for the nine months ended September 30, 2016. This decrease was due to fewer machines sold in 2017 versus 2016 and the lower net cost of the slot machines sold.

Operating Expenses

Operating expenses decreased $36,000 to $346,000 for the nine months ended September 30, 2017, from $382,000 for the nine months ended September 30, 2016. This decrease was the result of the reversal of license fees accrued in 2016 which were reduced by agreement with the licensor as well as lower royalty and license fees due to the reduction in revenue recognized from licensed themes versus proprietary themes partially offset by higher costs directly associated with the slot machine activity during the year, i.e. materials, conversions, installation, and service relating to installations and removals.

Research and Development Expenses

Research and development expenses decreased by $39,000 to $276,000 for the nine months ended September 30, 2017, from $315,000 for the nine months ended September 30, 2016. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is primarily attributable to the reduction in the number of programmers on staff during the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $66,000 to $1,486,000 for the nine months ended September 30, 2017, from $1,552,000 for the nine months ended September 30, 2016. This decrease was due to the additional professional fees that were incurred in 2016 associated with the annual SEC audit requirements as a result of the change in the principal accountant that occurred in 2015, a decrease in lab fees associated with new product testing as well as lower payroll expenses associated with a personnel change in the compliance department that occurred in in September 2016. These decreases were offset in part by the increase in payroll and related commission and travel expenses associated with the addition of a regional sales person in March of 2017 and the increase in allowance for estimated uncollectible accounts.

Depreciation and Amortization

Depreciation and amortization decreased $144,000 from $237,000 for the nine months ended September 30, 2016 to $93,000 for the nine months ended September 30, 2017. This decrease was from assets built and placed in gaming venues in prior years that were sold or are now fully depreciated.

Liquidity and Capital Resources

Prior to 2015, we had historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans.

From 2015 to 2017, we were able to fund these costs with the proceeds from the sales of our gaming products. Although we recognized a significant reduction in our net losses in 2017, we obtained short term loans from related parties in September 2017 to fund working capital. The sources and uses of our cash flows are described in more detail in the discussion below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2017	2016	Change
Net cash used in operating activities	$(2,748)	$(99,212)	$96,464
Net cash used in investing activities	(8,487)	(47,474)	38,987
Net cash provided by financing activities	125,000	—	125,000
Net increase (decrease) in cash	113,765	(146,686)	$260,451
Cash, beginning of year	252,306	357,477
Cash, end of period	$366,071	$210,791

For the nine months ended September 30, 2017, cash used in operating activities decreased $96,000 to $3,000 as compared to $99,000 for the nine months ended September 30, 2016. The reduction in cash used in operating activities was due to the timing of receipts from customers and payments to creditors, suppliers and vendors offset by the decrease in the net loss for the year.

Net cash used in investing activities decreased by $39,000, from $47,000 used in investing activities for the nine months ended September 30, 2016 to $8,000 for the nine months ended September 30, 2017. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This decrease in cash used was due to the reduction in slot machine and equipment purchases.

Net cash provided by financing activities was $125,000 for the nine months ended September 30, 2017, the result of loans taken by the Company for working capital purposes. There were no financing activities incurred in 2016.

Operations and Liquidity Management

For the nine months ended September 30, 2017, we incurred a net loss of $39,000, a reduction in the net loss of $473,000 from the $512,000 net loss incurred for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, cash used in operations and investments was $11,000 versus $147,000 used for the nine months ended September 30, 2016, an improvement of $136,000. Although we have made marked improvements in performance with sales of our slot machines with our latest theme offerings, we obtained short-term loans from related parties in September 2017 to fund working capital. In addition, we are exploring the use of a new slot machine cabinet design and continue to develop new proprietary and licensed game themes. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs as well as the development of new slot machine themes and new cabinets.

At September 30, 2017, our cash balance was $366,000 and our current gross cash requirements are between approximately $250,000 to $290,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2017:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$356,531	$101,189	$210,032	$45,310	$—
Royalty fee obligation (2)	37,012	12,012	25,000	—	—
Total	$393,543	$113,201	$235,032	$45,310	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of September 30, 2017, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Historically, the Company has had net operating losses and negative cash flows from operations however it has a significantly lower net loss in the current nine month period ending September 30, 2017 than the nine month period ending September 30, 2016, realized marked reductions in cash flows used in operations for the period ending September 30, 2017, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and card clubs. Based on our current financial condition, cash flow projections, product development and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2017, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during our quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2017	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

