Form 10-K
period 2017-12-31
Lightning Gaming, Inc.
filed 2018-03-28
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public market for the registrant's stock. As of March 28, 2018, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s (voting) Common Stock, par value $0.001 per share, outstanding as of March 28, 2018 was 4,654,383. The number of shares of the registrant’s Nonvoting Common Stock, par value $0.001 per share, outstanding as of March 28, 2018 was 33,300,000. The number of shares of the registrant’s Preferred Stock, par value $0.001 per share, outstanding as of March 28, 2018 was -0-.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosures	18

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	28
2	Consolidated Balance Sheets as of December 31, 2017 and 2016;	29
3	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016;	30
4	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016;	31
5	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016;	32
6	Notes to Consolidated Financial Statements	33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	48
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	48
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions, and Director Independence	53
Item 14.	Principal Accountant Fees and Services	54
Item 15.	Exhibits and Financial Statement Schedules	54
Item 16.	Form 10-K Summary	54

PART I

Item 1.	Business.

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

Products

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. Our games combine advanced graphics and digital music to create an engaging player experience. The current slot machine products are:

•	Popeye	•	Jumbo Fish Stacks
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Jungle Jackpots
•	Olive Oyl’s Jumbo Stacks	•	Just Jackpots
•	Flash Gordon	•	Lightning Lotto
•	Garfield	•	Penny Palooza
•	Around the World in 80 Days	•	Si Shou
•	Beauty and the Beast	•	Si Xiang
•	Candy Cash	•	Slotto
•	Cash Flow	•	Snow White
•	Cinderella	•	Swamp Fever
•	Duck Dynamite	•	Swamp Frenzy
•	Fins N Wins	•	Vampires Fortune
•	Golden Egg	•	Year of the Horse
•	Goyaate	•	Ye Xian
•	Great Balls of Fire	•	Zhang Jiao
•	Hao Yun	•	Zuo Ci
•	Hua Mulan

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos than the machines offered by our competitors. Our games are based on licensed, well-recognized brands, cartoon characters and proprietary, non-branded themes.

When we expanded our products to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines. We currently have 198 video slot machines placed in 40 casinos in 58 jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency.

To date, we have secured 58 regulatory gaming licenses, including 37 from Native American tribes. We offer our video slot machine products in 14 state jurisdictions. We expect to be licensed in several additional jurisdictions during 2018 and over the next several years.

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

In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cash station. The newer version allows for cash management at the table. Since inception through March 28, 2018, we have sold or leased 62 newer version Poker Tables, as described above, to domestic and international casinos, card rooms, and cruise ships. We ceased production of the Poker Table in 2010 and have been able to utilize the tables in stock to fulfill sales and lease orders.

Distribution

All sales are handled through the Company’s seasoned and experienced in-house sales team who are located in those areas in which we are strategically seeking market share. The Company believes it is very important for its sales people to have regular contact with the casino decision makers. As our footprint in the market expands, additions to sales staff will be necessary to maximize customer interaction.

Revenue Models

We have three different revenue models for the products that we offer to our customers:

●	Lease model
●	Sale model
●	Revenue sharing model

The majority of our customers utilize a lease program whereby we receive a fixed daily rate per slot machine. Typical lease agreements involve a month-to-month term and are cancellable upon thirty days written notice.

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

Manufacture of Products

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

There are many companies in the world that manufacture slot machines for legalized gaming markets. Of these companies, we believe that Aristocrat, International Gaming Technology PLC (“IGT”), Konami Co. Ltd., Evri Holdings, Inc., Aruze Gaming, Novomatic Group of Companies, AGS L.L.C. and Scientific Games Corporation have a majority of this worldwide market.

Our competitors vary in size from small companies with limited resources to large multi-national corporations with greater financial, marketing and product development resources than we have. The larger competitors have an advantage in being able to spend greater amounts to develop new technologies, games, and products, however we have the advantage of being able to react to market conditions more rapidly and bring new games to market much quicker than our larger competitors.

Intellectual Property

Our trademark for “Lightning Poker” is registered with the U.S. Patent and Trademark Office. We have registered the www.LightningPoker.net and www.LTGaming.com Internet domain names.

From time to time we use a number of licensed trademarks and we routinely enter into license agreements for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances. The trademarks, logos, trade names, and product names used herein, other than ours, are the property of their respective owners. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

We currently have an exclusive license agreement with Hearst Holdings, Inc. for the worldwide use of Popeye (except in the United Kingdom and Japan).

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 12 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 28, 2018, we have a total of 58 regulatory gaming licenses for our products, including regulatory gaming licenses in Native American jurisdictions, and we are preparing to file applications for several additional licenses in North America.

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

The failure to comply with any requirements imposed by state regulators or required by state law could prevent us from selling our products in such state, subject us to criminal and civil penalties, substantial fines, and adversely affect our business.

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

Research and Development

We currently conduct research and development activities primarily to develop new gaming platforms and content and to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products to the marketplace is based on our research and development investments and we expect to continue to make such investments in the future. These research and development costs consist primarily of salaries and benefits and consulting fees.

Our research and development expenses were $367,348 and $404,304 during the fiscal years ended December 31, 2017 and 2016, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2017 and 2016, there was no revenue from customers outside the United States. For the years 2017 and 2016, three and two casino customers accounted for 18% and 11%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 12% and 10% of our 2017 and 2016 revenues, respectively. As of December 31, 2017 and 2016, we had no long-lived assets outside the United States. As of December 31, 2017 and 2016, four casino customers accounted for 43% and 54%, respectively, of our net accounts receivable.

Employees

As of March 28, 2018, we had 11 full-time and 1 part-time employees as well as one consultant that provides engineering and game design services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We are a company that has generated operating revenue lower than operating costs since inception and are in the relatively early stages of switching our business focus from the manufacture of Poker Tables to slot machines. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns. We are in the process of developing and testing new game software and new slot machines which may not appeal to customers.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We have accumulated losses of $29,854,310 through the year ended December 31, 2017. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy.

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

Our success is dependent on our ability to develop and sell our products that are attractive not only to our customers, but also to their customers, the end players. If our slot machines do not appeal to customers, or do not meet or sustain revenue and profitability expectations, our slot machines may be replaced by our competitors’ machines. Additionally, we may be unable to enhance existing slot machines in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve acceptance in new or existing markets. Therefore, our future success depends upon our ability to design and market technologically sophisticated products that meet our customers’ needs regarding, among other things, ease of use and adaptability, and are unique and entertaining such that they achieve high levels of player appeal and sustainability. If we fail to keep pace with our competitors, our business could be adversely affected and a decrease in demand for our products could also result in inventory obsolescence charges.

The demands of our customers and the preferences of the end players are continually changing. As a result, there is constant pressure to develop and market new game content and technologically innovative products. As our revenues are heavily dependent on the earning power and life span of our games, we face increased pressure to design and deploy new and successful game themes to maintain our revenue stream and remain competitive. Our ability to develop new and innovative products could be adversely affected by:

●	the failure of our new gaming products to become popular with end players;
●	a decision by our customers in particular or the gaming industry in general to decline to purchase our new slot machines or to cancel or return previous orders in anticipation of newer technologies;
●	an inability to roll out new games on schedule as a result of delays in regulatory approval in the applicable jurisdictions, or otherwise; and
●	an increase in the popularity of competitors' games.

If we cannot adapt our manufacturing to meet the needs of our product innovations, or if we are unable to increase our production capacity in a timely manner, our business could be negatively impacted.

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

There are a number of companies that offer, manufacture and distribute slot machines. Most of these companies have greater financial resources than we have.

The primary challenges to entering a market are the need to establish relationships with the owners and operators of casinos, the requirements for regulatory approvals, and the development of the necessary technology for our products. Our competitors include manufacturers of gaming devices that have already established such relationships and that have received some, if not all, of the regulatory approvals needed to market and sell slot machines in our target markets, and we anticipate that the number of such competitors will increase in the future. Most of our competitors have greater financial resources than we have. Therefore, we anticipate that the challenges to enter into our markets would not pose a significant obstacle for such manufacturers if they sought to compete with us.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate. There are many companies that could introduce directly competitive products in the short term that also have established relationships, and have the potential to develop technology quickly with greater resources than we have.

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

Adverse general economic conditions that affect the gaming industry or a reduction in demand for gaming in any of our significant markets may adversely affect our results of operations.

Our business operations are affected by national and local economic conditions. The current level of activity in the general economy, or in a region constituting a significant source of our customers, or a reduction in demand for gaming, may harm the health of casino operators and our other customers and result in fewer customers leasing or purchasing our products, which would adversely affect our results.

Our growth and ability to access capital markets are subject to a number of economic risks.

Financial markets in the United States continue to be cautious. It is possible that unfavorable financial market conditions will continue for a long time or that there will be an even further deterioration in financial markets and confidence in major economies.

These financial market conditions affect our business in a number of ways. The diminished availability of credit in financial markets adversely affects the ability of our customers to obtain financing for purchases and operations and could result in a decrease in or cancellation of orders for our products. Financial market conditions could also affect our ability to raise funds in the capital and bank lending markets.

Risks that impact our customers may impact us.

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities, or if our customers are unable to devote resources to purchasing and leasing our products, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

•	adverse economic conditions in gaming markets including recession, economic slowdown, higher airfares and higher energy and gasoline prices;
•	global geopolitical events such as terrorist attacks, other acts of war or hostility, and popular uprisings and violence such as those that have been occurring in the Middle East; and
•	natural disasters such as major fires, floods, hurricanes, tornadoes, earthquakes, snow storms and tsunamis and their aftermath.

Political, legal and other risks associated with sales in Native American jurisdictions could adversely affect our operating results.

Agreements with casinos in Native American jurisdictions may subject us to sovereign immunity risks and could subject us to additional compliance costs.

We compete in a single industry and our business may suffer if our products become obsolete or demand for them decreases, including downturns in the gaming industry.

We derive substantially all of our revenues from leasing and selling slot machines for the gaming industry. If the gaming industry suffers a significant downturn, our business may materially suffer if our products become obsolete or if use of our products decreases. Our licensing agreements with our customers are typically month-to-month and provide for termination upon 30 days' prior notice by either party. Accordingly, consistent demand for and satisfaction with our products by our customers is critical to our financial condition and future success. Problems, defects or dissatisfaction with our products could cause us to lose customers or revenues from leases with minimal notice. Additionally, our success depends on our ability to keep pace with technological advances in our industry and to adapt and improve our products in response to evolving customer needs and industry trends. If demand for our products weakens due to lack of market acceptance, technological change, competition, regulatory changes, or other factors, it could have a material adverse effect on our business, results of operations and financial condition.

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

Although we do not believe it is likely, it is possible that an individual could breach the security of a casino and fraudulently manipulate its operations. Any such fraudulent manipulation, defects or malfunctions, or any such problems with our slot machines, could result in financial losses for our customers and, in turn, termination of leases, cancellation of orders, product returns and diversion of our resources. Even if our customers do not suffer financial losses, casinos may replace our machines if they do not perform according to expectations. Any of these occurrences could also result in the loss of, or delay in, market acceptance of our products and loss of licenses, leases and sales.

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

Most of our revenue is derived from leasing our products to customers under operating leases. Our ability to lease our products to customers on a large scale will require us to obtain additional financing necessary for the manufacture of our products. Our inability to obtain financing on terms that would allow us to license our products profitably would hamper our ability to distribute the products on a large scale and may therefore, delay our ability to obtain significant market presence as well as market acceptance of our products.

In addition, if our revenues are not sufficient, or if we incur more than anticipated expenses, we may need to seek additional equity or debt financing. It is uncertain whether we could obtain such financing. Even if such financing is available, it may not be on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we need, but are unable to obtain, additional financing we may be unable to develop our products, meet customer demand for our products, withstand adverse operating results, or otherwise accomplish our business objectives. More importantly, if we are unable to obtain further financing when needed, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

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

Our products utilize trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain, retain or expand licenses for popular intellectual properties in a competitive market. If we cannot renew or expand existing licenses, we may be required to discontinue or limit our use of the products that bear the licensed marks.

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

Our success depends on our customers licensing or buying our products to expand their existing operations, replace existing gaming products or equip a new casino. Any slowdown in the replacement cycle may negatively impact our operations. Additionally, to the extent existing or potential customers choose to allocate capital to expenditures other than gaming products, such as real estate acquisitions, hotel furnishings, restaurants and other improvements, or generally to reduce expenditures, particularly in response to current conditions in the gaming industry, we may suffer a material adverse effect on our business, results of operations and financial condition.

Certain market risks may affect our business, results of operations and prospects.

In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, fluctuating commodities markets, higher labor costs, increased fuel prices and collectability of receivables. Further, some of our customers may experience financial difficulties, possibly as a result of conditions in the gaming industry, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. We may incur material losses in these areas in the future.

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

We currently obtain slot machine cabinets from third party manufacturers. If those manufacturers are unable to meet our requirements, we would be significantly hampered in serving our customers and may miss revenue-generating opportunities. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. In addition, manufacturing costs may increase significantly and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either situation could have an adverse impact on our business, results of operations and financial condition.

Attitudes and public policies regarding gaming might change, to our detriment.

Gaming has historically experienced backlash from various constituencies and communities. Public tastes are unpredictable and subject to change, and they may be affected by changes in the country’s economic, political and social climate. A change in public tastes or a backlash among certain constituencies or in certain communities could result in reduced popularity of gaming in general, or increased regulation of the gaming industry, either of which could significantly reduce demand.

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

Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products and the mix of lease versus sales revenue. As a result, our operating results could be volatile, particularly on a quarterly basis.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease office and warehouse space of 11,566 square feet located at 23 Creek Circle, Boothwyn, PA 19061 at a current average rental of $90,979 per year. The lease was renewed in 2014 and expires in February 2021. This is the location of our principal offices and substantially all of our operations. The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

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

Holders of record. On March 28, 2018, there were approximately 75 shareholders of record of our common stock and one shareholder of record of our Nonvoting Common Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2017, with respect to our stock option plans under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”) and 5,700,000 under our 2016 Stock Option Plan (the “2016 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Plan	375,000 (1)	$.81	1,615,000
2016 Plan	3,940,000 (2)	$.28	1,760,000

(1) Stock options in 2007 were granted under Lightning Poker’s 2006 Equity Incentive Plan (the “2006 Plan”). After the Merger those options were exchanged for an equal number of the Company’s stock options under the 2007 Plan on substantially the same terms and conditions. All stock options granted after the Merger were granted under the 2007 Plan and are fully vested.

(2) Stock options were granted on March 8, 2017 to employees with greater than one year of service on that date. All options were granted using a five-year vesting schedule and as of March 28, 2018, no options have been exercised.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current products are:

•	Popeye	•	Jumbo Fish Stacks
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Jungle Jackpots
•	Olive Oyl’s Jumbo Stacks	•	Just Jackpots
•	Flash Gordon	•	Lightning Lotto
•	Garfield	•	Penny Palooza
•	Around the World in 80 Days	•	Si Shou
•	Beauty and the Beast	•	Si Xiang
•	Candy Cash	•	Slotto
•	Cash Flow	•	Snow White
•	Cinderella	•	Swamp Fever
•	Duck Dynamite	•	Swamp Frenzy
•	Fins N Wins	•	Vampires Fortune
•	Golden Egg	•	Year of the Horse
•	Goyaate	•	Ye Xian
•	Great Balls of Fire	•	Zhang Jiao
•	Hao Yun	•	Zuo Ci
•	Hua Mulan

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

We are registered as an approved vendor to distribute our gaming products in 58 jurisdictions. We must obtain regulatory approvals in many additional jurisdictions in order to fully effectuate our business plan. We may not receive any such regulatory approvals. Due to these and a variety of other factors, including those described under “RISK FACTORS” in Item 1A. of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

Revenue Recognition

We generate revenue from leasing and selling our slot machines and Poker Tables and from sales of parts and certain services relating to our slot machines and Poker Tables. We recognize revenue on sales of our products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable and when our products are delivered and/or installed and receive regulatory approval, if required. If multiple units of our products are included in any one sale or lease agreement or ancillary services are provided such as delivery or installation, we allocate revenue to each unit or service based upon its respective fair value against the total contract value, or itemized price within the contract, and defer revenue recognition on those units or services until we have completed all of the requirements under the applicable section(s) of that agreement.

We recognize revenue generated under operating leases when the ability to collect is reasonably assured. The lease agreements are based on either a fixed daily or monthly rate, or a pre-determined percentage of the monthly net “rake” or “participation” revenue collected for each Poker Table and slot machine, subject to monthly minimums and maximums. Customers under fixed daily rate agreements are invoiced on the first day of the month at the agreed upon daily rate per unit for the number of days the unit is leased during the month, typically the total number of days in the month. Customers under rake revenue agreements are invoiced when they submit participation reports to us detailing the monthly per unit per theme information including coin-in, net win, and days on the floor data. Revenue under both of these bases is recorded as lease revenue and recognized in the month to which the lease data pertains.

There may be instances in which a lease is offered to a customer with the option to convert to a sale upon the completion of certain obligations such as a pre-determined paid or reduced-rate lease term and/or a free-trial period. In addition, circumstances may arise in which a customer wishes to purchase machines after being on lease at their facility. In all of these situations, the initial revenue is recorded as lease revenue as described above, and the agreed upon sales price is shown as sales revenue when the lease is converted to a sale.

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics as us. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Non-qualified stock options to purchase 4,015,000 shares of nonvoting common stock were granted during 2017.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. In addition, the Company considers changes in our business strategy and the industry as a whole in assessing recoverability of its long-lived assets. Any resulting impairment loss will be measured and recognized in the period in which the impairment becomes known. Based on the Company’s evaluation, there were no impairments for 2017 and 2016.

Assessment of Going Concern

According to effective accounting pronouncements, the Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year after the date that the financial statements are issued, taking into consideration the Company’s current financial condition, conditional and unconditional obligations due within one year and the funds and cash flow necessary to maintain operations. It is management’s responsibility to perform an evaluation for every reporting period presented. The financial statements contained herein were prepared on a going concern basis. The going concern basis assumes that the company will continue in operation for at least the next twelve months from the date our financial statements are issued and based on management’s evaluation, will be able to realize its assets, discharge its liabilities and commitments, and maintain positive working capital in the normal course of business.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. In general, the update requires that a five-step principles based revenue recognition model be applied in recognizing revenue from contracts with customers:

1.	Identify the contract(s) with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

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

The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has finalized its review and assessment of the impact that this guidance will have on our financial statements, and modified the internal controls over financial reporting relating to the new standard. Although this update required enhancements to the processes related to this guidance and the control activities within them, the Company has determined that the updates in this guidance will have an immaterial impact on operations and revenue, but will require enhanced disclosures related to revenue.

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

Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2017 were $2,788,000 compared to $3,036,000 for the prior year, a decrease of $248,000. The decrease in revenues was the result of a decrease in Poker Table and slot machine lease and license revenues of $313,000 offset by an increase in slot machine and parts sales of $65,000. The decrease in lease and license revenues was due to the reduction in the installed slot machine base experienced during the year. While the for-sale market of our slot machines is successfully generating revenue and cash flow, it is reducing the recurring revenue install base. The for-sale market reduced recurring revenue machines by 30 in 2016 and an additional 43 in 2017.

Cost of Products Sold

For the year ended December 31, 2017, cost of products sold decreased $126,000 to $47,000 from $173,000 for the year ended December 31, 2016. This decrease was due to lower net cost of the slot machines sold.

Operating Expenses

Operating expenses decreased by $11,000 to $527,000 for the year ended December 31, 2017, from $538,000 for the year ended December 31, 2016. This decrease was the result of the reversal of license fees accrued in 2016 which were reduced by agreement with the licensor as well as lower royalty and license fees due to the reduction in revenue recognized from licensed themes versus proprietary themes. These reductions were partially offset by higher costs directly associated with the slot machine activity during the year, i.e. materials, conversions, installation, and service relating to installations and removals.

Research and Development Expenses

Research and development expenses decreased by $37,000 to $367,000 for the year ended December 31, 2017, from $404,000 for the year ended December 31, 2016. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is primarily attributable to the reduction in the number of programmers on staff during the year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,959,000 for the year ended December 31, 2017, a decrease of $65,000 from $2,024,000 for the year ended December 31, 2016. This decrease was due to the additional professional fees that were incurred in 2016 associated with the annual SEC audit requirements as a result of the change in the principal accountant that occurred in 2015, a decrease in lab fees associated with new product testing as well as lower payroll expenses associated with a personnel change in the compliance department that occurred in in September 2016. These decreases were offset in part by the increase in payroll and related commission and travel expenses associated with the addition of a regional sales person in March of 2017 and the increase in allowance for estimated uncollectible accounts.

Depreciation and Amortization

Depreciation and amortization decreased by $177,000 to $113,000 for the year ended December 31, 2017 from $290,000 for the year ended December 31, 2016. This decrease was from assets built and placed in gaming venues in prior years that were sold or are now fully depreciated.

Net Interest Expense

Net interest expense increased $3,000 from $-0- for the year ended December 31, 2016 to $3,000 for the year ended December 31, 2017. This increase was as a result of interest on loans taken in September 2017; there was no debt outstanding in 2016.

Liquidity and Capital Resources

We have incurred net losses since inception. We have historically funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans and proceeds from the sales of our gaming products. These transactions that occurred in 2017 and 2016 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	2017	2016	Change
Net cash used in operating activities	$(66,000)	$(27,000)	$(39,000)
Net cash used in investing activities	(35,000)	(78,000)	43,000
Net cash provided by financing activities	124,000	—	124,000
Net increase (decrease) in cash	23,000	(105,000)	$128,000
Cash, beginning of year	253,000	358,000
Cash, end of period	$276,000	$253,000

For the twelve months ended December 31, 2017, net cash used in operating activities increased $39,000 to $66,000 as compared to $27,000 for the twelve months ended December 31, 2016. The increase in cash used in operating activities was primarily due to the timing of receipts from customers, as well as the timing of payments to creditors, suppliers and vendors.

Net cash used in investing activities decreased by $43,000 to $35,000 for the twelve months ended December 31, 2017, from $78,000 for the twelve months ended December 31, 2016. Cash is used in investing activities to produce slot machines and acquire brand and software licenses for our slot products. Conversely, cash is provided by investing activities when our previously leased slot and Poker Table products are sold. This decrease in cash used was due to the reduction in slot machine and equipment purchases.

Net cash provided by financing activities was $124,000 for the twelve months ended December 31, 2017 and was the result of proceeds from notes payable of $125,000 offset by common stock purchased for the treasury for $1,000.

Operations and Liquidity Management

For the twelve months ended December 31, 2017, we incurred a net loss of $228,000 and used $66,000 of cash in operating activities. At December 31, 2017, our cash balance was $276,000. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to distribute our products and successfully market them to casinos and card clubs.

Our current gross cash requirements are approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations during 2018.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2017:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$331,286	$101,820	$211,342	$18,124	$—
Debt obligations (2)	125,000	125,000
Royalty fee obligation (3)	25,000	25,000	—	—	—
Total	$481,286	$251,820	$211,342	$18,124	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents outstanding amount of notes payable to related parties.

(3)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of December 31, 2017, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the stockholders and the board of directors of Lightning Gaming, Inc. and subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes and financial statement schedule listed in item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2015.

Wyomissing, Pennsylvania

March 28, 2018

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash	$276,111	$252,306
Accounts receivable, net	293,761	452,190
Inventory	121,962	127,753
Prepaid expenses	108,593	95,581
Total Current Assets	800,427	927,830

Property and Equipment, net	109,486	148,467

Other assets	8,193	8,193
License fees, net of accumulated amortization	6,283	37,907

Total Assets	$924,389	$1,122,397

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$122,008	$194,939
Accrued expenses	85,104	134,007
Notes payable	125,000	—
Total Current Liabilities	332,112	328,946

Long-Term Liabilities	43,185	51,543

Commitments (Note 6)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2017 and 2016	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued at December 31, 2017 and 2016, 4,654,383 and 4,688,474 shares outstanding at December 31, 2017 and 2016, respectively	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding at December 31, 2017 and 2016	33,300	33,300

Additional paid in capital	30,384,996	30,348,856
Accumulated deficit	(29,854,310)	(29,626,354)
Treasury stock, 261,902 and 227,811 shares, at cost, as of December 31, 2017 and 2016, respectively	(19,811)	(18,811)
Total Stockholders’ Equity	549,092	741,908

Total Liabilities and Stockholders’ Equity	$924,389	$1,122,397

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2017	December 31, 2016

Revenues
Lease, license and service fees	$2,189,981	$2,503,520
Sales of gaming products and parts	597,913	532,658
Total revenues	2,787,894	3,036,178

Costs and operating expenses
Cost of products sold	46,597	172,773
Operating expenses	527,013	538,036
Research and development	367,348	404,304
Selling, general and administrative expenses	1,959,479	2,024,229
Depreciation and amortization	112,564	289,908
Total costs and operating expenses	3,013,001	3,429,250

Operating loss	(225,107)	(393,072)

Non-operating expense
Interest expense	(2,849)	—
Net loss	$(227,956)	$(393,072)
Net loss per share, including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$(0.01)	$(0.01)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding-basic and diluted	4,680,815	4,688,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Financial Statements

30

\

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2017 and 2016

	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Total
Balance January1, 2016	4,916,285	$4,917	33,300,000	$33,300	$30,348,856	$(29,233,282)	227,811	$(18,811)	$1,134,980

Net Loss	—	—	—	—	—	(393,072)	—	—	(393,072)

Balance December 31, 2016	4,916,285	4,917	33,300,000	33,300	30,348,856	(29,626,354)	227,811	(18,811)	741,908

Net Loss	—	—	—	—	—	(227,956)	—	—	(227,956)

Purchase of stock for the treasury	—	—	—	—	—	—	34,091	(1,000)	(1,000)

Stock based compensation	—	—	—	—	36,140	—	—	—	36,140

Balance December 31, 2017	4,916,285	$4,917	33,300,000	$33,300	$30,384,996	$(29,854,310)	261,902	$(19,811)	$549,092

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities
Net loss	$(227,956)	$(393,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,564	289,908
Stock based compensation	36,140	—
Changes in Assets and Liabilities
Decrease in accounts receivable	158,430	169,704
(Increase) decrease in inventory	(1,716)	76,965
(Increase) decrease in prepaid expenses and other assets	(13,013)	45,360
Decrease in accounts payable	(72,931)	(249,698)
Increase (decrease) in accrued expenses	(48,903)	40,046
Decrease in other long-term liabilities	(8,358)	(5,935)
Net cash used in operating activities	(65,743)	(26,722)

Cash flows from investing activities
Purchase of equipment	(56,075)	(82,224)
Decrease in license fees	21,623	3,775

Net cash used in investing activities	(34,452)	(78,449)

Cash flows from financing activities
Proceeds from notes payable	125,000	—
Purchase of treasury stock	(1,000)	—
Net cash used in financing activities	124,000	—

Net increase (decrease) in cash	23,805	(105,171)
Cash beginning	252,306	357,477
Cash ending	$276,111	$252,306

Supplemental Disclosure of Non-Cash Financing Activities:

Inventory transferred to equipment	$18,304	$—

Supplemental Information:

Cash paid for interest	$2,849	$—

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Jumbo Fish Stacks
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Jungle Jackpots
•	Olive Oyl’s Jumbo Stacks	•	Just Jackpots
•	Flash Gordon	•	Lightning Lotto
•	Garfield	•	Penny Palooza
•	Around the World in 80 Days	•	Si Shou
•	Beauty and the Beast	•	Si Xiang
•	Candy Cash	•	Slotto
•	Cash Flow	•	Snow White
•	Cinderella	•	Swamp Fever
•	Duck Dynamite	•	Swamp Frenzy
•	Fins N Wins	•	Vampires Fortune
•	Golden Egg	•	Year of the Horse
•	Goyaate	•	Ye Xian
•	Great Balls of Fire	•	Zhang Jiao
•	Hao Yun	•	Zuo Ci
•	Hua Mulan

Our gaming products feature advanced graphics and engaging games based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company has had net operating losses and negative cash flows from operations however it has maintained and sustained working capital surpluses. While the Company experienced a decrease in the number of installed slot machines during 2017, the Company has increased the number of signed lease agreements and sales contracts during 2018, however the generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos. Based on our current financial condition, cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A summary of the Company’s significant accounting policies is as follows:

Revenue Recognition: The Company generates revenue from leasing and selling slot machines and Poker Tables and from sales of parts and certain services relating to the slot machines and Poker Tables. Revenue is recognized on sales of products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable and when products are delivered and/or installed and upon receipt of regulatory approval, if required. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery or installation, revenue is allocated to each unit or service based upon its respective fair value against the total contract value, or itemized price within the contract, and revenue recognition is deferred on those units or services until all of the applicable section(s) of that agreement have been completed.

Revenue generated under operating leases is recognized when the ability to collect is reasonably assured. Lease agreements are based on either a fixed daily or monthly rate, or a pre-determined percentage of the monthly net “rake” or “participation” revenue collected for each Poker Table and slot machine, subject to monthly minimums and maximums. Customers under fixed daily rate agreements are invoiced on the first day of the month at the agreed upon daily rate per unit for the number of days the unit is leased during the month, typically the total number of days in the month. Customers under rake revenue agreements are invoiced when participation reports are remitted to us detailing the monthly per unit per theme information including coin-in, net win, and days on the floor data. Revenue under both of these bases is recorded as lease revenue and recognized in the month to which the lease data pertains.

There may be instances in which a lease is offered to a customer with the option to convert to a sale upon the completion of certain obligations such as a pre-determined paid or reduced-rate lease term and/or a free-trial period. In addition, circumstances may arise in which a customer wishes to purchase machines after being on lease at their facility. In all of these situations, the initial revenue is recorded as lease revenue as described above, and the agreed upon sales price is shown as sales revenue when the lease is converted to a sale.

For the years 2017 and 2016, there was no revenue generated from customers outside the United States. Three and two casino customers accounted for 18% and 11% of our revenues for the years ended December 31, 2017 and 2016, respectively. One casino group represented 12% and 10% of total revenues for each of the years ended December 31, 2017 and 2016, respectively.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the recoverable value of long-lived assets and projected cash flows. Actual results could differ from those estimates.

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

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, a specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company has a reserve of $11,639 and $12,331 as of December 31, 2017 and 2016, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables. During the years ended December 31, 2017 and 2016, respectively, the Company wrote off $42,692 and $15,336 of accounts receivable considered to be uncollectible.

At December 31, 2017 and 2016, accounts receivable from four casino customers represented 43% and 54%, respectively, of total accounts receivable. One customer represented 18% of the total accounts receivable balance as of December 31, 2017 and one customer represented 20% of the accounts receivable balance as of December 31, 2016.

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the Statement of Operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally-developed software costs as well as employee and product costs associated with the development of our products. As of December 31, 2017 and 2016, no amounts had been capitalized.

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value.

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

The Company has assessed its tax position and does not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Statement of Operations. The Company has determined that there are no unrecognized tax benefits, and accordingly, has not recognized any interest or penalties during 2017 and 2016 related to unrecognized tax benefits. There is no accrual for interest or penalties as of December 31, 2017 and 2016. The Company files U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2014 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2017 or 2016.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. The evaluation performed for 2017 and 2016 did not result in an impairment.

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented, but not included in the calculation of diluted loss per share as it would be antidilutive:

	December 31, 2017	December 31, 2016
Stock options	4,315,000	885,000

Reclassifications: Certain amounts in the 2016 financial statements have been reclassified to conform with the 2017 presentation. These reclassifications had no effect on net income.

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2017	December 31, 2016
Finished products	$56,100	$19,989
Raw materials	65,862	107,764
Inventory	$121,962	$127,753

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2017	December 31, 2016
Equipment, principally gaming equipment	$3,789,081	$3,956,072
Delivery truck	28,140	28,140
Furniture and fixtures	100,041	92,237
Leasehold improvements	91,794	91,794
Property and equipment	4,009,056	4,168,243
Less accumulated depreciation	(3,899,570)	(4,019,776)
Property and equipment, net	$109,486	$148,467

Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $102,564 and $279,908 for the years ended December 31, 2017 and 2016, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 4. License Fees

License fees consist of the following:

	December 31, 2017	December 31, 2016
Purchased licenses	$341,605	$363,229
Less accumulated amortization	(335,322)	(325,322)
License fees, net	$6,283	$37,907

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated Statements of Operations and relating to the purchased licenses was $10,000 for each of the years ended December 31, 2017 and 2016.

Amortization expense related to recorded license fees is estimated at $6,283 for the year ending December 31, 2018.

Note 5.  Notes Payable – Related Party

Notes payable consist of the following:

	December 31, 2017	December 31, 2016

The Co-Investment Fund II, L.P. (“CI II”)	$100,000	$—
Brian Haveson (“BH”)	25,000	—
	$125,000	$—

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

See Note 10, Related Party Transactions, and Note 12, Subsequent Event, for more information on notes payable transactions.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for the years ended December 31, 2017 and 2016 was $140,836 and $153,026, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2018	$101,821
2019	104,366
2020	106,975
2021	18,124
$331,286

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

In October 2009, the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brands POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan. The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to December 2013. In April 2013, the Company was granted the right to sublicense the POPEYE brand for distribution to bar and salon customers only in Spain for the remainder of the renewal term. In December 2013, the Company and Hearst Holdings executed a second renewal agreement which extended the license and sublicense renewal term for the period January 1, 2014 to December 31, 2016. A third renewal agreement was executed in January 2017, extending the license and sublicense renewal term for the period January 1, 2017 to December 31, 2018. The third renewal agreement is subject to a guaranteed minimum royalty of $50,000, $25,000 payable on or before December 31, 2017 and $25,000 payable on or before December 31, 2018.

In October 2014, the Company entered into a license agreement with Paws, Inc. to use the brand Garfield and associated family of characters in gaming devices distributed worldwide, except in the embargo countries of Cuba, Iran and Sudan. The initial term of the agreement ran from December 1, 2014 to November 30, 2017 and is subject to a guaranteed minimum royalty of $75,000. In December 2014, 2015, and 2016, the Company paid $25,000 as non-refundable advances against the guaranteed royalty. The guaranteed advanced payments are recoupable out of royalties earned on the license. The license period has expired and the Company opted not to extend the agreement. All royalty obligations have been paid in full.

In November 2014, the Company entered into a license agreement with Hearst Holdings, Inc. for the worldwide distribution of gaming devices using Flash Gordon and associated family of characters. The initial term of the agreement ran from November 1, 2014 to October 31, 2017 with royalties based on a percentage of revenues earned on the license, payable on a quarterly basis which commenced on January 31, 2016. The license period has expired and the Company opted not to extend the agreement. All royalty obligations have been paid in full.

In July 2016, the Company entered into a license agreement with Ainsworth Game Technology Ltd for the intellectual property rights to use certain game technology in slot machines titled as Flash Gordon, Ye Xian and Cash Flow. The term of the agreement runs from July 1, 2016 to March 30, 2018 with royalties based on a percentage of revenues earned on the slot machines running the aforementioned titles, payable on a quarterly basis with the first royalty payment due October 31, 2016.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6. Commitments (Continued)

At December 31, 2017, the Company had total license fee commitments and advance payments made as follows:

Minimum Commitments
Total royalty and license fee commitments	$125,000
Advances made	(100,000)
Potential future payments	$25,000

As of December 31, 2017, the Company estimates that potential future royalty payments will be $25,000 in the year ending December 31, 2018.

Note 7. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2017, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

A summary of option transactions in 2017 and 2016 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2016	1,198,000	$1.64
Options granted	—	—
Options exercised	—	—
Options cancelled	(313,000)	1.17
Options outstanding at December 31, 2016	885,000	$1.80
Options granted	—	—
Options exercised	—	—
Options cancelled	(510,000)	2.53
Options outstanding at December 31, 2017	375,000	$0.81
Options available for grant under the 2007 Plan at December 31, 2017	2,125,000

There were no options granted during the year ended December 31, 2017 under the 2007 Plan.

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

A summary of option transactions in 2017 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2016	—	$—
Options granted	4,015,000	.28
Options exercised	—	—
Options cancelled	(75,000)	.28
Options outstanding at December 31, 2017	3,940,000	$.28
Options available for grant under the 2016 Plan at December 31, 2017	1,760,000

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and is adjusted for estimated forfeitures. Expense relating to the stock option plans was $36,140 and $591 for the years ended December 31, 2017, and 2016, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2017:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	375,000	1.4	$0.81	-	375,000	1.4	$0.81	-
2016 Plan	3,940,000	9.2	$0.28	-	-	-	-	-

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

As of December 31, 2017, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of December 31, 2017, there was approximately $184,588 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 4.2 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

Note 8. Revenue

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Year ended December 31,
	2017	2016
Lease, license and service fees:
Flat daily rate lease	$1,508,802	$1,758,457
Participation lease	677,029	732,607
Placement and license fees	4,150	12,456
	$2,189,981	$2,503,520

Sales of gaming products and parts:
Slot machine sales	$588,680	$524,318
Installation fees	2,581	3,000
Parts and ancillary items sales	6,652	5,340
	$597,913	$532,658

The following table provides a breakdown of the lease revenue by product type:

	Year ended December 31,
	2017	2016
Lease, license and service fees by product:
Slot machines	$2,086,055	$2,376,553
Poker Tables	103,926	126,967
	$2,189,981	$2,503,520

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 9. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2017 and 2016 are as follows:

	2017		2016
Current tax expense:
Federal		$-		$-
State	-		-
		$-		$-

Deferred tax benefit (expense):
Federal	$37,000		$(3,469,000)
State	19,000		(1,121,000)
Valuation reserve	(56,000)		4,590,000
	$-		$-

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	2017	2016
Deferred tax asset:
Net operating loss carryforward	$3,993,000	$5,491,000
Accounts receivable reserves	3,000	5,000
Property and equipment	(117,000)	(126,000)
Accrued expenses	61,000	86,000
Impairment charge	211,000	296,000
Start-up costs	14,000	24,000
Stock based compensation	55,000	62,000
Inventory reserves	4,000	4,000
Other	20,000	49,000
	4,244,000	5,891,000
Less valuation allowance	(4,244,000)	(5,891,000)
Net deferred taxes	$-	$-

Due to the change in the corporate tax rate under the Tax Cuts and Jobs Act (“Tax Cuts”) signed into law in December 2017, a cumulative adjustment of $1,703,000 was made to the deferred tax asset and valuation allowance to account for the corporate tax rate reduction to 21% from 34%.

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the Statements of Operations is as follows for the years ended December 31, 2017 and 2016.

	Year ended December 31,
	2017	2016
Federal tax benefit at statutory rate	$(48,000)	$(133,000)
State tax benefit net of federal taxes	(18,000)	(26,000)
Cancellation of debt	-	4,735,000
Other	10,000	14,000
Increase (decrease) in valuation allowance	56,000	(4,590,000)
Income tax expense	$-	$-

As of December 31, 2017, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $13,854,000, which expire at various times through 2037. As a result of the cancellation of debt and accrued interest on debt and the correction of interest expense previously deferred for tax purposes that occurred in 2015, the

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 9. Income Taxes (Continued)

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

Note 10. Related Party Transactions

In September 2017, the Company borrowed $100,000 from The Co-Investment Fund II, L.P. (“CI II”) and $25,000 from its CEO/CFO and Director, Brian Haveson (“BH”). The notes are due on March 1, 2018 and include interest at the rate of 8% per annum, payable on a monthly basis. The proceeds of the loans were used for working capital purposes.

As of December 31, 2017, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners.

During the year ended December 31, 2017 and 2016, respectively, interest expense on the notes from CI II and BH amounted to $2,849 and $-0-. The Company is making monthly interest payments on the loans, the first payment of which occurred in October 2017.

Note 11. Recently Issued Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued converged guidance on recognizing revenue from contracts with customers. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. In general, the update requires that a five-step principles based revenue recognition model be applied in recognizing revenue from contracts with customers:

1.	Identify the contract(s) with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Note 11. Recently Issued Pronouncements (Continued)

improvements to clarify and correct unintended application of the guidance were issued in December 2016. These updates do not change the core principles of this guidance but rather provide clarification and implementation within the scope of this topic.

The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has finalized its review and assessment of the impact that this guidance will have on our financial statements, made enhancements to the risk assessment process to take into account risks associated with the new standard, and modified the controls to address this risk. Although this update required enhancements to the processes related to this guidance and the control activities within them, the Company has determined that the updates in this guidance will have an immaterial impact on operations and revenue.

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

Note 11. Recently Issued Pronouncements (Continued)

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

Note 12. Subsequent Event

On March 1, 2018, the Co-Investment Fund II, L.P and Brian Haveson agreed to extend the maturity date on each of the promissory notes held to September 1, 2018. All other provisions of the notes remain unchanged and in full force.

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

As of December 31, 2017, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) updated in 2013. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective as of December 31, 2017.

Due to the implementation of the new revenue guidance under ASC 606, enhancements were made to our internal controls over financial reporting during the year ended December 31, 2017 that are effective as of January 1, 2018. Although the new revenue standard had an immaterial impact on our operations and revenue, we did implement changes to our processes related to revenue recognition and the control activities within them. This includes the implementation of new policies based on the five-step model provided in the new revenue guidance, contract review procedures during the proposal stage, the implementation of standard warranty and theme conversion terms and conditions, and information gathered for the enhanced disclosures.

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

Name	Age	Position Held with the Company
Brian Haveson	54	Chairman, CEO, Director
Christopher Strano	45	President of Lightning Gaming, Inc.
Donald Caldwell	71	Director
Frederick Tecce	82	Director

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

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including: Quaker Chemical Corporation (NYSE); I-AM Capital Acquisition Company (NASDAQ); Rubicon Technology, Inc.1 (NASDAQ); InsPro Technologies Corporation (OTC); RootStock Software; Sagence Consulting; Voxware, Inc.; Haverford Trust Company; StoneRidge Investment Partners, LLC/Beltraith Capital, LLC; and the Pennsylvania Academy of the Fine Arts (Chairman Emeritus). In addition to his role of director, Mr. Caldwell serves as Chairman of both I-AM Capital Acquisition Company and InsPro Technologies Corporation, and is the Lead Director at Quaker Chemical Corporation.

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

1Mr. Caldwell resigned from the Rubicon Technology, Inc. Board on November 16, 2017.

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2017 and 2016 to Brian Haveson, our and Lightning Poker’s principal executive officer, and Christopher Strano, President of Lightning Gaming (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Brian Haveson, Chairman and CEO	2017 2016	$250,000 $250,000	$- $-	$- $-	$- $-	$- $-	$- $-	$- $3,750	$250,000 $253,750

Christopher Strano, President of Lightning Gaming (3)	2017 2016	$220,800 $214,550	$- $-	$- $-	$- $-	$- $-	$- $-	$- $4,556	$220,800 $219,106

NOTES:

(1)	There was no bonus awarded or accrued in 2017 and 2016.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all salaried employees.
(3)	Mr. Strano's employment contract provides for, among other things, (a) monthly base salary of $17,568, (b) one year's severance pay if his employment terminates other than for cause and he does not accept employment with a gaming company during the one-year period, (c) options for 250,000 shares at an exercise price of $.27 per share under the 2007 Plan and (d) an incentive compensation plan that guaranteed at least $25,000 after one year of employment. On August 22, 2016, by unanimous vote of the Executive Committee of Board of Directors, Mr. Strano received an annual salary increase of $10,000 effective August 16, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (mo/day/year)
Brian Haveson (1)	-	2,000,000	-	$0.28	3/8/2027
Christopher Strano (2)	250,000	-	-	$0.28	6/29/2019
		1,000,000	-	$0.28	3/8/2027

NOTES:

(1)	At December 31, 2017, Mr. Haveson held options to purchase an aggregate of 2,000,000 shares under the 2016 Plan which vest for 400,000 shares each March until 2022.
(2)	At December 31, 2017, Mr. Strano held options to purchase 250,000 shares under the 2007 Plan which were fully vested as of June 2014. Mr. Strano also held options to purchase an aggregate of 1,000,000 shares under the 2016 Plan which vest for 200,000 shares each March until 2022.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our (voting) Common Stock and Nonvoting Common Stock were beneficially owned as of March 28, 2018 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,654,383) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock		Nonvoting Common Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	1,021,000(2)	20.3%	33,300,000	100.0%
Fredrick C. Tecce (1)	611,000(2) (3)	12.1%	33,300,000	100.0%
Brian Haveson	738,409	14.7%	-	-
Christopher Strano	250,000(4)	5.0%	-	-
All directors and executive officers as a group (4 persons)	2,439,409(6)	48.5%	33,300,000	100.0%

5% Shareholder:
CI II and related parties (1) (2)	181,000(5)	3.6%	33,300,000	100.0%

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO and Mr. Tecce is a managing director and counsel. Consequently, Cross Atlantic, Mr. Caldwell, and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	Includes 181,000 shares owned by CI II.
(3)	Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)	Consists of options to purchase shares.
(5)	The address of CI II and its manager, Cross Atlantic, is 150 North Radnor-Chester Road, Suite A225, Radnor, PA 19087.
(6)	Includes an aggregate of 250,000 shares that can be acquired through the exercise of options.

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

As of December 31, 2017, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners.

For 2017, interest on the notes held by CI II and BH amounted to $2,279 and $570, respectively. During 2017, the Company made monthly interest payments on the notes totaling $2,849. No principal payments were made during the year.

On March 1, 2018, the Co-Investment Fund II, L.P and Brian Haveson agreed to extend the maturity date on each of the promissory notes held to September 1, 2018. All other provisions of the notes remain unchanged and in full force.

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as our principal accountant and registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2017.

Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our audit committee. All of our principal accountant’s services for our last two fiscal years, which consisted solely of audit services, were within the scope of the engagement that our audit committee approved before we entered into the engagement. The aggregate fees billed to us by Baker Tilly in 2017 and in 2016 were $93,161 and $92,737, respectively. All of Baker Tilly’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2017.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
3.3*	Certificate of Amendment to Articles of Incorporation (See Exhibit 3.1 to Form 8-K filed on July 27, 2015)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]

10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.7*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.8*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.9*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.10*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.11*	Debt Conversion Agreement between the Company and CI II dated August 6, 2015 (see Exhibit 10.1 to Form 8-K filed August 6, 2015)
10.12*	Amended and Restated Voting Agreement between the Company and the Stock Holders dated August 6, 2015 (see Exhibit 10.2 to Form 8-K filed August 6, 2015)
10.13*	Cancellation of Amended and Restated Voting Agreement between the Company and the Stock Holders dated September 28, 2015 (see Exhibit 10.1 for Form 8-K filed September 28, 2015)
10.14*	Changes in Registrant’s Certifying Accountant, Dismissal of Previous Independent Registered Public Accounting Firm dated November 16, 2015 and Engagement of New Independent Registered Public Accounting Firm dated November 17, 2015 (see Exhibit 16.1 for form 8-K/A as amended filed November 23, 2015)
10.15*(A)	2016 Stock Option Plan of the Company (see Exhibit A to Schedule 14C filed August 9, 2016)
21.1	List of subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements

(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	Chief Executive Officer, Director	March 28, 2018
Brian Haveson	(Principal Executive Officer)

/s/ Brian Haveson	Chief Financial Officer	March 28, 2018
Brian Haveson	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 28, 2018
Donald Caldwell

/s/ Frederick C. Tecce	Director	March 28, 2018
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2017 and 2016
	Balance at Beginning of period	Additions Charges to Costs and Expenses	Deductions Writeoffs	Balance at End of Period
Year ended December 31, 2016

Allowance for deferred taxes	$10,481,000	$-	$(4,590,000)	$5,891,000
Allowance for doubtful accounts	$18,000	$9,667	$(15,336)	$12,331

Year ended December 31, 2017

Allowance for deferred taxes	$5,891,000	$56,000	$(1,703,000)	$4,244,000
Allowance for doubtful accounts	$12,331	$42,000	$(42,692)	$11,639

