Form 10-Q
period 2018-03-31
Lightning Gaming, Inc.
filed 2018-05-15
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,654,383 shares of (voting) Common Stock as of May 15, 2018; 33,300,000 shares of Nonvoting Common Stock as of May 15, 2018; and -0- shares of Series A Nonvoting Capital Stock as of May 15, 2018

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current Assets
Cash	$602,848	$276,111
Accounts Receivable, net	249,412	293,761
Inventory	136,875	121,962
Prepaid Expenses	106,770	108,593
Total Current Assets	1,095,905	800,427

Property and Equipment, net	77,687	109,486

Other Assets	8,193	8,193
License Fees, net of accumulated amortization	3,783	6,283

Total Assets	$1,185,568	$924,389

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$87,868	$122,008
Accrued Expenses	60,705	85,104
Notes Payable – Related Party	125,000	125,000
Total Current Liabilities	273,573	332,112

Long-Term Liabilities	40,685	43,185

Commitments (Note 6)

Stockholders' Equity
Preferred Stock: $0.001 par value; authorized 10,000,000 shares; Series A Nonvoting Capital Stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common Stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,654,383 shares outstanding	4,917	4,917

Nonvoting Common Stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 shares issued and outstanding	33,300	33,300

Additional Paid in Capital	30,396,043	30,384,996
Accumulated Deficit	(29,543,139)	(29,854,310)
Treasury Stock, 261,902 shares, at cost	(19,811)	(19,811)
Total Stockholders’ Equity	871,310	549,092

Total Liabilities and Stockholders’ Equity	$1,185,568	$924,389

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$548,360	$584,543
Sales of gaming products and parts	447,433	200,213
Total revenues	995,793	784,756

Costs and operating expenses
Cost of products sold	35,184	8,066
Operating expenses	112,658	120,235
Research and development	91,948	90,533
Selling, general and administrative expenses	424,340	430,148
Depreciation and amortization	18,026	40,734
Total costs and operating expenses	682,156	689,716

Operating income	$313,637	$95,040

Non-operating expense
Interest expense	(2,466)	—
Net income	$311,171	$95,040
Net income per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$0.01	$0.00
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding-basic and diluted	4,654,383	4,688,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017
	(unaudited)	(unaudited)

Net Cash Provided by Operating Activities	$343,458	$15,018

Cash Flows From Investing Activities
Purchase of equipment	(16,721)	(3,079)
Decrease in license fees	—	6,250

Net Cash Provided by (Used in) Investing Activities	(16,721)	3,172

Net Cash Provided by Financing Activities	—	—

Net Increase in Cash	326,737	18,190

Cash - Beginning of period	276,111	252,306

Cash - End of period	$602,848	$270,496

Supplemental Disclosure of Non-Cash Financing Activities:
Inventory transferred to equipment	$—	$18,304

Supplemental Information:
Cash paid for interest	$2,466	$—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2018

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

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 28, 2018 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2017 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Historically, the Company has had net operating losses and negative cash flows from operations however it realized net income as well as increased revenue during the quarter, realized a significant increase in cash flows provided by operations for the period ending March 31, 2018 versus March 31, 2017, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and card clubs. The Company has increased the number of signed lease agreements and sales contracts during 2018, and based on our current financial condition, cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the most recent fiscal quarter, the Company adopted Accounting Standard Codification 606 (“ASC 606”) with regards to revenue recognition as described more fully below.

The Company has a reserve for uncollectible accounts of $7,308 and $11,639 as of March 31, 2018 and December 31, 2017, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables. During the three months ended March 31, 2018, the Company did not consider any of its accounts receivable to be uncollectible.

Reclassifications: Certain amounts in the 2017 comparative financial information have been reclassified to conform with the 2018 presentation. These reclassifications had no effect on net income.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued converged guidance on recognizing revenue from contracts with customers, referred to as ASC 606. The new guidance removes inconsistencies in current revenue recognition requirements, provides a framework for addressing revenue issues, improves comparability of revenue recognition across industries, entities and jurisdictions, and provides more useful information to users of financial statements through improved disclosure requirements. In general, the update requires that a five-step principles based revenue recognition model be applied in recognizing revenue from contracts with customers:

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

The guidance became effective for annual and interim reporting periods beginning after December 15, 2017. The Company completed its review and assessment of the impact that this guidance has on our financial statements, made enhancements to the risk assessment process to take into account risks associated with the new standard, and modified the controls to address this risk. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective application transition method for any contracts that were not complete as of that date. Although this update required enhancements to the processes related to this guidance and the control activities within them, the updates in this guidance had an immaterial impact on operations and revenue. There were no uncompleted contracts as of January 1, 2018.

See Note 8, Revenue, for additional disclosures required under this guidance.

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

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2018	December 31, 2017
Finished products	$56,100	$56,100
Raw materials and work in process	80,775	65,862
Inventory	$136,875	$121,962

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
Equipment, principally gaming equipment under lease	$3,652,464	$3,789,081
Delivery truck	28,140	28,140
Furniture and fixtures	104,313	100,041
Leasehold improvements	91,794	91,794
Property and equipment	3,876,711	4,009,056
Less accumulated depreciation	(3,799,024)	(3,899,570)
Property and equipment, net	$77,687	$109,486

Depreciation expense related to the property and equipment included in the consolidated condensed Statements of Operations was $15,526 and $38,234 for the three months ended March 31, 2018 and 2017, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.  License Fees

License fees consist of the following:

	March 31, 2018	December 31, 2017
Purchased licenses	$341,605	$341,605
Less accumulated amortization	(337,822)	(335,322)
License fees, net	$3,783	$6,283

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated condensed Statements of Operations relating to the purchased licenses was $2,500 for each of the three months ended March 31, 2018 and 2017.

Remaining amortization expense related to recorded license fees is estimated at $3,333 for the year ending December 31, 2018.

Note 5.  Notes Payable – Related Party

Notes payable consist of the following:

	March 31, 2018	December 31, 2017

The Co-Investment Fund II, L.P. (“CI II”)	$100,000	$100,000
Brian Haveson (“BH”)	25,000	25,000
	$125,000	$125,000

In September 2017, the Company entered into a Loan Agreement (“Loan”) with The Co-Investment Fund II, L.P. (“CI II”) and Brian Haveson (“BH”), collectively the lenders, for the principal amount of $125,000 for working capital purposes. The Loan is secured by a Security Agreement among the Company and its subsidiaries in which substantially all of the Company’s assets are pledged as collateral. The Loan is evidenced by promissory notes that are due on September 1, 2018, together with interest at the rate of 8% per annum and may be prepaid at any time with written consent of the lender(s).

See Note 10, Related Party Transactions, for more information on notes payable transactions.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for each of the three months ended March 31, 2018 and 2017 was $35,930.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2018	$76,576
2019	104,366
2020	106,975
2021	18,124
$306,041

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances.

In October 2009 the Company entered into an exclusive license agreement with Hearst Holdings, Inc. and King Features Syndicate Division to use the brands POPEYE and related family of characters in gaming devices distributed worldwide excluding the United Kingdom and Japan. The initial term of the agreement was for one year with the Company’s right to extend the agreement for eight additional one-year terms upon payment of minimum royalties. The Company paid the minimum royalties and extended the term of the agreement to December 2013. In April 2013, the Company was granted the right to sublicense the POPEYE brand for distribution to bar and salon customers only in Spain for the remainder of the renewal term. The Company and Hearst Holdings entered into a second renewal agreement extending the license and sublicense renewal term from January 1, 2014 to December 31, 2016, and a third renewal agreement extending the license and sublicense renewal term from January 1, 2017 to December 31, 2018. The third renewal agreement is subject to a guaranteed minimum royalty of $50,000, $25,000 which was payable and paid on or before December 31, 2017 and $25,000 payable on or before December 31, 2018.

In October 2014, the Company entered into a license agreement with Paws, Inc. to use the brand Garfield and associated family of characters in gaming devices distributed worldwide, except in the embargo countries of Cuba, Iran and Sudan. The initial term of the agreement ran from December 1, 2014 to November 30, 2017 and was subject to a guaranteed minimum royalty of $75,000. In December 2014, 2015, and 2016, the Company paid $25,000 as non-refundable advances against the guaranteed royalty. The guaranteed advanced payments were recoupable out of royalties earned on the license. The license period has expired and the Company opted not to extend the agreement. All royalty obligations have been paid in full.

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

In July 2016, the Company entered into a license agreement with Ainsworth Game Technology Ltd. for the intellectual property rights to use certain game technology in slot machines titled as Flash Gordon, Ye Xian and Cash Flow. The term of the agreement ran from July 1, 2016 to March 30, 2018 with royalties based on a percentage of revenues earned on the slot machines running the aforementioned titles, payable on a quarterly basis with the first royalty payment due and paid for October 31, 2016. The license period has expired and all royalty obligations have been paid in full.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Commitments (Continued)

At March 31, 2018, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$50,000
Advances made	(29,677)
Potential future payments	$20,323

As of March 31, 2018, the Company estimates that potential future royalty payments will be $20,323 for the year ending December 31, 2018.

Note 7. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options were granted at the discretion of the Board of Directors and the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option was determined by the Board of Directors at the time the option was granted, but in no event less than 100% of the fair market value of the common stock at the time of grant. Options previously granted will not be exercisable after 10 years from the grant date and under the terms of the plan, and no awards may be granted after October 16, 2017.

Options generally vested at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

A summary of option transactions in 2018 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	375,000	$0.81
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2018	375,000	$0.81

There are no awards available for grant remaining under the 2007 Plan.

On March 8, 2017, the Board of Directors approved by unanimous written consent, the authorization to grant to employees with at least one year of service, non-qualified stock options to purchase shares of nonvoting common stock of the Company under its 2016 Plan. The options were issued at an exercise price of $.28 per share and vest ratably over five years. The options are subject to the terms and conditions of the 2016 Plan and each individual’s stock option agreement.

A summary of option transactions in 2018 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	3,940,000	$0.28
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2018	3,940,000	$0.28
Options available for grant under the 2016 Plan at March 31, 2018	1,760,000

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended March 31, 2018 and 2017 was $11,046 and $2,274, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2018:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	375,000	1.1	$0.81	-	375,000	1.1	$0.81	-
2016 Plan	3,940,000	8.9	$0.28	-	788,000	8.9	$0.28	-

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

As of March 31, 2018, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of March 31, 2018, there was approximately $168,207 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 3.9 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

Note 8.  Revenue

The Company generates revenue from leasing and selling slot machines and Poker Tables and from sales of parts and certain services relating to the slot machines and Poker Tables. Revenue is recognized on sales of products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable, and when the performance obligations under that agreement have been completed. This typically occurs when products are delivered and/or installed and upon receipt of regulatory approval, if required. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery or installation, revenue is allocated to each unit or service based upon its respective fair value against the total contract value, or itemized price within the contract, and revenue recognition is deferred on those units or services until all of the performance obligation requirements under the applicable section(s) of that agreement have been completed.

Revenue generated under the leasing model is recognized when the ability to collect is reasonably assured. Lease agreements are based on either a fixed daily or monthly rate, or a pre-determined percentage of the monthly net “rake” or “participation” revenue collected for each Poker Table and slot machine, subject to monthly minimums and maximums. Customers under fixed daily rate agreements are invoiced on the first day of the month at the agreed upon daily rate per unit for the number of days the unit is leased during the month, typically the total number of days in the month. Customers under rake revenue agreements are invoiced when participation reports are remitted to us detailing the monthly per unit per theme information including coin-in, net win, and days on the floor data. Revenue under both of these bases is recorded as lease revenue and recognized in the month to which the lease data pertains.

There may be instances in which a lease is offered to a customer with the option to convert to a sale upon the completion of certain obligations such as a pre-determined paid or reduced-rate lease term and/or a free-trial period. In addition, circumstances may arise in which a customer wishes to purchase machines after being on lease at their facility. In all of these situations, the initial revenue is recorded as lease revenue as described above, and the agreed upon sales price is shown as sales revenue when the lease is converted to a sale and all performance obligations of the sale have been met.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 8.  Revenue (Continued)

For sales of slot machines, a warranty on parts is typically offered which expires after a defined period of time, usually 90 days after delivery or installation date. One slot machine theme conversion per unit sold is also typically offered during the one year period beginning upon the delivery and/or installation of the slot machine, and only if the slot game fails to earn at least eighty percent of the rolling monthly slot machine gaming floor area average for the customer. The game theme must be of the same category approved in the customer's gaming jurisdiction for use in the slot machine and the customer must provide written notice requesting the conversion, including certification of the average that serves as the basis for any such game theme conversion. In addition, the customer must return the original game theme components to the Company upon conversion of the slot game theme.

The cost of the warrantied and theme conversion items are borne by the Company. Historically, these costs have been immaterial and are expensed at time of issuance, however the Company has and will continue to assess these post-sales costs to determine whether they constitute performance obligations and should be recorded at time of sale.

A contract asset, namely accounts receivable, is recorded when the performance obligations of the Company have been met and the customer has been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of March 31, 2018, there are no performance obligations outstanding and there is no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of March 31, 2018.

The following table provides a breakdown of the revenue by category as included in the consolidated condensed Statements of Operations:

	Three Months Ended March 31,
	2018	2017
Lease and license fees:
Flat daily rate lease	$390,919	$409,907
Participation lease	157,441	174,636
	$548,360	$584,543

Sales of gaming products and parts:
Slot machine sales	$426,006	$197,000
Installation fees	940	—
Parts and ancillary items sales	20,487	3,213
	$447,433	$200,213

The following table provides a breakdown of the lease revenue by product type:

	Three Months Ended March 31,
	2018	2017
Lease and license fees by product:
Slot machines	$545,346	$551,195
Poker Tables	3,014	33,348
	$548,360	$584,543

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

As of March 31, 2018, the Company has available, for federal and state income tax purposes, carryforwards of approximately $13,558,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 10.  Related Party Transactions

In September 2017, the Company borrowed $100,000 from The Co-Investment Fund II, L.P. (“CI II”) and $25,000 from its CEO/CFO and Director, Brian Haveson (“BH”). The notes were due on March 1, 2018 and include interest at the rate of 8% per annum, payable on a monthly basis. The proceeds of the loans were used for working capital purposes.

On March 1, 2018, the Co-Investment Fund II, L.P and Brian Haveson agreed to extend the maturity date on each of the promissory notes held to September 1, 2018. All other provisions of the notes remain unchanged and in full force.

As of March 31, 2018, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners.

During the three months ended March 31, 2018 and 2017, respectively, interest expense on the notes from CI II and BH amounted to $2,466 and $-0-. The Company is making monthly interest payments on the loans, the first payment of which occurred in October 2017.

Note 11. Concentration of Risk – Major Customers

The Company generated approximately 45% and 35% of its revenue from its top three customers for each of the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, accounts receivable from five casino customers represented 57% of total accounts receivable. At March 31, 2017, accounts receivable from three casino customers represented 58% of total accounts receivable. One customer represented 18% of the total accounts receivable balance as of March 31, 2018 and one customer represented 39% of the accounts receivable balance as of March 31, 2017.

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 203 slot machines out on lease or revenue share in 36 different casinos. As of May 15, 2018, we have sold or leased 62 newer version Poker Tables to domestic and international casinos, card rooms, and cruise ships.

We are registered as an approved vendor to distribute products to gaming venues located in 14 state jurisdictions.

We recognized net income of $311,171 and generated $343,458 of cash from operations in the three months ended March 31, 2018.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2018 were $996,000 compared to $785,000 for the comparable prior year period, an increase of $211,000. This increase was attributable to the sales of slot machines, which increased by $247,000 to $447,000 for the three months ended March 31, 2018 as compared to $200,000 for the three months ended March 31, 2017. Lease and license fees, however decreased by a net of $37,000 to $548,000 for the three months ended March 31, 2018 as compared to $585,000 for the three months ended March 31, 2017. The decrease in lease revenues was attributable to the decrease in recurring Poker Table leases as well as the sale of slot machines on lease.

In addition, while the for-sale market of our slot machines is successfully generating revenue and cash flow, it is reducing the recurring revenue install base. The for-sale market reduced recurring revenue machines by 43 in 2017 and 30 in 2018.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2018 were $35,000 for 44 slot machines as compared to $8,000 for the three months ended March 31, 2017 for 14 slot machines.

Operating Expenses

Operating expenses decreased $7,000 to $113,000 for the three months ended March 31, 2018, from $120,000 for the three months ended March 31, 2017. This decrease was primarily the result of the lower royalty and license fees due to the reduction in revenue recognized from licensed themes versus proprietary themes.

Research and Development Expenses

Research and development expenses increased by $1,000 to $92,000 for the three months ended March 31, 2018, from $91,000 for the three months ended March 31, 2017. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $6,000 to $424,000 for the three months ended March 31, 2018, from $430,000 for the three months ended March 31, 2017. This decrease was due to a decrease in license fees, partially offset by increases in payroll and benefit costs incurred during the year.

Depreciation and Amortization

Depreciation and amortization decreased by $23,000 to $18,000 for the three months ended March 31, 2018 from $41,000 for the three months ended March 31, 2017. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated and/or sold during the quarter or in the latter part of 2017.

Interest Expense

Interest expense increased $2,000 for the three months ended March 31, 2018 from $-0- for the three months ended March 31, 2017, the result of the promissory notes taken in September 2017.

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

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2018	2017	Change
Net cash provided by operating activities	$343,458	$15,018	$328,440
Net cash provided by (used in) investing activities	(16,721)	3,172	(19,893)
Net cash provided by financing activities	—	—	—
Net increase in cash	326,737	18,190	$308,547
Cash, beginning of year	276,111	252,306
Cash, end of period	$602,848	$270,496

Discussion of Statement of Cash Flows

For the three months ended March 31, 2018, cash provided by operating activities increased $328,000 to $343,000 as compared to $15,000 for the three months ended March 31, 2017. The increase in cash provided by operating activities was due to the increase in net income for the year as well as the timing of receipts from customers and payments to creditors, suppliers and vendors.

Net cash used in investing activities increased by $20,000, from $3,000 provided by investing activities for the three months ended March 31, 2017 to $17,000 used in investing activities for the three months ended March 31, 2018. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand licenses. This increase in cash used was due to the increase in slot machine and equipment purchases.

Net cash provided by financing activities was $-0- for the three months ended March 31, 2018 and 2017.

Operations and Liquidity Management

For the three months ended March 31, 2018, we recognized net income of $311,000, an increase in the net income of $216,000 from the $95,000 net income for the three months ended March 31, 2017. For the three months ended March 31, 2018, we generated $343,000 in cash from operating activities versus $15,000 for the three months ended March 31, 2017, an increase of $328,000.

We have made marked improvements in performance and experienced an increase in the number of signed lease and sales agreements for our slot machines with our latest theme offerings during the quarter, and are exploring the use of a new slot machine cabinet design. In addition, we continue to develop new proprietary and licensed game themes. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs as well as the development of new slot machine themes and new cabinets.

As of March 31, 2018, our cash balance was $603,000 and our current gross cash requirements are between approximately $250,000 to $290,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2018:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$306,041	$102,451	$203,590	$—	$—
Debt obligations (2)	125,000	125,000	—	—	—
Royalty fee obligation (3)	20,323	20,323	—	—	—
Total	$451,364	$247,774	$203,590	$—	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents outstanding amount of notes payable to related parties.

(3)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of March 31, 2018, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Historically, the Company has had net operating losses and negative cash flows from operations however during the quarter ended March 31, 2018, it realized net income, increased revenues, and cash flows from operations and has maintained and sustained a working capital surplus. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and card clubs. Based on our current financial condition, cash flow projections, product development and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2018, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Enhancements were made to our internal controls over financial reporting during the year ended December 31, 2017, effective as of January 1, 2018, due to the implementation of the new revenue guidance under ASC 606. Although the new revenue standard had an immaterial impact on our operations and revenue, we did implement changes to our processes related to revenue recognition and the control activities within them. This included the implementation of new policies based on the five-step model provided in the new revenue guidance, contract review procedures during the proposal stage, the implementation of standard warranty and theme conversion terms and conditions, and information gathered for the enhanced disclosures enclosed herein.

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

Date: May 15, 2018	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

