Form 10-Q
period 2018-06-30
Lightning Gaming, Inc.
filed 2018-08-14
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of August 14, 2018; 33,300,000 shares of Nonvoting Common Stock as of August 14, 2018; and -0- shares of Series A Nonvoting Capital Stock as of August 14, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017 (audited);
2	Unaudited Consolidated Condensed Statements of Operations for the three months ended June 30, 2018 and 2017;
3	Unaudited Consolidated Condensed Statements of Operations for the six months ended June 30, 2018 and 2017;
4	Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current Assets
Cash	$419,789	$276,111
Accounts Receivable, net	611,066	293,761
Inventory	242,987	121,962
Prepaid Expenses and Other Current Assets	376,176	108,593
Total Current Assets	1,650,018	800,427

Property and Equipment, net	75,656	109,486

Other Assets	8,193	8,193
License Fees, net of accumulated amortization	11,283	6,283

Total Assets	$1,745,150	$924,389

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$100,025	$122,008
Accrued Expenses	58,547	85,104
Deferred Revenue	241,350	—
Notes Payable – Related Party	—	125,000
Total Current Liabilities	399,922	332,112

Long-Term Liabilities	38,185	43,185

Commitments (Note 6)

Stockholders' Equity
Preferred Stock: $0.001 par value; authorized 10,000,000 shares; Series A Nonvoting Capital Stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common Stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,654,383 shares outstanding	4,917	4,917

Nonvoting Common Stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 shares issued and outstanding	33,300	33,300

Additional Paid in Capital	30,406,936	30,384,996
Accumulated Deficit	(29,118,299)	(29,854,310)
Treasury Stock, 261,902 shares, at cost	(19,811)	(19,811)
Total Stockholders’ Equity	1,307,043	549,092

Total Liabilities and Stockholders’ Equity	$1,745,150	$924,389

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2018 and 2017

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$572,134	$539,363
Sales of gaming products and parts	1,837,859	32,903
Total revenues	2,409,993	572,266

Costs and operating expenses
Cost of products sold	1,249,205	8,713
Operating expenses	171,945	117,176
Research and development	91,880	89,071
Selling, general and administrative expenses	455,481	499,607
Depreciation and amortization	14,264	30,129
Total costs and operating expenses	1,982,775	744,696

Operating income (loss)	$427,218	$(172,430)

Non-operating expense
Interest expense	(2,378)	—
Net income (loss)	$424,840	$(172,430)
Net income (loss) per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$0.01	$(0.00)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding-basic and diluted	4,654,383	4,688,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2018 and 2017

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$1,120,494	$1,123,905
Sales of gaming products and parts	2,285,293	233,116
Total revenues	3,405,787	1,357,021

Costs and operating expenses
Cost of products sold	1,284,390	16,779
Operating expenses	284,602	237,411
Research and development	183,828	179,604
Selling, general and administrative expenses	879,821	929,754
Depreciation and amortization	32,291	70,863
Total costs and operating expenses	2,664,932	1,434,411

Operating income (loss)	$740,855	$(77,390)

Non-operating expense
Interest expense	(4,844)	—
Net income (loss)	$736,011	$(77,390)
Net income (loss) per share including Nonvoting Common and Series A Nonvoting shares-basic and diluted	$0.02	$(0.00)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding-basic and diluted	4,654,383	4,688,474
Weighted average Nonvoting Common shares outstanding-basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018 and 2017

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)

Net Cash Provided by Operating Activities	$312,736	$3,744

Cash Flows From Investing Activities
Purchase of equipment	(34,058)	(14,332)
(Increase) decrease in license fees	(10,000)	12,500

Net Cash Used in Investing Activities	(44,058)	(1,832)

Cash Flows From Financing Activities
Repayment of notes payable	(125,000)	—

Net Cash Used in Financing Activities	(125,000)	—

Net Increase in Cash	143,678	1,912

Cash - Beginning of period	276,111	252,306

Cash - End of period	$419,789	$254,218

Supplemental Disclosure of Non-Cash Financing Activities:
Transfers of inventory and equipment, net	$40,598	$18,304

Supplemental Information:
Cash paid for interest	$4,844	$—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2018

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business:

Lightning Gaming, Inc. (the “Company”) was incorporated on March 1, 2007 and on January 29, 2008, completed a merger (the “Merger”) with Lightning Poker, Inc. (“Lightning Poker”) which became a wholly-owned subsidiary of the Company.

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

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2017 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company had net income for the three and six months ended June 30, 2018, recognized a significant increase in revenue during the quarter, had cash flows from operations, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. The Company has increased the number of sales contracts during 2018, and based on our current financial condition, cash flow projections, anticipated revenues, and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective January 1, 2018, the Company adopted Accounting Standard Codification 606 (“ASC 606”) with regards to revenue recognition as described more fully below.

The Company has a reserve for uncollectible accounts of $6,593 and $11,639 as of June 30, 2018 and December 31, 2017, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables. During the six months ended June 30, 2018, the Company did not consider any of its accounts receivable to be uncollectible.

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

The amendments in this update as well as the targeted and codification improvements issued in July 2018, are effective for fiscal and interim periods beginning after December 15, 2018. The Company is gathering the information and performing the analyses required before the standard’s effective date to determine the impact this guidance will have on our consolidated financial statements.

Note 2.  Inventory

Inventory consists of the following:

	June 30, 2018	December 31, 2017
Finished products	$73,744	$56,100
Raw materials and work in process	169,243	65,862
Inventory	$242,987	$121,962

Note 3.  Property and Equipment

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Equipment, principally gaming equipment under lease	$3,383,163	$3,789,081
Delivery truck	28,140	28,140
Furniture and fixtures	104,313	100,041
Leasehold improvements	91,794	91,794
Property and equipment	3,607,410	4,009,056
Less accumulated depreciation	(3,531,754)	(3,899,570)
Property and equipment, net	$75,656	$109,486

Depreciation expense related to the property and equipment included in the consolidated condensed Statements of Operations was $11,764 and $27,629 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $27,291 and $65,863, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.  License Fees

License fees consist of the following:

	June 30, 2018	December 31, 2017
Purchased licenses	$351,605	$341,605
Less accumulated amortization	(340,322)	(335,322)
License fees, net	$11,283	$6,283

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated condensed Statements of Operations relating to the purchased licenses was $2,500 and $5,000 for each of the three and six months ended June 30, 2018 and 2017, respectively.

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2018	$1,945
2019	3,333
2020	3,333
2021	2,222
$10,833

Note 5.  Notes Payable – Related Party

Notes payable consist of the following:

	June 30, 2018	December 31, 2017

The Co-Investment Fund II, L.P. (“CI II”)	$—	$100,000
Brian Haveson (“BH”)	—	25,000
	$—	$125,000

In September 2017, the Company entered into a Loan Agreement (“Loan”) with The Co-Investment Fund II, L.P. (“CI II”) and Brian Haveson (“BH”), collectively the lenders, for the principal amount of $125,000 for working capital purposes. The Loan was secured by a Security Agreement among the Company and its subsidiaries in which substantially all of the Company’s assets were pledged as collateral. The Loan was evidenced by promissory notes that were due on September 1, 2018, together with interest at the rate of 8% per annum, and with the provision that they may be prepaid at any time with written consent of the lender(s).

The Company repaid the loans along with interest due on June 26, 2018.

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for each of the three months ended June 30, 2018 and 2017 was $33,811 and $33,045, respectively. Rental expense under this lease for each of the six months ended June 30, 2018 and 2017 was $69,741and $68,976, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2018	$51,331
2019	104,366
2020	106,975
2021	18,124
$280,796

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

In October 2014, the Company entered into a license agreement with Paws, Inc. to use the brand Garfield and associated family of characters in gaming devices distributed worldwide, except in the embargo countries of Cuba, Iran and Sudan. The initial term of the agreement ran from December 1, 2014 to November 30, 2017 and was subject to a guaranteed minimum royalty of $75,000. In December 2014, 2015, and 2016, the Company paid $25,000 as non-refundable advances against the guaranteed royalty. The guaranteed advanced payments were recoupable out of royalties earned on the license. The license period expired in November 2017 and the Company opted not to extend the agreement. All royalty obligations have been paid in full.

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

Note 6. Commitments (Continued)

commenced on January 31, 2016. The license period expired in October 2017 and the Company opted not to extend the agreement. All royalty obligations have been paid in full.

In July 2016, the Company entered into a license agreement with Ainsworth Game Technology Ltd. for the intellectual property rights to use certain game technology in slot machines titled as Flash Gordon, Ye Xian and Cash Flow. The term of the agreement ran from July 1, 2016 to March 30, 2018 with royalties based on a percentage of revenues earned on the slot machines running the aforementioned titles, payable on a quarterly basis with the first royalty payment due and paid for October 31, 2016. The license period expired in March 2018 and all royalty obligations have been paid in full.

At June 30, 2018, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$50,000
Advances made	(35,448)
Potential future payments	$14,552

As of June 30, 2018, the Company estimates that potential future royalty payments will be $14,552 for the year ending December 31, 2018.

Note 7. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger as described in Note 1, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options were granted at the discretion of the Board of Directors and the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option was determined by the Board of Directors at the time the option was granted, but in no event less than 100% of the fair market value of the common stock at the time of grant. Options previously granted will not be exercisable after 10 years from the grant date and under the terms of the plan, and no awards may be granted after October 16, 2017.

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

A summary of option transactions in 2018 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	375,000	$0.81
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2018	375,000	$0.81

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

A summary of option transactions in 2018 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	3,940,000	$0.28
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2018	3,940,000	$0.28
Options available for grant under the 2016 Plan at June 30, 2018	1,760,000

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended June 30, 2018 and 2017 was $10,894 and $11,173, respectively. Compensation expense related to these stock options for the six months ended June 30, 2018 and 2017 was $21,940 and $13,946, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

The following table summarizes information with respect to stock options outstanding at June 30, 2018:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	375,000	0.9	$0.81	-	375,000.09		$0.81	-
2016 Plan	3,940,000	8.7	$0.28	-	788,000	8.7	$0.28	-

The following table summarizes information with respect to stock options outstanding at December 31, 2017:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	375,000	1.4	$0.81	-	375,000	1.4	$0.81	-
2016 Plan	3,940,000	9.2	$0.28	-	-	-	-	-

As of June 30, 2018, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of June 30, 2018, there was approximately $157,312 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 3.7 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

Note 8.  Revenue

The Company generates revenue from leasing and selling slot machines and Poker Tables and from sales of parts and certain services relating to the slot machines and Poker Tables. Revenue is recognized on sales of products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable, and when the performance obligations under that agreement have been completed. This typically occurs when products are delivered and/or installed. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery or installation, revenue is allocated to each unit or service based upon its respective fair value against the total contract value, and revenue recognition is deferred on those units or services until each of the performance obligation requirements under the applicable section(s) of that agreement have been completed.

Revenue generated under operating leases is recognized when the performance obligation is satisfied. Lease agreements are based on either a fixed daily or monthly rate, or a pre-determined percentage of the monthly net “rake” or “participation” revenue collected for each Poker Table and slot machine, subject to monthly minimums and maximums. Customers under fixed daily rate agreements are invoiced on the first day of the month at the agreed upon daily rate per unit for the number of days the unit is leased during the month, typically the total number of days in the month. Customers under rake revenue agreements are invoiced when participation reports are

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

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

The cost of the warrantied and theme conversion items are borne by the Company. Historically, these costs have been immaterial and are expensed at time of issuance, however the Company has and will continue to assess these post-sales costs to determine whether they constitute performance obligations and should be recorded at time of sale. A contract asset will be recorded when the Company has a right to consideration in exchange for products or services that have been transferred to a customer. A contract liability will be recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received.

For the period ended June 30, 2018, contract liabilities increased by $241,350 due to cash received from customers and as of June 30, 2018, contract liabilities consisting of revenue expected to be recognized in future periods related to performance obligations (deferred revenue) was $241,350. For the six months ended June 30, 2018, the Company recorded no revenues related to performance obligations from prior periods.

The following table provides a breakdown of the revenue by category as included in the consolidated condensed Statements of Operations:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Lease and license fees:
Flat daily rate lease	$791,786	$765,178	$400,867	$355,272
Participation lease	328,708	358,727	171,267	184,091
	$1,120,494	$1,123,905	$572,134	$539,363
Sales of gaming products and parts:
Slot machine sales	$969,132	$227,240	$543,126	$30,240
Installation fees	940	1,688	—	1,688
Parts and ancillary items sales	1,315,221	4,188	1,294,733	975
	$2,285,293	$233,116	$1,837,859	$32,903

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 8.  Revenue (Continued)

The following table provides a breakdown of the lease revenue by product type:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Lease, license and service fees by product:
Slot machines	$1,112,515	$1,065,954	$567,170	$514,759
Poker Tables	7,979	57,951	4,964	24,604
	$1,120,494	$1,123,905	$572,134	$539,363

Note 9.  Income Taxes

The Company recognizes and measures deferred income tax assets and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

Due to the change in the corporate tax rate under the Tax Cuts and Jobs Act (“Tax Cuts”) signed into law in December 2017, a cumulative adjustment of $1,703,000 was made to the deferred tax asset and valuation allowance to account for the corporate tax rate reduction to 21% from 34%.

As of June 30, 2018, the Company has available, for federal and state income tax purposes, carryforwards of approximately $13,151,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 10.  Related Party Transactions

In September 2017, the Company borrowed $100,000 from The Co-Investment Fund II, L.P. (“CI II”) and $25,000 from its CEO/CFO and Director, Brian Haveson (“BH”). The notes were due on March 1, 2018 and include interest at the rate of 8% per annum, payable on a monthly basis. The proceeds of the loans were used for working capital purposes.

On March 1, 2018, the Co-Investment Fund II, L.P and Brian Haveson agreed to extend the maturity date on each of the promissory notes held to September 1, 2018. All other provisions of the notes remained unchanged and in full force. On June 26, 2018, the Company repaid the notes in full along with all interest due.

As of June 30, 2018, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners.

During the three months ended June 30, 2018 and 2017, respectively, interest expense on the notes from CI II and BH amounted to $2,378 and $-0-. During the six months ended June 30, 2018 and 2017, respectively, interest expense on the notes from CI II and BH amounted to $4,844 and $-0-.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 11. Concentration of Risk – Major Customers

The Company generated approximately 61% and 27% of its revenue from its top three customers for each of the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, accounts receivable from three casino customers represented 69% of total accounts receivable. At December 31, 2017, accounts receivable from four casino customers represented 43% of total accounts receivable. One customer represented 46% of the total accounts receivable balance as of June 30, 2018 and one customer represented 18% of the accounts receivable balance as of December 31, 2017.

Note 12. Subsequent Event

On July 17, 2018, the Company entered into a Master Loan Agreement (the “Loan”) with PDS Gaming LLC (“PDS” or the “Lender”) to make a series of advances under the Loan in the principal amount of up to $2,500,000 for the purposes of financing the purchase or manufacturing of equipment. The Loan will be evidenced by Promissory Notes (each a “Note” and collectively the “Notes”) executed by the Company payable to the order of the Lender, and secured by a Security Agreement dated of even date with the Loan, between the Company and the Lender (the “Security Agreement”) granting a security interest to the Lender in all of the Company’s right, title and interest in and to personal property, tangible and intangible, wherever located or situated and whether now owned or acquired or created. The Loan will be advanced, in parts, pursuant to the Loan and in the amounts of each Note during the advance period which expires on July 17, 2019. Each subsequent advance will be made at the Lender’s sole and absolute discretion.

The Notes will bear interest on the outstanding principal amount at the lessor of the maximum rate or interest rate specified on each note based on a 360 day year. Payments consisting of principal and interest, as well as “Contingent Interest Payments” of $3.50 per day for each on-line day up to a maximum of 730 on-line days for each unit financed under the Note are due and payable monthly. Each Note matures in 36 months and Contingent Interest Payments mature 48 months after the respective closing of each Note. Monthly payments on the initial advance, dated July 17, 2018 and evidenced by a Note in the principal amount of $489,989 and interest at an annual rate of 11%, will commence on August 17, 2018 and will mature on July 17, 2021.

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 183 slot machines out on lease or revenue share in 30 different casinos and cruise ships. We are registered as an approved vendor to distribute products to gaming venues located in 14 state jurisdictions.

We recognized net income of $736,011 and generated $312,736 of cash from operations in the six months ended June 30, 2018.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2018 were $2,410,000 compared to $572,000 for the comparable prior year period, an increase of $1,838,000. This increase was attributable to the sales of slot machines and related parts, which increased by $1,805,000 to $1,838,000 for the three months ended June 30, 2018 as compared to $33,000 for the three months ended June 30, 2017. Lease and license fees increased by $33,000 to $572,000 for the three months ended June 30, 2018 as compared to $539,000 for the three months ended June 30, 2017.

The increase in sales of slot machines is attributable to the success of our latest game titles under the Screaming Links line of games. A majority of the units sold were initially under lease agreements so while the for-sale market of our slot machines is successfully generating revenue and cash flow, it has and will continue to reduce the recurring revenue install base. The for-sale market reduced recurring revenue machines by 14 in 2017 and 52 in 2018. In addition, the Company had a large parts sale to one customer, generating $1,293,000 in revenues.

The increase in lease revenues of $33,000 was mainly attributable to the increase in the average number of slot machines installed during the quarter, averaging 195 for the three months ended June 30, 2018 versus 183 for the three months ended June 30, 2017. This is net of a reduction in Poker Table lease revenue of $19,000 due to the decrease in the recurring Poker Tables out on lease.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2018 were $8,000 for 40 slot machines sold and $1,241,000 for parts sales as compared to $9,000 for the three months ended June 30, 2017 for 6 slot machines sold.

Operating Expenses

Operating expenses increased $55,000 to $172,000 for the three months ended June 30, 2018, from $117,000 for the three months ended June 30, 2017. This increase was primarily the result of the reversal of license fees accrued in 2016 which were reduced by agreement with the licensor in 2017, as well as the increase in payroll and related benefit costs associated with the addition of an assembly technician in 2018.

Research and Development Expenses

Research and development expenses increased by $3,000 to $92,000 for the three months ended June 30, 2018, from $89,000 for the three months ended June 30, 2017. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $45,000 to $455,000 for the three months ended June 30, 2018, from $500,000 for the three months ended June 30, 2017. This decrease was attributable to the reduction in payroll and benefit costs associated with the elimination of a salesperson in September 2017 and the decrease in lab fees associated with new product testing.

Depreciation and Amortization

Depreciation and amortization decreased by $16,000 to $14,000 for the three months ended June 30, 2018 from $30,000 for the three months ended June 30, 2017. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated and/or sold during 2018 and 2017.

Interest Expense

Interest expense increased $2,000 for the three months ended June 30, 2018 from $-0- for the three months ended June 30, 2017, the result of the promissory notes taken in September 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue

The Company’s revenues for the six months ended June 30, 2018 were $3,406,000 compared to $1,357,000 for the comparable prior year period, an increase of $2,049,000. Sales of slot machines increased by $741,000 to $970,000 for the six months ended June 30, 2018 from $229,000 for the six months ended June 30, 2017. This increase was attributable to the popularity of our latest game titles under the Screaming Links line of games. In addition, the Company had a large parts sale to one customer, which generated $1,293,000 in revenues.

Lease and license fees, however decreased by a net of $3,000 to $1,121,000 for the six months ended June 30, 2018 as compared to $1,124,000 for the six months ended June 30, 2017. The decrease in lease revenues was attributable to the decrease in recurring Poker Table leases as well as the sale of slot machines on lease. The for-sale market reduced recurring revenue machines by 17 in 2017 and an additional 52 in the first half of 2018.

Cost of Products Sold

For the six months ended June 30, 2018, cost of products sold increased $1,267,000 to $1,284,000 from $17,000 for the six months ended June 30, 2017. This increase was due to the increase in parts and slot machines sales in 2018 versus 2017.

Operating Expenses

Operating expenses increased $48,000 to $285,000 for the six months ended June 30, 2018, from $237,000 for the six months ended June 30, 2017. This increase was the result of the reversal of license fees accrued in 2016 which were reduced by agreement with the licensor in 2017, the increase in payroll and related benefit costs associated with the addition of an assembly technician in 2018, as well as the increase in slot machine conversion costs during the year.

Research and Development Expenses

Research and development expenses increased by $4,000 to $184,000 for the six months ended June 30, 2018, from $180,000 for the six months ended June 30, 2017. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $50,000 to $880,000 for the six months ended June 30, 2018, from $930,000 for the six months ended June 30, 2017. This decrease was due to the decreases in lab fees associated with new product testing, license fees, as well as payroll and related commission and travel expenses associated with the elimination of a regional salesperson in September of 2017.

Depreciation and Amortization

Depreciation and amortization decreased $39,000 from $71,000 for the six months ended June 30, 2017 to $32,000 for the six months ended June 30, 2018. This decrease was from assets built and placed in gaming venues in prior years that were sold or are now fully depreciated.

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

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2018	2017	Change
Net cash provided by operating activities	$312,736	$3,744	$308,992
Net cash used in investing activities	(44,058)	(1,832)	(42,226)
Net cash used in financing activities	(125,000)	—	(125,000)
Net increase in cash	143,678	1,912	$141,766
Cash, beginning of year	276,111	252,306
Cash, end of period	$419,789	$254,218

Discussion of Statement of Cash Flows

For the six months ended June 30, 2018, cash provided by operating activities increased $309,000 to $313,000 as compared to $4,000 for the six months ended June 30, 2017. The increase in cash provided by operating activities was due to the increase in net income for the period as well as the timing of receipts from customers and payments to creditors, suppliers and vendors.

Net cash used in investing activities increased by $42,000, from $2,000 for the six months ended June 30, 2017 to $44,000 for the six months ended June 30, 2018. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand and purchased licenses. This increase in cash used was due to the increase in slot machines and purchased licenses.

Net cash used in financing activities increased by $125,000 for the six months ended June 30, 2018 due to the repayment of notes payable that occurred in June 2018.

Operations and Liquidity Management

For the six months ended June 30, 2018, we had net income of $736,000, a positive swing in income of $813,000 from the $77,000 net loss for the six months ended June 30, 2017. For the six months ended June 30, 2018, we generated $313,000 in cash from operating activities versus $4,000 for the six months ended June 30, 2017, an increase of $309,000.

We have made marked improvements in performance with the increase in sales of our slot machines with our latest theme offerings and continue to develop new proprietary and licensed game themes. In addition, we are planning the deployment of a new slot machine cabinet design by the end of the year to boost our recurring revenue install base. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and gaming venues as well as the development of new slot machine themes and new cabinets.

As of June 30, 2018, our cash balance was $420,000 and our current gross cash requirements are between approximately $250,000 to $290,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and the purchase of the hardware components for our products.

Based on our cash flow projections, anticipated revenues, and financing agreements, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2018:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$280,796	$103,082	$177,714	$—	$—
Royalty fee obligation (2)	14,552	14,552	—	—	—
Total	$295,348	$117,634	$177,714	$—	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of June 30, 2018, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company had net income for the three and six months ended June 30, 2018, recognized a significant increase in revenue during the quarter, had cash flows from operations, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current financial condition, cash flow projections, product development, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2018, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: August 14, 2018	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

