Form 10-Q
period 2018-09-30
Lightning Gaming, Inc.
filed 2018-11-14
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of November 14, 2018; 33,300,000 shares of Nonvoting Common Stock as of November 14, 2018; and -0- shares of Series A Nonvoting Capital Stock as of November 14, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017 (audited);
2	Unaudited Consolidated Condensed Statements of Operations for the three months ended September 30, 2018 and 2017;
3	Unaudited Consolidated Condensed Statements of Operations for the nine months ended September 30, 2018 and 2017;
4	Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current Assets
Cash	$761,496	$276,111
Restricted Cash	221,859	—
Accounts Receivable, net	884,649	293,761
Inventory	730,161	121,962
Deposits with Vendors	399,706	—
Prepaid Expenses and Other Current Assets	126,934	108,593
Total Current Assets	3,124,805	800,427

Property and Equipment, net	49,463	109,486

Other Assets	8,193	8,193
License Fees, net of accumulated amortization	10,172	6,283

Total Assets	$3,192,633	$924,389

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$96,910	$122,008
Accrued Expenses	55,879	85,104
Current Portion of Long-Term Notes Payable	363,374	—
Interest Payable	4,759	—
Notes Payable – Related Party	—	125,000
Total Current Liabilities	520,922	332,112

Long-Term Debt and Other Liabilities
Long-Term Notes Payable	827,189	—
Other Long Term Liabilities	35,475	43,185
Total Long-Term Debt and Other Liabilities	862,664	43,185

Commitments (Note 8)

Stockholders' Equity
Preferred Stock: $0.001 par value; authorized 10,000,000 shares; Series A Nonvoting Capital Stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common Stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued; 4,649,383 and 4,688,474 shares outstanding at September 30, 2018 and December 31, 2017, respectively	4,917	4,917

Nonvoting Common Stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 shares issued and outstanding	33,300	33,300

Additional Paid in Capital	30,417,830	30,384,996
Accumulated Deficit	(28,626,189)	(29,854,310)
Treasury Stock, 266,902 and 261,902 shares, at cost, as of September 30, 2018 and December 31, 2017, respectively	(20,811)	(19,811)
Total Stockholders’ Equity	1,809,047	549,092

Total Liabilities and Stockholders’ Equity	$3,192,633	$924,389

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2018 and 2017

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$540,708	$532,378
Sales of gaming products and parts	980,059	307,065
Total revenues	1,520,767	839,443

Costs and operating expenses
Cost of products sold	294,928	17,963
Operating expenses	115,079	108,672
Research and development	99,234	96,203
Selling, general and administrative expenses	494,158	556,171
Depreciation and amortization	11,324	21,846
Total costs and operating expenses	1,014,723	800,855

Operating income	$506,044	$38,588

Non-operating expense
Interest expense	(13,934)	(329)
Net income	$492,110	$38,259
Net income per common share – basic and diluted	$0.01	$0.00
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,649,655	4,688,474
Weighted average Common shares outstanding - diluted	5,024,655	5,063,474
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,240,000	37,240,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2018 and 2017

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$1,661,201	$1,656,284
Sales of gaming products and parts	3,265,352	540,181
Total revenues	4,926,553	2,196,465

Costs and operating expenses
Cost of products sold	1,579,318	34,743
Operating expenses	399,682	346,083
Research and development	283,062	275,807
Selling, general and administrative expenses	1,373,979	1,485,926
Depreciation and amortization	43,614	92,708
Total costs and operating expenses	3,679,655	2,235,267

Operating income (loss)	$1,246,898	$(38,802)

Non-operating expense
Interest expense	(18,777)	(329)
Net income (loss)	$1,228,121	$(39,131)
Net income (loss) per common share – basic and diluted	$0.03	$(0.00)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,652,790	4,688,474
Weighted average Common shares outstanding - diluted	5,027,790	5,063,474
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,240,000	36,287,473

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018 and 2017

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)

Net Cash Used In Operating Activities	$(307,413)	$(2,748)

Cash Flows From Investing Activities
Purchase of equipment	(39,906)	(27,237)
(Increase) decrease in license fees	(10,000)	18,750

Net Cash Used in Investing Activities	(49,906)	(8,487)

Cash Flows From Financing Activities
Purchase of treasury stock	(1,000)
Proceeds from notes payable	1,213,553	125,000
Repayment of notes payable	(147,990)	—

Net Cash Provided by Financing Activities	1,064,563	125,000

Net Increase in Cash and Restricted Cash	707,244	113,765

Cash and Restricted Cash - Beginning of period	276,111	252,306

Cash and Restricted Cash - End of period	$983,355	$366,071

Supplemental Disclosure of Non-Cash Financing Activities:
Transfers of inventory and equipment, net	$62,425	$18,304

Supplemental Information:
Cash paid for interest	$14,018	$—

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2018

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Popeye	•	Jumbo Fish Stacks
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Jungle Jackpots
•	Olive Oyl’s Jumbo Stacks	•	Just Jackpots
•	Flash Gordon	•	Lightning Lotto
•	Garfield	•	Penny Palooza
•	Around the World in 80 Days	•	Screaming Links Multi
•	Beauty and the Beast	•	Si Shou
•	Candy Cash	•	Si Xiang
•	Cash Flow	•	Slotto
•	Cinderella	•	Snow White
•	Duck Dynamite	•	Swamp Fever
•	Fins N Wins	•	Swamp Frenzy
•	Golden Egg	•	Vampires Fortune
•	Goyaate	•	Year of the Horse
•	Great Balls of Fire	•	Ye Xian
•	Hao Yun	•	Zhang Jiao
•	Hua Mulan	•	Zuo Ci

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

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2017 were derived from the Company’s audited financial statements, but do not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company had net income for the three and nine months ended September 30, 2018, recognized a significant increase in revenue during the year, has obtained financing to fund inventory purchases, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. The Company has increased the number of sales contracts during 2018, and based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective January 1, 2018, the Company adopted Accounting Standard Codification 606 (“ASC 606”) with regards to revenue recognition as described more fully below.

The Company has a reserve for uncollectible accounts of $6,593 and $11,639 as of September 30, 2018 and December 31, 2017, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables. During the nine months ended September 30, 2018, the Company did not consider any of its accounts receivable to be uncollectible.

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

See Note 10, Revenue, for additional disclosures required under this guidance.

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

The amendments in this update as well as the targeted and codification improvements issued in July 2018, are effective for fiscal and interim periods beginning after December 15, 2018. The Company has gathered the information and is performing the analyses required before the standard’s effective date to determine the impact this guidance will have on our consolidated financial statements.

Note 2.  Cash and Restricted Cash

The amount included in restricted cash represents funds set aside for equipment purchases from loan proceeds and notes payable advances. See Note 6, Notes Payable, for more information on notes payable transactions.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated condensed Balance Sheets that sum to the total of the same such amounts shown in the consolidated condensed Statements of Cash Flows:

	September 30, 2018	December 31, 2017
Cash	$761,496	$276,111
Restricted Cash	221,859	—
Cash and Restricted Cash	$983,355	$276,111

Note 3.  Inventory

Inventory consists of the following:

	September 30, 2018	December 31, 2017
Finished products	$453,083	$56,100
Raw materials and work in process	277,088	65,862
Inventory	$730,161	$121,962

Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2018	December 31, 2017
Equipment, principally gaming equipment	$1,820,561	$3,789,081
Delivery truck	28,140	28,140
Furniture and fixtures	104,313	100,041
Leasehold improvements	91,794	91,794
Property and equipment	2,044,808	4,009,056
Less accumulated depreciation	(1,995,345)	(3,899,570)
Property and equipment, net	$49,463	$109,486

Depreciation expense related to the property and equipment included in the consolidated condensed Statements of Operations was $10,213 and $19,346 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $37,503 and $85,208, respectively.

Note 5.  License Fees

License fees consist of the following:

	September 30, 2018	December 31, 2017
Purchased licenses	$351,605	$341,605
Less accumulated amortization	(341,433)	(335,322)
License fees, net	$10,172	$6,283

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated condensed Statements of Operations relating to the purchased licenses was $1,111 and $2,500 for three months ended September 30, 2018 and 2017, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $6,111 and $7,500, respectively.

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2018	$834
2019	3,783
2020	3,333
2021	2,222
$10,172

Note 6.  Notes Payable

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

Note 6.  Notes Payable (Continued)

title and interest in and to personal property, tangible and intangible, wherever located or situated and whether now owned or acquired or created. The Loan will be advanced, in parts, pursuant to the Loan and in the amounts of each Note during the advance period which expires on July 17, 2019. Each subsequent advance will be made at the Lender’s sole and absolute discretion.

The Notes will bear interest on the outstanding principal amount at the lesser of the maximum rate or interest rate specified on each note based on a 360 day year. Payments consisting of principal and interest, as well as “Contingent Interest Payments” (“CIP”) of $3.50 per day for each on-line day up to a maximum of 730 on-line days for each unit financed under the Note are due and payable monthly. Each Note matures in 36 months and Contingent Interest Payments mature 48 months after the respective closing of each Note.

Monthly payments on the initial advance (“Advance 1”), evidenced by a Note in the principal amount of $489,989, commenced on August 17, 2018. Monthly payments on the second advance (“Advance 2”), evidenced by a Note in the principal amount of $723,565, will commence on October 18, 2018.

Notes payable consist of the following:

	Advance Date	Maturity Date	Interest Rate	September 30, 2018	December 31, 2017

Advance 1	7/17/2018	7/17/2021	11%	$466,998	$—
Advance 2	9/18/2018	9/18/2021	11%	723,565	—
Total Notes Payable				1,190,563	—
Less: amounts classified as current				(363,374)	—
Long-Term Notes Payable				$827,189	$—

Interest expense relating to these Notes for the three and nine months ended September 30, 2018 was $13,934. There were no CIP payments for the three and nine months ended September 30, 2018.

Principal repayments on the Notes are as follows:

Year Ending December 31,	Amount
2018	$87,170
2019	373,572
2020	417,212
2021	312,609
$1,190,563

Note 7.  Notes Payable – Related Party

Notes payable – related party consist of the following:

	September 30, 2018	December 31, 2017

The Co-Investment Fund II, L.P. (“CI II”)	$—	$100,000
Brian Haveson (“BH”)	—	25,000
	$—	$125,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 7. Notes Payable – Related Party (Continued)

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

See Note 12, Related Party Transactions, for more information on notes payable transactions.

Note 8. Commitments

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for each of the three months ended September 30, 2018 and 2017 was $35,930. Rental expense under this lease for each of the nine months ended September 30, 2018 and 2017 was $105,671 and $104,906, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2018	$25,876
2019	104,366
2020	106,975
2021	18,124
$255,341

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

At September 30, 2018, the Company had total license fee commitments and advances made as follows:

Minimum Commitments
Total royalty and license fee commitments	$50,000
Advances made	(38,846)
Potential future payments	$11,154

As of September 30, 2018, the Company estimates that potential future royalty payments will be $11,154 for the year ending December 31, 2018.

Note 9. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger as described in Note 1, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options were granted at the discretion of the Board of Directors and the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option was determined by the Board of Directors at the time the option was granted, but in no event less than 100% of the fair market value of the common stock at the time of grant. Options previously granted will not be exercisable after 10 years from the grant date under the terms of the plan, and no awards may be granted after October 16, 2017.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

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

A summary of option transactions in 2018 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	375,000	$0.81
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2018	375,000	$0.81

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

A summary of option transactions in 2018 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	3,940,000	$0.28
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2018	3,940,000	$0.28
Options available for grant under the 2016 Plan at September 30, 2018	1,760,000

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Compensation expense related to stock options for the three months ended September 30, 2018 and 2017 was $10,894 and $11,097, respectively. Compensation expense related to these stock options for the nine months ended September 30, 2018 and 2017 was $32,834 and $25,043, respectively.

The following table summarizes information with respect to stock options outstanding at September 30, 2018:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	375,000	0.6	$0.81	-	375,000.06		$0.81	-
2016 Plan	3,940,000	8.4	$0.28	-	788,000	8.4	$0.28	-

The following table summarizes information with respect to stock options outstanding at December 31, 2017:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	375,000	1.4	$0.81	-	375,000	1.4	$0.81	-
2016 Plan	3,940,000	9.2	$0.28	-	-	-	-	-

As of September 30, 2018, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of September 30, 2018, there was approximately $150,050 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 3.4 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

In computing earnings per share, the Company's Nonvoting Stock is considered a participating security. Each share of Nonvoting Stock has identical rights, powers, limitations and restrictions in all respects as each share of common stock of the Company including

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9. Stockholder’s Equity (Continued)

the right to receive the same consideration per share payable in respect of each share of common stock, except that holders of Nonvoting Stock shall have no voting rights or powers whatsoever.

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated condensed Statements of Operations:

	September 30, 2018	September 30, 2017
Common Stock	375,000	375,000
Nonvoting Common Stock	3,940,000	3,940,000

The following table reconciles the changes in stockholder’s equity for the nine months ended September 30, 2018:

	Common Stock	Nonvoting Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
Balances at December 31, 2017	$4,917	$33,300	$30,384,996	$(29,854,310)	$(19,811)	$549,092
Net income	—	—	—	311,171	—	311,171
Stock based compensation	—	—	11,047	—	—	11,047
Balances at March 31, 2018	4,917	33,300	30,396,043	(29,543,139)	(19,811)	871,310
Net income	—	—	—	424,840	—	424,840
Stock based compensation	—	—	10,893	—	—	10,893
Balances at June 30, 2018	4,917	33,300	30,406,936	(29,118,299)	(19,811)	1,307,043
Net income	—	—	—	492,110	—	492,110
Acquisition of treasury stock	—	—	—	—	(1,000)	(1,000)
Stock based compensation	—	—	10,894	—	—	10,894
Balances at September 30, 2018	$4,917	$33,300	$30,417,830	$(28,626,189)	$(20,811)	$1,809,047

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9. Stockholder’s Equity (Continued)

The following table reconciles the changes in stockholder’s equity for the nine months ended September 30, 2017:

	Common Stock	Nonvoting Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
Balances at December 31, 2016	$4,917	$33,300	$30,348,856	$(29,626,354)	$(18,811)	$741,908
Net income	—	—	—	95,040	—	95,040
Stock based compensation	—	—	2,275	—	—	2,275
Balances at March 31, 2017	4,917	33,300	30,351,131	(29,531,314)	(18,811)	839,223
Net loss	—	—	—	(172,430)	—	(172,430)
Stock based compensation	—	—	11,672	—	—	11,672
Balances at June 30, 2017	4,917	33,300	30,362,803	(29,703,744)	(18,811)	678,465
Net income	—	—	—	38,259	—	38,259
Stock based compensation	—	—	11,097	—	—	11,097
Balances at September 30, 2017	$4,917	$33,300	$30,373,900	$(29,665,485)	$(18,811)	$727,821

Note 10.  Revenue

The Company generates revenue from leasing and selling slot machines and Poker Tables and from sales of parts and certain services relating to the slot machines and Poker Tables. Revenue is recognized on sales of products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable, and when the performance obligations under that agreement have been completed. This typically occurs when products are delivered and/or installed. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery, installation, or placement of the product on the gaming floor (“placement fees”), revenue is allocated to each unit or service based upon its respective fair value against the total contract value, and revenue recognition is deferred on those units or services until each of the performance obligation requirements under the applicable section(s) of that agreement have been completed.

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

Note 10.  Revenue (Continued)

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

For the three months ended September 30, 2018, contract liabilities decreased by $241,350 and revenue recognized related to performance obligations outstanding as of June 30, 2018 was $241,350. For the nine months ended September 30, 2018, the Company recorded no revenues related to performance obligations from prior periods.

The following table provides a breakdown of the revenue by category as included in the consolidated condensed Statements of Operations:

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Lease and license fees:
Flat daily rate lease	$1,176,210	$1,110,313	$393,424	$347,534
Participation lease	473,591	543,571	144,884	184,844
Placement fees	11,400	2,400	2,400	—
	$1,661,201	$1,656,284	$540,708	$532,378
Sales of gaming products and parts:
Slot machine sales	$1,712,332	$533,680	$743,200	$306,440
Installation fees	940	1,688	—	—
Parts and ancillary items sales	1,552,080	4,813	236,859	625
	$3,265,352	$540,181	$980,059	$307,065

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 10.  Revenue (Continued)

The following table provides a breakdown of the lease revenue by product type:

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Lease and license fees by product:
Slot machines	$1,647,449	$1,572,389	$534,934	$506,434
Poker Tables	13,752	83,895	5,774	25,944
	$1,661,201	$1,656,284	$540,708	$532,378

Note 11.  Income Taxes

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

As of September 30, 2018, the Company has available, for federal and state income tax purposes, carryforwards of approximately $12,668,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

Note 12.  Related Party Transactions

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

As of September 30, 2018, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners.

During the three months ended September 30, 2018 and 2017, respectively, interest expense on the notes from CI II and BH amounted to $0 and $329. During the nine months ended September 30, 2018 and 2017, respectively, interest expense on the notes from CI II and BH amounted to $4,844 and $329.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 13. Concentration of Risk – Major Customers

The Company generated approximately 56% and 20% of its revenue from its top three customers for each of the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, accounts receivable from three casino customers represented 71% of total accounts receivable. At December 31, 2017, accounts receivable from four casino customers represented 43% of total accounts receivable. One customer represented 31% of the total accounts receivable balance as of September 30, 2018 and one customer represented 18% of the accounts receivable balance as of December 31, 2017.

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

In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. The current slot machine products are:

•	Popeye	•	Jumbo Fish Stacks
•	Popeye’s Bonus Voyage	•	Jungle Book
•	Popeye’s Seven Seas	•	Jungle Jackpots
•	Olive Oyl’s Jumbo Stacks	•	Just Jackpots
•	Flash Gordon	•	Lightning Lotto
•	Garfield	•	Penny Palooza
•	Around the World in 80 Days	•	Screaming Links Multi
•	Beauty and the Beast	•	Si Shou
•	Candy Cash	•	Si Xiang
•	Cash Flow	•	Slotto
•	Cinderella	•	Snow White
•	Duck Dynamite	•	Swamp Fever
•	Fins N Wins	•	Swamp Frenzy
•	Golden Egg	•	Vampires Fortune
•	Goyaate	•	Year of the Horse
•	Great Balls of Fire	•	Ye Xian
•	Hao Yun	•	Zhang Jiao
•	Hua Mulan	•	Zuo Ci

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines. Our gaming products feature advanced graphics and engaging games and are based on licensed, well-recognized brands, cartoon characters and proprietary non-branded themes.

Our Poker Table is designed to increase revenue and security while helping to reduce the labor costs associated with poker play. Our Poker Table achieves the goal of increasing revenue by allowing a larger number of hands to be played per hour, increasing the “rake” or per-hand fee collected by the operator commensurately. The elimination of a live dealer also reduces labor costs and permits more tables to be operational in jurisdictions where skilled poker dealers are in short supply. In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cashless accounting system. The newer version allows for cash management at the Poker Table. We ceased production of the Poker Table in 2010 and have been able to utilize the tables in stock since then to fulfill sales and lease orders.

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 172 slot machines out on lease or revenue share in 28 different casinos and cruise ships. We are registered as an approved vendor to distribute products to gaming venues located in 14 state jurisdictions.

We recognized net income of $1,228,121 in the nine months ended September 30, 2018.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2018 were $1,521,000 compared to $839,000 for the comparable prior year period, an increase of $682,000. This increase was attributable to the sales of slot machines and related parts, which increased by $673,000 to $980,000 for the three months ended September 30, 2018 as compared to $307,000 for the three months ended September 30, 2017. Lease and license fees increased by $9,000 to $541,000 for the three months ended September 30, 2018 as compared to $532,000 for the three months ended September 30, 2017.

The increase in sales of slot machines is attributable to the success of our latest game titles under the Screaming Links line of games. A majority of the units sold were initially under lease agreements so while the for-sale market of our slot machines is successfully generating revenue and cash flow, it has and will continue to reduce the recurring revenue install base. The for-sale market reduced recurring revenue machines by 14 in 2017 and 74 in 2018. In addition, the Company had a large parts sale to one customer, generating $232,000 in revenues.

The increase in lease revenues of $9,000 was mainly attributable to the increase of approximately $4.60 in the average daily rate for slot machines installed during the quarter. This is net of a reduction in Poker Table lease revenue of $20,000 due to the decrease in the recurring Poker Tables out on lease.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2018 were $72,000 for 65 slot machines sold and $223,000 for parts sales as compared to $18,000 for the three months ended September 30, 2017 for 28 slot machines sold.

Operating Expenses

Operating expenses increased $6,000 to $115,000 for the three months ended September 30, 2018, from $109,000 for the three months ended September 30, 2017. This increase was primarily the result of the increased cost of freight for inventory shipments as well as the increase in payroll and related benefit costs associated with the addition of an assembly technician in 2018, offset by the decrease in conversion costs on slot machine installs.

Research and Development Expenses

Research and development expenses increased by $3,000 to $99,000 for the three months ended September 30, 2018, from $96,000 for the three months ended September 30, 2017. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $62,000 to $494,000 for the three months ended September 30, 2018, from $556,000 for the three months ended September 30, 2017. This decrease was attributable to the reduction in payroll and benefit costs associated with the elimination of a salesperson and the uncollectible accounts receivable write-off that occurred in September 2017, as well as the decrease in lab fees associated with product testing.

Depreciation and Amortization

Depreciation and amortization decreased by $11,000 to $11,000 for the three months ended September 30, 2018 from $22,000 for the three months ended September 30, 2017. This decrease was the result of the reduction of depreciation for slot machines that were fully depreciated and/or sold during 2018 and 2017.

Interest Expense

Interest expense increased $14,000 for the three months ended September 30, 2018 from $300 for the three months ended September 30, 2017, the result of the advances taken on the notes payable in both July and September 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue

The Company’s revenues for the nine months ended September 30, 2018 were $4,927,000 compared to $2,196,000 for the comparable prior year period, an increase of $2,731,000. Sales of slot machines increased by $1,179,000 to $1,712,000 for the nine months ended September 30, 2018 from $534,000 for the nine months ended September 30, 2017. This increase was attributable to the popularity of our latest game titles under the Screaming Links line of games. In addition, the Company had a large parts sale to one customer, which generated $1,525,000 in revenues.

Lease and license fees increased by a net of $5,000 to $1,661,000 for the nine months ended September 30, 2018 as compared to $1,656,000 for the nine months ended September 30, 2017. The increase in lease revenues was attributable to the increase in the average number of slot machines installed during the year offset by the decrease in recurring Poker Table leases.

Cost of Products Sold

For the nine months ended September 30, 2018, cost of products sold increased $1,544,000 to $1,579,000 from $35,000 for the nine months ended September 30, 2017. This increase was due to the increase in parts and slot machines sales in 2018 versus 2017.

Operating Expenses

Operating expenses increased $54,000 to $400,000 for the nine months ended September 30, 2018, from $346,000 for the nine months ended September 30, 2017. This increase was the result of the reversal of license fees accrued in 2016 which were reduced by agreement with the licensor in 2017, the increase in payroll and related benefit costs associated with the addition of an assembly technician in 2018, as well as the increase in slot machine freight costs during the year.

Research and Development Expenses

Research and development expenses increased by $7,000 to $283,000 for the nine months ended September 30, 2018, from $276,000 for the nine months ended September 30, 2017. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $112,000 to $1,374,000 for the nine months ended September 30, 2018, from $1,486,000 for the nine months ended September 30, 2017. This decrease was due to the decreases in lab fees associated with product testing as well as payroll and related commission and travel expenses associated with the elimination of a regional salesperson in September of 2017. In addition, an uncollectible accounts receivable account for $42,000 was written off during the nine months ended September 30, 2017; there were no write-offs of uncollectible accounts during the nine months ended September 30, 2018.

Depreciation and Amortization

Depreciation and amortization decreased $49,000 from $93,000 for the nine months ended September 30, 2017 to $44,000 for the nine months ended September 30, 2018. This decrease was from assets built and placed in gaming venues in prior years that were sold or are now fully depreciated.

Liquidity and Capital Resources

A discussion of our cash flows occurs below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2018	2017	Change
Net cash used in operating activities	$(307,413)	$(2,748)	$(304,665)
Net cash used in investing activities	(49,906)	(8,487)	(41,419)
Net cash provided by financing activities	1,064,563	125,000	939,563
Net increase in cash	707,244	113,765	$593,479
Cash and restricted cash, beginning of year	276,111	252,306
Cash and restricted cash, end of period	$983,355	$366,071

Discussion of Statement of Cash Flows

For the nine months ended September 30, 2018, cash used in operating activities increased $304,000 to $307,000 as compared to $3,000 for the nine months ended September 30, 2017. The increase in cash used in operating activities was due to the increase in deposits for and increases in inventory purchases for the period as well as the timing of receipts from customers and payments to creditors, suppliers and vendors.

Net cash used in investing activities increased by $42,000, from $8,000 for the nine months ended September 30, 2017 to $50,000 for the nine months ended September 30, 2018. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations, and brand and purchased licenses. This increase in cash used was due to the increase in slot machines and purchased licenses.

Net cash provided by financing activities increased by $940,000 for the nine months ended September 30, 2017 to $1,065,000 for the nine months ended September 30, 2018. This is the net result of the notes payable taken for the purchase of slot machine cabinet inventory of $1,214,000, less the principal repayments on these notes and the notes payable from related parties of $148,000 as well as the purchase of shares for the treasury of $1,000.

Operations and Liquidity Management

For the nine months ended September 30, 2018, we had net income of $1,228,000, a positive swing in income of $1,267,000 from the $39,000 net loss for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we used $307,000 in cash from operating activities versus $3,000 for the nine months ended September 30, 2017, an increase of $304,000.

We have made marked improvements in performance with the increase in sales of our slot machines with our latest theme offerings and continue to develop new proprietary and licensed game themes. In order to boost our recurring revenue install base, we have secured financing to fund the costs and deployment of a new slot machine cabinet design. Installations of the new cabinet commenced in October 2018 and we are expecting to install all cabinets in inventory with existing customers by the end of January 2019. In addition, cabinets on open purchase orders, i.e., cabinets ordered but not yet received, are being allocated to orders within jurisdictions awaiting gaming license approvals. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and gaming venues as well as the development of new slot machine themes and new cabinets.

As of September 30, 2018, our cash and restricted cash balance was $983,000 and our current gross cash requirements are between approximately $740,000 to $790,000 per month, principally for salaries, professional services, licenses, marketing, and office expenses. The monthly cash requirements include approximately $460,000 to $500,000 for the purchase of cabinets and hardware components for our slot machines which is being funded through financing agreements.

Based on our cash flow projections, anticipated revenues from our lease and sales agreements, and financing agreements, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2018:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$255,341	$94,878	$160,463	$—	$—
Notes payable (2)	1,190,563	363,374	827,189	—	—
Royalty fee obligation (3)	11,154	11,154	—	—	—
Total	$1,457,058	$469,406	$987,652	$—	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents principal payments on notes payable.

(3)	Represents guaranteed royalty fee for brand license.

Off-Balance Sheet Arrangements

As of September 30, 2018, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company had net income for the three and nine months ended September 30, 2018, recognized a significant increase in revenue during the nine months ended September 30, 2018, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current financial condition, cash flow projections, product development, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2018, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: November 14, 2018	Lightning Gaming, Inc.
	By:	Brian Haveson Chief Executive Officer and Director

