Form 10-K
period 2018-12-31
Lightning Gaming, Inc.
filed 2019-03-28
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

There is no public market for the registrant's stock. As of March 28, 2019, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s (voting) Common Stock, par value $0.001 per share, outstanding as of March 28, 2019 was 4,649,383. The number of shares of the registrant’s Nonvoting Common Stock, par value $0.001 per share, outstanding as of March 28, 2019 was 33,300,000. The number of shares of the registrant’s Preferred Stock, par value $0.001 per share, outstanding as of March 28, 2019 was -0-.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosures	18

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	29
2	Consolidated Balance Sheets as of December 31, 2018 and 2017;	30
3	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017;	32
4	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017;	33
5	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017;	34
6	Notes to Consolidated Financial Statements	35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	51
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	51
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
Item 13.	Certain Relationships and Related Transactions, and Director Independence	56
Item 14.	Principal Accountant Fees and Services	57
Item 15.	Exhibits and Financial Statement Schedules	57
Item 16.	Form 10-K Summary	57

PART I

Item 1.	Business.

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

When we expanded our products to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines. We currently have 236 video slot machines placed in 32 casinos in 58 jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency.

To date, we have secured 58 regulatory gaming licenses, including 41 from Native American tribes. We offer our video slot machine products in 16 state jurisdictions. We expect to be licensed in several additional jurisdictions during 2019 and over the next several years.

Our first product was The Lightning Poker Table ("Poker Table"), a fully automated electronic poker table that enabled up to ten players to make their wagers and game decisions via individual touch-screen betting stations. It utilized a software application written in Java, which runs on a Linux-based multi-game table platform. Our Poker Table received Gaming Laboratories Incorporated ("GLI") certification for a casino version of Texas Hold'em, Omaha, Omaha High/Low, and Tournament poker. In 2008, we developed a newer version of the Poker Table, which eliminated the need for a separate, stand-alone cash station and allowed for cash management at the table.

We ceased production of the Poker Table in 2010 and were able to utilize tables in stock that had previously been out on lease, to fulfill sales and lease orders obtained after then. During 2018, we determined that the Poker Tables in stock had no further use to the Company and no resale or scrap value, and wrote off the cost of the tables which had a net book value of $-0-. As of March 28, 2019, all Poker Table leases have been terminated and there are no remaining tables in stock.

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

Manufacture of Products

Cabinets for our slot machines are produced by a third-party manufacturer. The gaming software and artwork is created in our Boothwyn facility. The software and motherboard are loaded into the cabinets and the printed glass, topper, and any ancillary items are installed, if not already done so. The games are then tested and shipped from our Boothwyn, Pennsylvania facility.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 12 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 28, 2019, we have a total of 58 regulatory gaming licenses for our products, including regulatory gaming licenses in Native American jurisdictions, and we are preparing to file applications for several additional licenses in North America.

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

Our research and development expenses were $383,494 and $367,348 during the fiscal years ended December 31, 2018 and 2017, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2018 and 2017, there was no revenue from customers outside the United States. For the years 2018 and 2017, four and three casino customers accounted for 56% and 18%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 7% and 12% of our 2018 and 2017 revenues, respectively. As of December 31, 2018 and 2017, we had no long-lived assets outside the United States. As of December 31, 2018 and 2017, four casino customers accounted for 52% and 43%, respectively, of our net accounts receivable.

Employees

As of March 28, 2019, we had 12 full-time and 2 part-time employees as well as one consultant that provides engineering and game design services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

With the exception of the current year, we are a company that has generated operating revenue lower than operating costs since inception and are in the relatively early stages of switching our business focus from the manufacture of Poker Tables to slot machines. We are continually developing and testing new game software and new slot machine themes which may not appeal to customers and are in the early stages of a new cabinet design deployment. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development and possible cost overruns.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We generated a $1,019,060 net income for the year, however we have accumulated losses of $28,835,250 through the year ended December 31, 2018. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. There is currently no established public trading market for our common stock and we do not expect such a market to develop in the foreseeable future. Trading in our stock to date has been minimal and we have no reliable basis for reporting trading prices or bid prices.

Holders of record. On March 28, 2019, there were 73 shareholders of record of our common stock and one shareholder of record of our Nonvoting Common Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2018, with respect to our stock option plans under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”) and 5,700,000 under our 2016 Stock Option Plan (the “2016 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Plan	275,000 (1)	$.37	2,225,000
2016 Plan	3,940,000 (2)	$.13 (3)	1,760,000

(1) Stock options in 2007 were granted under Lightning Poker’s 2006 Equity Incentive Plan (the “2006 Plan”). After the Merger those options were exchanged for an equal number of the Company’s stock options under the 2007 Plan on substantially the same terms and conditions. All stock options granted after the Merger were granted under the 2007 Plan and are fully vested. No awards may be granted after October 16, 2017, the expiration date of the 2007 Plan.

(2) Stock options were granted on March 8, 2017 to employees with greater than one year of service on that date. All options were granted using a five-year vesting schedule and as of March 28, 2019, no options have been exercised.

(3) On November 30, 2018, the Board of Directors determined that it was in the best interests of the Company to approve the reduction in the exercise price of the options granted under the 2016 Plan based on current valuation information available. The market price of the Company’s stock was determined to be $.13 per share and the Board authorized the reduction of the option exercise price to that amount from the original $.28 per share.

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

Revenue Recognition

We generate revenue from leasing and selling our slot machines and Poker Tables and from sales of parts and certain services relating to our slot machines and Poker Tables. We recognize revenue on sales of our products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable and when the performance obligations under that agreement have been completed. This typically occurs when products are delivered and/or installed. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery, installation, or placement of the product on the gaming floor (“placement fees”), revenue is allocated to each unit or service based upon its respective fair value against the total contract value, and revenue recognition is deferred on those units or services until each of the performance obligation requirements under the applicable section(s) of that agreement have been completed.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. In addition, the Company considers changes in our business strategy and the industry as a whole in assessing recoverability of its long-lived assets. Any resulting impairment loss will be measured and recognized in the period in which the impairment becomes known. Based on the Company’s evaluation, there were no impairments for 2018 and 2017.

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

The amendments in this update are effective for fiscal and interim periods beginning after December 15, 2018. The Company completed its review and assessment of the impact that this guidance will have on our financial statements and has determined that one lease agreement for the Company’s corporate offices, as described in more detail in Note 6. Commitments, falls under the scope of this guidance as an operating lease. A balance sheet adjustment to record the amounts remaining on the lease as the Right of Use Asset, Lease Liability and to eliminate the balance remaining in the deferred rent as of January 1, 2019 will be made and there is no effect to prior periods.

In November 2016, the FASB issued an update under the Statement of Cash Flows topic which applies to entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts described as restricted cash or restricted cash equivalents, and that the amounts generally described as restricted cash and restricted cash equivalents be included in the beginning-of-period and end-of-period total amounts shown on the statement.

The amendments in this update became effective for interim periods and fiscal years beginning after December 15, 2017 and did not have a material impact on our financial statements.

Twelve Months Ended December 31, 2018 Compared to Twelve Months Ended December 31, 2017

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2018 were $5,680,000 compared to $2,788,000 for the prior year, an increase of $2,892,000. This increase was attributable to the popularity of our latest game titles under the Screaming Links line of games. Sales of slot machines and parts increased by $2,822,000 to $3,420,000 for the year ended December 31, 2018 from $598,000 for the year ended December 31, 2017. In addition, the Company had a large parts sale to one customer, which generated $1,525,000 in revenues.

The increase in lease revenues was attributable to the increase in the average number of slot machines installed during the year offset by the decrease in recurring Poker Table leases. Lease revenues increased by $69,000 to $2,259,000 for the year ended December 31, 2018 from $2,190,000 for the year ended December 31, 2017.

Cost of Products Sold

For the year ended December 31, 2018, cost of products sold increased $1,539,000 to $1,586,000 from $47,000 for the year ended December 31, 2017. This increase was due to the increase in parts and slot machines sales in 2018 versus 2017.

Operating Expenses

Operating expenses increased by $66,000 to $593,000 for the year ended December 31, 2018, from $527,000 for the year ended December 31, 2017. This increase was the result of the reversal of license fees accrued in 2016 which were reduced by agreement with the licensor in 2017, the increase in payroll and related benefit costs associated with the addition of an assembly technician in 2018, as well as the increase in slot machine freight costs during the year. In addition, parts that were no longer being used in production or were deemed to be unsalvageable totaling approximately $41,000 were written off in 2018.

Research and Development Expenses

Research and development expenses increased by $16,000 to $383,000 for the year ended December 31, 2018, from $367,000 for the year ended December 31, 2017. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,925,000 for the year ended December 31, 2018, a decrease of $34,000 from $1,959,000 for the year ended December 31, 2017. This decrease was due to the decrease in payroll and related commission and travel expenses associated with the elimination of a regional salesperson in September of 2017, and the write-off of an uncollectible accounts receivable account for $42,000 during 2017. These decreases were offset in part by the increases in payroll and payroll related expenses, mainly benefits, for compliance, finance and administrative personnel.

Depreciation and Amortization

Depreciation and amortization decreased by $30,000 to $83,000 for the year ended December 31, 2018 from $113,000 for the year ended December 31, 2017. This decrease was from assets built and placed in gaming venues in prior years that were sold or are now fully depreciated.

Net Interest Expense

Net interest expense increased $64,000 from $3,000 for the year ended December 31, 2017 to $67,000 for the year ended December 31, 2018. This increase was as a result of the increase in loans taken in 2018 versus 2017.

Income Tax Expense

Income tax expense increased $23,000 from $-0- for the year ended December 31, 2017 to $23,000 for the year ended December 31, 2018, and is from estimated tax due at the state level on income generated in 2018.

Liquidity and Capital Resources

Although we have historically incurred net losses, funded our operating costs, research and development activities, working capital investments and capital expenditures associated with our growth strategy with proceeds from the issuances of our stock and loans and proceeds from the sales of our gaming products, we recognized net income of $1,019,000 and generated cash flows from operations in 2018. These transactions that occurred in 2018 and 2017 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	2018	2017	Change
Net cash provided by (used in) operating activities	$201,000	$(66,000)	$267,000
Net cash used in investing activities	(1,536,000)	(35,000)	(1,501,000)
Net cash provided by financing activities	1,624,000	124,000	1,500,000
Net increase in cash	289,000	23,000	$266,000
Cash, beginning of year	276,000	253,000
Cash, end of period	$565,000	$276,000

For the twelve months ended December 31, 2018, net cash provided by operating activities increased $267,000 to $201,000 as compared to $66,000 cash used in operations for the twelve months ended December 31, 2017. The positive swing in cash provided by operating activities was primarily due to the net income experienced for the year in addition to the timing of receipts from customers, and the timing of payments to creditors, suppliers and vendors.

Net cash used in investing activities increased by $1,501,000 to $1,536,000 for the twelve months ended December 31, 2018, from $35,000 for the twelve months ended December 31, 2017. Cash is used in investing activities to produce slot machines and acquire brand and software licenses for our slot products. This increase in cash used was due to the increase in slot machines and purchased licenses.

Net cash provided by financing activities was $1,624,000 for the twelve months ended December 31, 2018, an increase of $1,500,000 from $124,000 for the twelve months ended December 31, 2017. This is the net result of the notes payable taken for the purchase of slot machine cabinet inventory of $1,876,000, less the principal repayments on these notes of $126,000 and the notes payable from related parties of $125,000 as well as the purchase of shares for the treasury of $1,000.

Operations and Liquidity Management

For the year ended December 31, 2018, we had net income of $1,019,000, a positive swing in income of $1,247,000 from the $228,000 net loss for the year ended December 31, 2017. For the twelve months ended December 31, 2018, we generated $201,000 in cash from operating activities versus $66,000 cash used in operating activities for the twelve months ended December 31, 2017, an increase of $267,000. At December 31, 2018, our cash balance was $565,000.

The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to develop slot machines that are appealing to the marketplace, and continue to obtain the regulatory approvals required to distribute our products. In order to boost our recurring revenue install base, we have secured financing to fund the costs and deployment of a new slot machine cabinet, the installations of which commenced in October 2018, and we continue to develop new slot machine themes.

Our current operating cash requirements are approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and approximately $500,000 for the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations during 2019.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2018:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$229,465	$104,366	$125,099	$-	$-
Debt obligations (2)	1,750,411	572,298	1,178,113	-	-
Total	$1,979,876	$676,664	$1,303,212	$-	$-

(1)	Represents operating lease agreements for office and warehouse facility.

(2)	Represents principal payments on notes payable.

Off-Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Lightning Gaming, Inc. and subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes and financial statement schedule listed in item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards general accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2015.

Wyomissing, Pennsylvania

March 28, 2019

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash	$565,461	$276,111
Accounts receivable, net	415,466	293,761
Inventory	584,221	121,962
Prepaid expenses	124,887	108,593
Deposits with vendors	553,760	—
Total Current Assets	2,243,795	800,427

Property and Equipment, net	1,497,373	109,486

Other assets	8,193	8,193
License fees, net of accumulated amortization	9,339	6,283

Total Assets	$3,758,700	$924,389

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	December 31, 2018	December 31, 2017
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$191,751	$122,008
Accrued expenses	98,241	85,104
Income tax payable	23,000	—
Current portion of long-term debt	572,298	—
Notes payable – related party	—	125,000
Accrued interest	12,891	—
Total Current Liabilities	898,181	332,112

Long-Term Debt and Other Liabilities
Long-Term Notes Payable	1,178,113	—
Other Long Term Liabilities	32,344	43,185
Total Long-Term Debt and Other Liabilities	1,210,457	43,185

Total Liabilities	2,108,638	375,297

Commitments (Note 6)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2018 and 2017	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued at December 31, 2018 and 2017, 4,649,383 and 4,654,383 shares outstanding at December 31, 2018 and 2017, respectively	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding at December 31, 2018 and 2017	33,300	33,300

Additional paid in capital	30,467,906	30,384,996
Accumulated deficit	(28,835,250)	(29,854,310)
Treasury stock, 266,902 and 261,902 shares, at cost, as of December 31, 2018 and 2017, respectively	(20,811)	(19,811)
Total Stockholders’ Equity	1,650,062	549,092

Total Liabilities and Stockholders’ Equity	$3,758,700	$924,389

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2018	December 31, 2017
Revenues
Lease, license and service fees	$2,259,216	$2,189,981
Sales of gaming products and parts	3,420,434	597,913
Total revenues	5,679,650	2,787,894

Costs and operating expenses
Cost of products sold	1,585,589	46,597
Operating expenses	593,400	527,013
Research and development	383,494	367,348
Selling, general and administrative expenses	1,925,053	1,959,479
Depreciation and amortization	83,110	112,564
Total costs and operating expenses	4,570,646	3,013,001

Operating income (loss)	1,109,004	(225,107)

Non-operating expense
Interest expense	(66,944)	(2,849)
Net income (loss) before income taxes	1,042,060	(227,956)
Income tax expense	(23,000)	—
Net income (loss)	$1,019,060	$(227,956)
Net income (loss) per common share - basic	$0.03	$(0.01)

Net income (loss) per common share – diluted	$0.02	$(0.01)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,651,931	4,680,815
Weighted average Common shares outstanding - diluted	5,024,739	5,055,815
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,240,000	36,527,562

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2018 and 2017

	Common Stock		Nonvoting Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance January 1, 2017	4,916,285	$4,917	33,300,000	$33,300	$30,348,856	$(29,626,354)	227,811	$(18,811)	$741,908

Net Loss	—	—	—	—	—	(227,956)	—	—	(227,956)

Purchase of stock for the treasury	—	—	—	—	—	—	34,091	(1,000)	(1,000)

Stock based compensation	—	—	—	—	36,140	—	—	—	36,140

Balance December 31, 2017	4,916,285	4,917	33,300,000	$33,300	30,384,996	(29,854,310)	261,902	(19,811)	549,092

Net income	—	—	—	—	—	1,019,060	—	—	1,019,060

Purchase of stock for the treasury	—	—	—	—	—	—	5,000	(1,000)	(1,000)

Stock based compensation	—	—	—	—	82,910	—	—	—	82,910

Balance December 31, 2018	4,916,285	$4,917	33,300,000	$33,300	$30,467,906	$(28,835,250)	266,902	$(20,811)	$1,650,062

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$1,019,060	$(227,956)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83,110	112,564
Stock based compensation	82,910	36,140
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(121,705)	158,430
Increase in inventory	(399,833)	(1,716)
Increase in prepaid expenses	(16,294)	(13,013)
Increase in deposits with vendors	(553,760)	—
Increase (decrease) in accounts payable	69,743	(72,931)
Increase (decrease) in accrued expenses	13,136	(48,903)
Increase in income tax payable	23,000	—
Increase in accrued interest	12,891	—
Decrease in other long-term liabilities	(10,841)	(8,358)
Net cash provided by (used in) operating activities	201,417	(65,743)

Cash flows from investing activities
Purchase of equipment	(1,526,478)	(56,075)
(Increase) decrease in license fees	(10,000)	21,623

Net cash used in investing activities	(1,536,478)	(34,452)

Cash flows from financing activities
Proceeds from notes payable	1,876,241	—
Repayment on notes payable	(125,830)	—
Proceeds and repayment of notes payable – related party	(125,000)	125,000
Purchase of treasury stock	(1,000)	(1,000)
Net cash provided by financing activities	1,624,411	124,000

Net increase in cash and restricted cash	289,350	23,805
Cash and restricted cash beginning	276,111	252,306
Cash and restricted cash ending	$565,461	$276,111

Supplemental Disclosure of Non-Cash Financing Activities:

Transfers of inventory and equipment, net	$62,425	$18,304

Supplemental Information:

Cash paid for interest	$54,053	$2,849

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statement

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. For the year ended December 31, 2018, the Company had net income and cash flows from operations, recognized a significant increase in revenue during the year, has obtained financing to fund inventory purchases, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos. Based on our current financial condition, cash flow projections and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

A summary of the Company’s significant accounting policies is as follows:

Revenue Recognition: The Company generates revenue from leasing and selling slot machines and Poker Tables and from sales of parts and certain services relating to the slot machines and Poker Tables. Revenue is recognized on sales of products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable and when the performance obligations under that agreement have been completed. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery, installation, or placement of the product on the gaming floor (“placement fees”), revenue is allocated to each unit or service based upon its respective fair value against the total contract value, and revenue recognition is deferred on those units or services until each of the performance obligation requirements under the applicable section(s) of that agreement have been completed.

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

For the years 2018 and 2017, there was no revenue generated from customers outside the United States. Four and three casino customers accounted for 56% and 18% of our revenues for the years ended December 31, 2018 and 2017, respectively. One casino group represented 7% and 12% of total revenues for each of the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, the Company recorded no revenues related to performance obligations from prior periods.

Effective January 1, 2018, the Company adopted Accounting Standard Codification 606 (“ASC 606”) with regards to revenue recognition as described more fully in Note 8 below.

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

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, a specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company has a reserve of $6,593 and $11,639 as of December 31, 2018 and 2017, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables. During the years ended December 31, 2018 and 2017, respectively, the Company wrote off $715 and $42,692 of accounts receivable considered to be uncollectible.

At December 31, 2018 and 2017, accounts receivable from four casino customers represented 52% and 43%, respectively, of total accounts receivable. One customer represented 21% and 18% of the total accounts receivable balance as of December 31, 2018 and 2017, respectively.

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the Statement of Operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally-developed software costs as well as employee and product costs associated

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

with the development of our products. As of December 31, 2018 and 2017, no amounts had been capitalized.

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

The Company has assessed its tax position and does not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Statement of Operations. The Company has determined that there are no unrecognized tax benefits, and accordingly, has not recognized any interest or penalties during 2018 and 2017 related to unrecognized tax benefits. There is no accrual for interest or penalties as of December 31, 2018 and 2017. The Company files U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2015 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2018 or 2017.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. The evaluation performed for 2018 and 2017 did not result in an impairment.

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	December 31, 2018	December 31, 2017
Stock options	4,215,000	4,315,000

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2018	December 31, 2017
Finished products	$403,080	$56,100
Raw materials	181,141	65,862
Inventory	$584,221	$121,962

Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value.

During 2018, the Company started using a new slot machine cabinet design for lease and sale. The cabinets, which are manufactured by a third-party and include monitors, toppers, stands and certain electronic components, are shown as finished products. Raw materials primarily consist of the flash drives, motherboards, spare parts and interchangeable electronic components for the slot machines.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Equipment, principally gaming equipment	$3,208,481	$3,789,081
Delivery truck	28,140	28,140
Furniture and fixtures	104,314	100,041
Leasehold improvements	91,794	91,794
Property and equipment	3,432,729	4,009,056
Less accumulated depreciation	(1,935,356)	(3,899,570)
Property and equipment, net	$1,497,373	$109,486

During the year ended December 31, 2018, the Company determined that the Poker Tables that had previously been out on lease and returned from customers had no further use to the Company and no resale or scrap value. The Company wrote off the cost and corresponding accumulated depreciation of these Poker Tables of $1,276,039, with a $-0- net book value.

Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $76,166 and $102,564 for the years ended December 31, 2018 and 2017, respectively.

Note 4. License Fees

License fees consist of the following:

	December 31, 2018	December 31, 2017
Purchased licenses	$351,605	$341,605
Less accumulated amortization	(342,266)	(335,322)
License fees, net	$9,339	$6,283

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated Statements of Operations and relating to the purchased licenses was $6,944 and $10,000 for the years ended December 31, 2018 and 2017, respectively.

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2019	$3,783
2020	3,333
2021	2,223
$9,339

Note 5.  Notes Payable

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

Note 5.  Notes Payable (Continued)

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

The Notes will bear interest on the outstanding principal amount at the lesser of the maximum rate or interest rate specified on each note based on a 360 day year. Payments consisting of principal and interest, as well as “Contingent Interest Payments” (“CIP”) of $3.50 per day for each on-line day up to a maximum of 730 on-line days for each unit financed under the Note are due and payable monthly. Each Note matures in 36 months and CIP obligations mature 48 months after the respective closing of each Note.

Monthly payments of $16,083 on the initial advance (“Advance 1”), evidenced by a Note in the principal amount of $489,989, commenced on August 17, 2018. Monthly payments of $23,741 on the second advance (“Advance 2”), under a Note in the principal amount of $723,565, commenced on October 18, 2018. Monthly payments of $21,743 under the next advance (“Advance 3”), evidenced by a Note in the principal amount of $662,686, commenced on December 15, 2018.

Notes payable consist of the following:

	Advance Date	Maturity Date	Interest Rate	December 31, 2018	December 31, 2017

Advance 1	7/17/2018	7/17/2021	11%	$431,407	$—
Advance 2	9/18/2018	9/18/2021	11%	671,986	—
Advance 3	11/15/2018	11/15/2021	11%	647,018	—
Total Notes Payable				1,750,411	—
Less: amounts classified as current				(572,298)	—
Long-Term Notes Payable				$1,178,113	$—

Interest expense and CIP obligations relating to these Notes were $54,939 and $7,161, respectively, for the year ended December 31, 2018.

The following table lists the principal payments due on the Notes as of December 31, 2018:

Year Ending December 31,	Amount
2019	$572,298
2020	639,133
2021	538,980
$1,750,411

On January 21, 2019, the Company closed on its next advance (“Advance 4”) under the Loan. See Note 12, Subsequent Event, for more information on the Advance 4 transaction.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 6.  Notes Payable – Related Party

Notes payable to related party consist of the following:

	December 31, 2018	December 31, 2017

The Co-Investment Fund II, L.P. (“CI II”)	$—	$100,000
Brian Haveson (“BH”)	—	25,000
	$—	$125,000

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

Rental expense is recognized on a straight-line basis over the life of the lease and is recorded as a deferred rent obligation during the abatement period. The deferred rent is reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments. Rental expense under this lease for the years ended December 31, 2018 and 2017 was $141,601 and $140,836, respectively.

Future minimum lease payments are as follows:

Year Ending December 31,	Amount
2019	$104,366
2020	106,975
2021	18,124
$229,465

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

Note 6. Commitments (Continued)

Spain for the remainder of the renewal term. In December 2013, the Company and Hearst Holdings executed a second renewal agreement which extended the license and sublicense renewal term for the period January 1, 2014 to December 31, 2016. A third renewal agreement was executed in January 2017, extending the license and sublicense renewal term for the period January 1, 2017 to December 31, 2018. The third renewal agreement was subject to a guaranteed minimum royalty of $50,000, $25,000 payable on or before December 31, 2017 and $25,000 payable on or before December 31, 2018. The license period has expired and the Company opted not to extend the agreement.

In October 2014, the Company entered into a license agreement with Paws, Inc. to use the brand Garfield and associated family of characters in gaming devices distributed worldwide. The initial term of the agreement ran from December 1, 2014 to November 30, 2017 and was subject to a guaranteed minimum royalty of $75,000. The Company paid $75,000 as non-refundable advances against the guaranteed royalty which were recoupable out of royalties earned on the license. The license period expired and the Company opted not to extend the agreement. All royalty obligations have been paid in full.

In November 2014, the Company entered into a license agreement with Hearst Holdings, Inc. for the worldwide distribution of gaming devices using Flash Gordon and associated family of characters. The initial term of the agreement ran from November 1, 2014 to October 31, 2017 with royalties based on a percentage of revenues earned on the license, payable on a quarterly basis. The license period has expired and the Company opted not to extend the agreement. All royalty obligations have been paid in full.

In July 2016, the Company entered into a license agreement with Ainsworth Game Technology Ltd for the intellectual property rights to use certain game technology in slot machines titled as Flash Gordon, Ye Xian and Cash Flow. The term of the agreement ran from July 1, 2016 to March 30, 2018 with royalties based on a percentage of revenues earned on the slot machines running the aforementioned titles, payable on a quarterly basis. The license period has expired and all royalty obligations have been paid in full.

As of December 31, 2018, the Company estimates that there will be no future royalty payments.

Note 7. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and, at December 31, 2018, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date and no awards may be granted after October 16, 2017, the expiration date of the 2007 Plan.

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

A summary of option transactions in 2018 and 2017 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2017	885,000	$1.80
Options granted	—	—
Options exercised	—	—
Options cancelled	(510,000)	2.53
Options outstanding at December 31, 2017	375,000	$.81
Options granted	—	—
Options exercised	—	—
Options cancelled	(100,000)	2.00
Options outstanding at December 31, 2018	275,000	$0.37
Options available for grant under the 2007 Plan at December 31, 2018	2,225,000

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

On November 30, 2018, the Board of Directors, based on current valuation information available, authorized the reduction of the option exercise price to $.13 per share which was determined to be the market price of the Company’s stock on that date. The Company calculated the incremental fair value by calculating the fair value of the options immediately before and immediately after the modification. The fair value of the options immediately before the repricing is based on assumptions (e.g., volatility, expected term, etc.) reflecting the current facts and circumstances on the modification date and therefore, differs from the fair value calculated on the grant date.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

A summary of option transactions in 2018 and 2017 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2017	—	$—
Options granted	4,015,000	0.13
Options exercised	—	—
Options cancelled	(75,000)	0.13
Options outstanding at December 31, 2017	3,940,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at December 31, 2018	3,940,000	$0.13
Options available for grant under the 2016 Plan at December 31, 2018	1,760,000

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and is adjusted for estimated forfeitures. The additional compensation expense arising from the modification of the exercise price amounted to $105,767 and is being recognized over the vesting period. Expense relating to the stock option plans was $82,910, which included $39,182 of cumulative incremental expense due to the option repricing, and $36,140 for the years ended December 31, 2018, and 2017, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2018:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	275,000	0.5	$0.37	—	275,000	0.5	$0.37	—
2016 Plan	3,940,000	8.2	$0.13	—	788,000	8.2	$0.13	—

The following table summarizes information with respect to stock options outstanding at December 31, 2017:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	375,000	1.4	$0.81	—	375,000	1.4	$0.81	—
2016 Plan	3,940,000	9.2	$0.13	—	—	—	—	—

As of December 31, 2018, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of December 31, 2018, there was approximately $202,110 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan, including $66,585 of incremental compensation expense

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 7. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

stemming from the option repricing. The cost is expected to be recognized over a weighted-average period of 3.2 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

Note 8. Revenue

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Year ended December 31,
	2018	2017
Lease, license and service fees:
Flat daily rate lease	$1,615,266	$1,508,802
Participation lease	613,197	677,029
Placement and license fees	30,753	4,150
	$2,259,216	$2,189,981

Sales of gaming products and parts:
Slot machine sales	$1,863,932	$588,680
Installation fees	940	2,581
Parts and ancillary items sales	1,555,562	6,652
	$3,420,434	$597,913

The following table provides a breakdown of the lease revenue by product type:

	Year ended December 31,
	2018	2017
Lease, license and service fees by product:
Slot machines	$2,242,250	$2,086,055
Poker Tables	16,966	103,926
	$2,259,216	$2,189,981

Note 9. Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Current tax expense:
Federal	$—	$—
State	23,000	—
	$23,000	$—

Deferred tax benefit (expense):
Federal	$(199,000)	$37,000
State	(106,000)	19,000
Valuation reserve	305,000	(56,000)
	$—	$—

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 9. Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	2018	2017
Deferred tax asset:
Net operating loss carryforward	$3,777,000	$3,993,000
Accounts receivable reserves	2,000	3,000
Property and equipment	(211,000)	(117,000)
Accrued expenses	61,000	61,000
Impairment charge	211,000	211,000
Start-up costs	10,000	14,000
Stock based compensation	78,000	55,000
Inventory reserves	3,000	4,000
Other	8,000	20,000
	3,939,000	4,244,000
Less valuation allowance	(3,939,000)	(4,244,000)
Net deferred taxes	$—	$—

Due to the change in the corporate tax rate under the Tax Cuts and Jobs Act (“Tax Cuts”) signed into law in December 2017, a cumulative adjustment of $1,703,000 was made to the deferred tax asset and valuation allowance to account for the corporate tax rate reduction to 21% from 34%.

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the Statements of Operations is as follows for the years ended December 31, 2018 and 2017.

	Year ended December 31,
	2018	2017
Federal tax benefit at statutory rate	$214,000	$(48,000)
State tax benefit net of federal taxes	104,000	(18,000)
Other	10,000	10,000
Increase (decrease) in valuation allowance	(305,000)	56,000
Income tax expense	$23,000	$—

As of December 31, 2018, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $13,110,000, which expire at various times through 2038. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the current financial statements.

Note 10. Related Party Transactions

In September 2017, the Company borrowed $100,000 from The Co-Investment Fund II, L.P. (“CI II”) and $25,000 from its CEO/CFO and Director, Brian Haveson (“BH”). The notes were due on March 1, 2018 and included interest at the rate of 8% per annum, payable on a monthly basis. The proceeds of the loans were used for working capital purposes. On March 1, 2018, CI II and BH agreed to extend the maturity date on each of the promissory notes held to September 1, 2018. All other provisions of the notes remained unchanged and in full force.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 10. Related Party Transactions (Continued)

As of December 31, 2018, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners.

During the years ended December 31, 2018 and 2017, respectively, interest expense on the notes from CI II and BH amounted to $4,844 and $2,849. The Company repaid the loans along with interest due on June 26, 2018.

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

The amendments in this update as well as the targeted and codification improvements issued in July 2018, are effective for fiscal and interim periods beginning after December 15, 2018. The Company completed its review and assessment of the impact that this guidance will have on our financial statements and has determined that one lease agreement for the Company’s corporate offices, as described in more detail in Note 6. Commitments, falls under the scope of this guidance as an operating lease. A balance sheet adjustment to record the amounts remaining on the lease as the Right of Use Asset, Lease Liability and to eliminate the balance remaining in the deferred rent as of January 1, 2019 will be made and there is no effect to prior periods.

In November 2016, the FASB issued an update under the Statement of Cash Flows topic which applies to entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts described as restricted cash or restricted cash equivalents, and that the amounts generally described as restricted cash and restricted cash equivalents be included in the beginning-of-period and end-of-period total amounts shown on the statement.

The amendments in this update became effective for interim periods and fiscal years beginning after December 15, 2017 and did not have a material impact on our financial statements.

Note 12. Subsequent Event

On January 21, 2019, the Company closed on Advance 4 under the Loan with PDS. The advance is evidenced by a Note in the principal amount of $581,700 and bears interest at an annual rate of 11%. Monthly payments of $19,085 commence on February 21, 2019, and the Note matures on January 21, 2022.

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

As of December 31, 2018, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) updated in 2013. Based on such evaluation, our management has concluded that, as of such date, our internal control over financial reporting was effective as of December 31, 2018.

Due to the implementation of the new revenue guidance under ASC 606, enhancements were made to our internal controls over financial reporting during the year ended December 31, 2017 that were effective as of January 1, 2018. Although the new revenue standard had an immaterial impact on our operations and revenue, we did implement changes to our processes related to revenue recognition and the control activities within them. This includes the implementation of new policies based on the five-step model provided in the new revenue guidance, contract review procedures during the proposal stage, the implementation of standard warranty and theme conversion terms and conditions, and information gathered for the enhanced disclosures.

Further enhancements to our internal controls over financial reporting were made as a result of the implementation of ASC 842 effective as of January 1, 2019. This included updating our accounting procedures relating to accounting for leases, adding the consideration of the criteria for determining the existence of leases within a contract during contract reviews, and updating the required disclosures relating to leases.

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

Name	Age	Position Held with the Company
Brian Haveson	55	Chairman, CEO, Director
Christopher Strano	46	President of Lightning Gaming, Inc.
Donald Caldwell	72	Director
Frederick Tecce	83	Director

Brian Haveson

Mr. Haveson has served as CEO of the Company since August 2007, CEO of Lightning Poker since October 1, 2006, President of the Company from August 2007 to December 2009, President of Lightning Poker from March 2008 to December 2009 and a director of Lightning Poker since June 2005. Since September 2018, Mr. Haveson has been serving as a member of the board of directors of CCA Industries, Inc. From 1994 through 2002, Mr. Haveson served as CFO and CEO of Nutri/System, Inc. Prior to that he was a manager for 4 years with Arthur Andersen in its Turnaround Group. Mr. Haveson received a Bachelor of Science degree in Aerospace Engineering from the University of Maryland and a Masters in Management from Purdue University. Mr. Haveson’s successful tenure as the CEO of Nutri/System and his consulting role at Arthur Andersen provide our Company with a seasoned and experienced CEO.

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

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including: Quaker Chemical Corporation (NYSE); Simplicity Esports and Gaming Company (OTC), f/k/a I-AM Capital Acquisition Company; InsPro Technologies Corporation (OTC); RootStock Software; Sagence Consulting; Voxware, Inc.; Haverford Trust Company; StoneRidge Investment Partners, LLC/Beltraith Capital, LLC; the South Australia Venture Capital Fund; the Pennsylvania Academy of the Fine Arts (Chairman Emeritus) and The Andalusia Foundation (Trustee). In addition to his role of director, Mr. Caldwell serves as Chairman of both Simplicity Esports and Gaming Company and InsPro Technologies Corporation, and is the Lead Director at Quaker Chemical Corporation.

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

Mr. Tecce has served on the board of the Pennsylvania Public School Employees' Retirement System Board, where he was appointed by Governor Tom Ridge in 1995, serving as chairman of the finance committee for five years. Mr. Tecce also serves on the board of another publicly-reporting company, InsPro Technologies Corp. In addition, he serves on the boards of Profectus BioSciences, Inc.and Nterra, Inc.

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2018 and 2017 to Brian Haveson, our and Lightning Poker’s principal executive officer, and Christopher Strano, President of Lightning Gaming (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (2)		Total ($)
Brian Haveson, Chairman and CEO	2018 2017	$252,141 $250,000	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	10,085 —	$262,226 $250,000

Christopher Strano, President of Lightning Gaming	2018 2017	$232,940 $220,800	$ $	5,000 —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	9,024 —	$246,964 $220,800

NOTES:

(1)	Mr. Strano was awarded and paid a $5,000 performance bonus in 2018. There were no other bonuses awarded or accrued in 2018 and 2017.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all full-time employees.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (mo/day/year)
Brian Haveson (1)	400,000	1,600,000	—	$0.13	3/8/2027
Christopher Strano (2)	250,000	—	—	$0.28	6/29/2019
	200,000	800,000	—	$0.13	3/8/2027

NOTES:

(1)	At December 31, 2018, Mr. Haveson held options to purchase an aggregate of 2,000,000 shares under the 2016 Plan which vest for 400,000 shares each March until 2022.
(2)	At December 31, 2018, Mr. Strano held options to purchase 250,000 shares under the 2007 Plan which were fully vested as of June 2014. Mr. Strano also held options to purchase an aggregate of 1,000,000 shares under the 2016 Plan which vest for 200,000 shares each March until 2022.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our (voting) Common Stock and Nonvoting Common Stock were beneficially owned as of March 28, 2019 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,649,383) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock			Nonvoting Common Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	1,021,000(2)		17.9%	33,300,000	100.0%
Fredrick C. Tecce (1)	611,000(2)	(3)	10.7%	33,300,000	100.0%
Brian Haveson	1,138,409(4)		19.9%	—	—
Christopher Strano	450,000(5)		7.9%	—	—
All directors and executive officers as a group (4 persons)	3,039,409(7)		53.2%	33,300,000	100.0%

5% Shareholder:
CI II and related parties (1) (2)	181,000(6)		3.2%	33,300,000	100.0%

(1)

CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO and Mr. Tecce is a managing director and counsel. Consequently, Cross Atlantic, Mr. Caldwell, and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.

(2)	Includes 181,000 shares owned by CI II.
(3)	Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)	Includes options to purchase 400,000 shares under the 2016 Stock Option Plan.
(5)	Consists of 250,000 and 200,000 options to purchase shares under the 2007 Equity Incentive and the 2016 Stock Option Plans, respectively.
(6)	The address of CI II and its manager, Cross Atlantic, is 150 North Radnor-Chester Road, Suite A225, Radnor, PA 19087.
(7)	Includes an aggregate of 850,000 shares that can be acquired through the exercise of options.

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

In September 2017, the Company borrowed $100,000 from The Co-Investment Fund II, L.P. (“CI II”) and $25,000 from its CEO/CFO and Director, Brian Haveson (“BH”). The notes were due on March 1, 2018 and included interest at the rate of 8% per annum, payable on a monthly basis. The proceeds of the loans were used for working capital purposes.

On March 1, 2018, CI II and BH agreed to extend the maturity date on each of the promissory notes held to September 1, 2018. All other provisions of the notes remained unchanged and in full force.

For 2017, interest on the notes held by CI II and BH amounted to $2,279 and $570, respectively. During 2017, the Company made monthly interest payments on the notes totaling $2,849. During 2018, interest expense on the notes from CI II and BH amounted to $3,879 and $964, respectively and the Company made monthly interest payments totaling $4,844. On June 26, 2018, the Company repaid the notes in full along with all interest due.

As of December 31, 2018, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners.

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as our principal accountant and registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2018.

Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our audit committee. All of our principal accountant’s services for our last two fiscal years, which consisted solely of audit services, were within the scope of the engagement that our audit committee approved before we entered into the engagement. The aggregate fees billed to us by Baker Tilly in 2018 and in 2017 were $102,703 and $93,161, respectively. All of Baker Tilly’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2018.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
3.3*	Certificate of Amendment to Articles of Incorporation (See Exhibit 3.1 to Form 8-K filed on July 27, 2015)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]

10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.7*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.8*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.9*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.10*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.11*	Debt Conversion Agreement between the Company and CI II dated August 6, 2015 (see Exhibit 10.1 to Form 8-K filed August 6, 2015)
10.12*	Amended and Restated Voting Agreement between the Company and the Stock Holders dated August 6, 2015 (see Exhibit 10.2 to Form 8-K filed August 6, 2015)
10.13*	Cancellation of Amended and Restated Voting Agreement between the Company and the Stock Holders dated September 28, 2015 (see Exhibit 10.1 for Form 8-K filed September 28, 2015)
10.14*	Changes in Registrant’s Certifying Accountant, Dismissal of Previous Independent Registered Public Accounting Firm dated November 16, 2015 and Engagement of New Independent Registered Public Accounting Firm dated November 17, 2015 (see Exhibit 16.1 for form 8-K/A as amended filed November 23, 2015)
10.15*(A)	2016 Stock Option Plan of the Company (see Exhibit A to Schedule 14C filed August 9, 2016)
10.16*	Master Loan Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.1 to Form 8-K filed July 18, 2018)
10.17*	Security Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.2 to Form 8-K filed July 18, 2018)
10.18*	Promissory Note issued by the Company to PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.3 to Form 8-K filed July 18, 2018)
21.1	List of subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350

101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	Chief Executive Officer, Director	March 28, 2019
Brian Haveson	(Principal Executive Officer)

/s/ Brian Haveson	Chief Financial Officer	March 28, 2019
Brian Haveson	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 28, 2019
Donald Caldwell

/s/ Frederick C. Tecce	Director	March 28, 2019
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2018 and 2017
	Balance at Beginning of period	Additions/ Charges to Costs and Expenses	Deductions / Writeoffs	Balance at End of Period
Year ended December 31, 2017

Allowance for deferred taxes	$5,891,000	$56,000	(1,703,000)	$4,244,000

Allowance for doubtful accounts	$12,331	$42,000	(42,692)	$11,639

Year ended December 31, 2018

Allowance for deferred taxes	$4,244,000	$—	(305,000)	$3,939,000

Allowance for doubtful accounts	$11,639	$—	(5,046)	$6,593

