Form 10-Q
period 2019-03-31
Lightning Gaming, Inc.
filed 2019-05-15
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of May 15, 2019; 33,300,000 shares of Nonvoting Common Stock as of May 15, 2019; and -0- shares of Series A Nonvoting Capital Stock as of May 15, 2019

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018;
4	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current Assets
Cash	$715,422	$565,461
Accounts receivable, net	406,776	415,466
Inventory	627,364	584,221
Prepaid expenses	162,962	124,887
Deposits with vendors	556,517	553,760
Total Current Assets	2,469,041	2,243,795

Property and Equipment, net	2,302,606	1,497,373

Right-of-Use asset - building	158,828	—
Other assets	8,193	8,193
License fees, net of accumulated amortization	8,506	9,339

Total Assets	$4,947,174	$3,758,700

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$198,644	$191,751
Accrued expenses	140,606	98,241
Income tax payable	27,362	23,000
Current portion of lease liability	93,317	—
Current portion of long-term debt	867,251	572,298
Accrued interest	24,120	12,891
Total Current Liabilities	1,351,300	898,181

Long-Term Debt and Other Liabilities
Long-Term Notes Payable	1,630,609	1,178,113
Long-Term Lease Liability	94,724	—
Other Long Term Liabilities	—	32,344
Total Long-Term Debt and Other Liabilities	1,725,333	1,210,457

Total Liabilities	3,076,633	2,108,638

Commitments (Note 7)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,484,132	30,467,906
Accumulated deficit	(28,630,997)	(28,835,250)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	1,870,541	1,650,062

Total Liabilities and Stockholders’ Equity	$4,947,174	$3,758,700

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2019 and 2018

	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$865,499	$548,360
Sales of gaming products and parts	727,138	447,433
Total revenues	1,592,637	995,793

Costs and operating expenses
Cost of products sold	413,803	35,184
Operating expenses	118,308	112,658
Research and development	108,111	91,948
Selling, general and administrative expenses	541,809	424,340
Depreciation and amortization	105,246	18,026
Total costs and operating expenses	1,287,277	682,156

Operating income	$305,360	$313,637

Non-operating expense
Interest expense	(94,807)	(2,466)
Net income before income taxes	210,553	311,171
Income tax expense	6,300	—
Net income	$204,253	$311,171
Net income per common share - basic	$0.01	$0.01
Net income per common share - diluted	$0.00	$0.01
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,649,383	4,654,383
Weighted average Common shares outstanding - diluted	4,924,383	5,029,383
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,268,889	37,240,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2019 and 2018

	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)

Net Cash Provided by Operating Activities	$312,157	$343,458

Cash Flows From Investing Activities
Purchase of equipment	(909,645)	(16,721)

Net Cash Used in Investing Activities	(909,645)	(16,721)

Cash Flows From Financing Activities
Proceeds from notes payable	925,432	—
Repayment of notes payable	(177,983)	—

Net Cash Provided by Financing Activities	747,449	—

Net Increase in Cash	149,961	326,737

Cash - Beginning of period	565,461	276,111

Cash - End of period	$715,422	$602,848

Supplemental Information:
Cash paid for:
Interest	$83,578	$2,466
Income taxes	$1,938	$—
Operating leases	$25,876	$25,245

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2019

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

Basis of Presentation:

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 28, 2019 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The balance sheet data as of December 31, 2018 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company had net income for the three months ended March 31, 2019, realized a significant increase in revenue for the period ending March 31, 2019 versus March 31, 2018, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. The Company has increased the number of lease contracts during 2019, and based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the most recent fiscal quarter, the Company adopted Accounting Standard Codification 842 (“ASC 842”) with regards to lease accounting as described more fully below.

The Company has a reserve for uncollectible accounts of $14,217 and $6,593 as of March 31, 2019 and December 31, 2018, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables. During the three months ended March 31, 2019 and 2018, respectively, the Company wrote off $7,624 and $-0- considered to be uncollectible.

Recent Accounting Pronouncements

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

The amendments in this update as well as the targeted and codification improvements issued in July 2018, became effective for fiscal and interim periods beginning after December 15, 2018. The Company adopted this guidance, referred to as ASC 842, effective January 1, 2019 using the optional transition method and has elected the package of practical expedients permitted under the transition guidance which allows, among other things, the carryforward of the historical lease classification. In addition, the Company has elected to use the hindsight practical expedient to determine the lease term for existing leases, and has elected to keep leases with a term of 12 months or less off of the balance sheet.

The Company has determined that one lease agreement for its corporate offices, as described in more detail in Note 6, Leases, falls under the scope of this guidance as an operating lease. A balance sheet adjustment to record the amounts remaining on the lease as the Right-of-Use Asset, Lease Liability and to eliminate the balance remaining in the deferred rent as of January 1, 2019 was made and there was no effect to prior periods. Payments under this lease are recognized in the consolidated condensed Statements of Operations on a straight-line basis.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2019	December 31, 2018
Finished products	$423,105	$403,080
Raw materials and work in process	204,259	181,141
Inventory	$627,364	$584,221

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

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2019	December 31, 2018
Equipment, principally gaming equipment under lease	$4,087,359	$3,208,481
Delivery truck	28,140	28,140
Furniture and fixtures	104,314	104,314
Leasehold improvements	91,794	91,794
Property and equipment	4,311,607	3,432,729
Less accumulated depreciation	(2,009,001)	(1,935,356)
Property and equipment, net	$2,302,606	$1,497,373

Depreciation expense related to the property and equipment included in the consolidated condensed Statements of Operations was $104,413 and $15,526 for the three months ended March 31, 2019 and 2018, respectively.

Note 4.  License Fees

License fees consist of the following:

	March 31, 2019	December 31, 2018
Purchased licenses	$351,605	$351,605
Less accumulated amortization	(343,099)	(342,266)
License fees, net	$8,506	$9,339

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated condensed Statements of Operations relating to the purchased licenses was $833 and $2,500 for the three months ended March 31, 2019 and 2018, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 4.  License Fees (Continued)

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2019	$2,950
2020	3,333
2021	2,223
$8,506

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

Interest expense and CIP obligations relating to these Notes were $58,320 and $36,487, respectively, for the three months ended March 31, 2019.

On March 29, 2019, the Lender agreed to increase the total principal amount that may be borrowed under the Loan from $2,500,000 to $5,500,000. All other terms of the Loan remain unchanged and in full force.

Notes payable consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	March 31, 2019	December 31, 2018

Advance 1	7/17/2018	7/17/2021	$489,989	$16,083	11%	$394,703	$431,407
Advance 2	9/18/2018	9/18/2021	$723,565	$23,741	11%	618,778	671,986
Advance 3	11/15/2018	11/15/2021	$662,686	$21,743	11%	586,747	647,018
Advance 4	1/21/2019	1/21/2022	$581,700	$19,085	11%	553,900	—
Advance 5	3/29/2019	3/29/2022	$343,732	$11,284	11%	343,732	—

Total Notes Payable						2,497,860	1,750,411
Less: amounts classified as current						(867,251)	(572,298)
Long-Term Notes Payable						$1,630,609	$1,178,113

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5. Notes Payable (Continued)

The following table lists the principal payments due on the Notes as of March 31, 2019:

Year Ending December 31,	Amount
2019	$641,046
2020	942,906
2021	861,769
2022	52,139
$2,497,860

On May 10, 2019, the Company closed on its next advance (“Advance 6”) under the Loan. In addition, PDS agreed to amend terms of each Note and certain terms and conditions of the Loan Agreement in the Second Amendment to Master Loan Agreement. See Note 12, Subsequent Events, for more information on the Advance 6 transaction and the terms of each amendment.

Note 6. Leases

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

Since the original lease inception, rental expense had been recognized on a straight-line basis over the life of the lease and was recorded as a deferred rent obligation during the abatement period. The deferred rent was reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments, which was identical to the lease expense that would have been recognized applying the principals under ASC 842. Since there was no difference in the lease versus rent expense calculation, there was no effect to prior periods and the balance sheet adjustment to record the remaining balances in the Right-of-Use Asset of $177,521, Lease Liability of $209,864, and to eliminate the balance remaining in the deferred rent account of $32,343 was made as of January 1, 2019.

The following table summarizes the right-of-use asset and lease liability as of March 31, 2019:

Right-of-Use Asset	$158,828

Lease Liability
Current	$93,317
Long-Term	94,724
$188,041

Lease expense for each of the three months ended March 31, 2019 and 2018 was $22,745.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Leases (Continued)

The following table summarizes the Company’s scheduled future minimum lease payments as of March 31, 2019:

Year Ended December 31:

2019	$78,490
2020	106,976
2021	18,124
Minimum lease payments	203,590
Less: imputed interest	(15,549)
Present value of minimum lease payments	188,041
Less: current maturities of lease liability	93,317
Long-term lease liability	$94,724

Note 7. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances. As of March 31, 2019, there are no royalty agreements in place and the Company estimates that there will be no future royalty payments.

Note 8. Stockholders’ Equity

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

Note 8.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

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

A summary of option transactions in 2019 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	275,000	$0.37
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2019	275,000	$0.37

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

A summary of option transactions in 2019 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	3,940,000	$0.13
Options granted	100,000	0.13
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2019	4,040,000	$0.13
Options available for grant under the 2016 Plan at March 31, 2019	1,660,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 8.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Compensation expense related to stock options for the three months ended March 31, 2019 and 2018 was $16,226 and $11,046, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2019:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	275,000	0.3	$0.37	-	275,000	0.3	$0.37	-
2016 Plan	4,040,000	8.0	$0.13	-	1,576,000	7.9	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2018:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	275,000	0.5	$0.37	-	275,000	0.5	$0.37	-
2016 Plan	3,940,000	8.2	$0.13	-	788,000	8.2	$0.13	-

As of March 31, 2019, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of March 31, 2019, there was approximately $187,551 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 3.0 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated condensed Statements of Operations:

	March 31, 2019	March 31, 2018
Common Stock	275,000	375,000
Nonvoting Common Stock	4,040,000	3,940,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 8.  Stockholders’ Equity (Continued)

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2019:

	Common Stock	Nonvoting Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
Balances at December 31, 2018	$4,917	$33,300	$30,467,906	$(28,835,250)	$(20,811)	$1,650,062
Net income	—	—	—	204,253	—	204,253
Stock based compensation	—	—	16,226	—	—	16,226
Balances at March 31, 2019	$4,917	$33,300	$30,484,132	$(28,630,997)	$(20,811)	$1,870,541

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2018:

	Common Stock	Nonvoting Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
Balances at December 31, 2017	$4,917	$33,300	$30,384,996	$(29,854,310)	$(19,811)	$549,092
Net income	—	—	—	311,171	—	311,171
Stock based compensation	—	—	11,047	—	—	11,047
Balances at March 31, 2018	$4,917	$33,300	$30,396,043	$(29,543,139)	$(19,811)	$871,310

Note 9.  Revenue

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

Note 9.  Revenue (Continued)

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

A contract asset, namely accounts receivable, is recorded when the performance obligations of the Company have been met and the customer has been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of March 31, 2019 and December 31, 2018, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of March 31, 2019 or December 31, 2018, respectively.

The following table provides a breakdown of the revenue by category as included in the consolidated condensed Statements of Operations:

	Three Months Ended March 31,
	2019	2018
Lease and license fees:
Flat daily rate lease	$641,215	$390,919
Participation lease	224,284	157,441
	$865,499	$548,360

Sales of gaming products and parts:
Slot machine sales	$727,138	$426,006
Installation fees	—	940
Parts and ancillary items sales	—	20,487
	$727,138	$447,433

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Revenue (Continued)

The following table provides a breakdown of the lease revenue by product type:

	Three Months Ended March 31,
	2019	2018
Lease and license fees by product:
Slot machines	$865,275	$545,346
Poker Tables	224	3,014
	$865,499	$548,360

Note 10.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2019, the Company has available, for federal and state income tax purposes, carryforwards of approximately $12,945,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax provision represents the amount of estimated state taxes payable based on the calculation of the apportioned pre-tax income, net of available state net operating loss deductions.

Note 11. Concentration of Risk – Major Customers

The Company generated approximately 51% and 45% of its revenue from its top three customers for each of the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, accounts receivable from four casino customers represented 40% of total accounts receivable. At December 31, 2018, accounts receivable from four casino customers represented 52% of total accounts receivable. One customer represented 21% of the total accounts receivable balance as of March 31, 2019 and one customer represented 21% of the accounts receivable balance as of December 31, 2018.

Note 12. Subsequent Events

On May 10, 2019, the Company closed on Advance 6 under the Loan with PDS with modified terms. The advance is evidenced by a Note in the principal amount of $581,700 and bears interest at an annual rate of 11%. Monthly payments of accrued interest only commence on June 10, 2019, and payments consisting of principal and interest of $15,878 commence on October 10, 2019. The Note matures on June 10, 2023 and includes CIP at $3.00 per day for each on-line day up to a maximum of 912 on-line days for each unit financed under the Note. CIP is due and payable monthly.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 12. Subsequent Events (Continued)

Effective April 15, 2019, PDS agreed to amend certain terms and conditions of the Loan Agreement in the Second Amendment to Master Loan Agreement, extending the advance period to 24 months after the initial advance date and changing the terms of the CIP in each Note. Each of the Notes executed prior to May 1, 2019 was amended extending the maturity dates from 36 to 48 months after each advance date, extending the CIP maturity date to 60 months after each advance date, and reducing the CIP from $3.50 to $3.00 per on-line day. The monthly payments under each Note were modified to reflect the extended maturity dates and the CIP days remaining were defined in each Note.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to:  the economic downturn in the gaming industry; the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing, and may also adversely affect the ability of our customers to purchase our product and services; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 268 slot machines out on lease or revenue share in 39 different casinos. We are registered as an approved vendor to distribute products to gaming venues located in 16 state jurisdictions.

We recognized net income of $204,253 and generated $312,157 of cash from operations in the three months ended March 31, 2019.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2019 were $1,593,000 compared to $996,000 for the comparable prior year period, an increase of $597,000. This increase was attributable to the popularity of our latest game titles under the Screaming Links line of games. Sales of slot machines increased by $280,000 to $727,000 for the three months ended March 31, 2019 as compared to $447,000 for the three months ended March 31, 2018. Lease and license fees increased by a net of $317,000 to $865,000 for the three months ended March 31, 2019 as compared to $548,000 for the three months ended March 31, 2018. The increase in lease revenues was attributable to the increase in the average number of slot machines installed during the period as well as an increase in the average daily rate of those machines, offset by the decrease in recurring Poker Table leases.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2019 were $414,000 as compared to $35,000 for the three months ended March 31, 2018. The average cost per unit of the products sold is significantly higher for the newer slot machine cabinet design, averaging $14,000 per machine for 30 units sold in the three months ended March 31, 2019 versus $1,000 per machine for 44 sold in the three months ended March 31, 2018.

Operating Expenses

Operating expenses increased $5,000 to $118,000 for the three months ended March 31, 2019, from $113,000 for the three months ended March 31, 2018. This increase was primarily the result of the increase in installation and freight costs, due to the increase in the slot machines installed during the period, as well as an increase in personnel costs, offset by the decrease in game conversion costs and the elimination of royalty fees for the period.

Research and Development Expenses

Research and development expenses increased by $16,000 to $108,000 for the three months ended March 31, 2019, from $92,000 for the three months ended March 31, 2018. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $118,000 to $542,000 for the three months ended March 31, 2019, from $424,000 for the three months ended March 31, 2018. This increase was due to several factors: 1) an increase in regulatory and license fees; 2) salary increases and the related increases in payroll costs; 3) an increase in travel, meals and entertainment costs for sales personnel; 4) an increase in lab fees associated with the latest themes on the new cabinet design; and 5) an increase in accounts receivable write offs for uncollectible accounts.

Depreciation and Amortization

Depreciation and amortization increased by $87,000 to $105,000 for the three months ended March 31, 2019 from $18,000 for the three months ended March 31, 2018. This increase was the result of the increase in fixed assets built and placed in service during the quarter.

Interest Expense

Interest expense increased $93,000 for the three months ended March 31, 2019, from $2,000 for the three months ended March 31, 2018, to $95,000 as a result of the loan agreement and promissory note advances made during the latter part of 2018 through March 2019.

Liquidity and Capital Resources

We recognized net income of $204,000 and generated cash flows from operations during the period and funded our working capital investments and capital expenditures associated with our growth strategy with proceeds from loans and proceeds from the sales of our gaming products. These transactions that occurred in the three months ended March 31, 2019 and 2018, respectively, are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2019	2018	Change
Net cash provided by operating activities	$312,157	$343,458	$(31,301)
Net cash used in investing activities	(909,645)	(16,721)	(892,924)
Net cash provided by financing activities	747,449	—	747,449
Net increase in cash	149,961	326,737	$(176,776)
Cash, beginning of year	565,461	276,111
Cash, end of period	$715,422	$602,848

Discussion of Statement of Cash Flows

For the three months ended March 31, 2019, cash provided by operating activities decreased $31,000 to $312,000 as compared to $343,000 for the three months ended March 31, 2018. The decrease in cash provided by operating activities was due to the decrease in net income for the period as well as the timing of receipts from customers and payments to creditors, suppliers and vendors.

Net cash used in investing activities increased by $893,000, from $17,000 provided by investing activities for the three months ended March 31, 2018 to $910,000 used in investing activities for the three months ended March 31, 2019. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines purchased and placed in service.

Net cash provided by financing activities was $748,000 for the three months ended March 31, 2019, the result of note payable advances taken in January and March 2019.

Operations and Liquidity Management

For the three months ended March 31, 2019, we recognized net income of $204,000 and we generated $312,000 in cash from operating activities.

We have made improvements in performance and experienced an increase in the number of signed recurring lease agreements for our slot machines with our latest theme offerings during the quarter, utilizing our new slot machine cabinet design. In addition, we continue to develop new proprietary and licensed game themes. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs as well as the development of new slot machine themes and new cabinets.

As of March 31, 2019, our cash balance was $715,000 and our current gross cash requirements are between approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and approximately $500,000 for the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2019:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$188,041	$93,317	$94,724	$—	$—
Debt obligations (2)	2,497,860	867,251	1,630,609	—	—
Total	$2,685,901	$960,568	$1,725,333	$—	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents principal payments on notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. During the quarter ended March 31, 2019, the Company had net income, cash flows from operations, increased revenues from the quarter ended March 31, 2018, and has maintained and sustained a working capital surplus. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos. Based on our current financial condition, cash flow projections, product development and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2019, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: May 15, 2019	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

