Form 10-Q
period 2019-06-30
Lightning Gaming, Inc.
filed 2019-08-12
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of August 12, 2019; 33,300,000 shares of Nonvoting Common Stock as of August 12, 2019; and -0- shares of Series A Nonvoting Capital Stock as of August 12, 2019

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Condensed Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018 (audited);
2	Unaudited Consolidated Condensed Statements of Operations for the three months ended June 30, 2019 and 2018;
3	Unaudited Consolidated Condensed Statements of Operations for the six months ended June 30, 2019 and 2018;
4	Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2019 and 2018;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current Assets
Cash	$857,374	$565,461
Accounts receivable, net	483,913	415,466
Inventory	764,649	584,221
Prepaid expenses	160,585	124,887
Deposits with vendors	552,697	553,760
Total Current Assets	2,819,218	2,243,795

Property and Equipment, net	3,163,025	1,497,373

Right of Use asset - building	139,696	—
Other assets	8,193	8,193
License fees, net of accumulated amortization	7,672	9,339

Total Assets	$6,137,804	$3,758,700

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$145,575	$191,751
Accrued expenses	224,195	98,241
Deferred revenue	48,000	—
Income tax payable	262	23,000
Current portion of lease liability	95,847	—
Current portion of long-term debt	790,959	572,298
Accrued interest	29,351	12,891
Total Current Liabilities	1,334,189	898,181

Long-Term Debt and Other Liabilities
Long-Term Notes Payable	2,622,554	1,178,113
Long-Term Lease Liability	69,931	—
Other Long Term Liabilities	—	32,344
Total Long-Term Debt and Other Liabilities	2,692,485	1,210,457

Total Liabilities	4,026,674	2,108,638

Commitments (Note 7)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,500,260	30,467,906
Accumulated deficit	(28,406,536)	(28,835,250)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	2,111,130	1,650,062

Total Liabilities and Stockholders’ Equity	$6,137,804	$3,758,700

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$1,054,989	$572,134
Sales of gaming products and parts	1,463,480	1,837,859
Total revenues	2,518,469	2,409,993

Costs and operating expenses
Cost of products sold	1,230,415	1,249,205
Operating expenses	173,830	171,945
Research and development	101,836	91,880
Selling, general and administrative expenses	501,851	455,481
Depreciation and amortization	142,600	14,264
Total costs and operating expenses	2,150,532	1,982,775

Operating income	$367,937	$427,218

Non-operating expense
Interest expense	(138,776)	(2,378)
Net income before income taxes	229,161	424,840
Income tax expense	4,700	—
Net income	$224,461	$424,840
Net income per common share - basic	$0.01	$0.01
Net income per common share - diluted	$0.01	$0.01
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,649,383	4,654,383
Weighted average Common shares outstanding - diluted	4,915,702	5,029,383
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,340,000	37,240,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$1,920,488	$1,120,494
Sales of gaming products and parts	2,190,618	2,285,293
Total revenues	4,111,106	3,405,787

Costs and operating expenses
Cost of products sold	1,644,218	1,284,390
Operating expenses	292,138	284,602
Research and development	209,947	183,828
Selling, general and administrative expenses	1,043,660	879,821
Depreciation and amortization	247,846	32,291
Total costs and operating expenses	3,437,809	2,664,932

Operating income	$673,297	$740,855

Non-operating expense
Interest expense	(233,583)	(4,844)
Net income before income taxes	439,714	736,011
Income tax expense	11,000	—
Net income	$428,714	$736,011
Net income per common share - basic	$0.01	$0.02
Net income per common share - diluted	$0.01	$0.02
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,649,383	4,654,383
Weighted average Common shares outstanding - diluted	4,920,018	5,029,383
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,304,641	37,240,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)

Net Cash Provided by Operating Activities	$554,387	$312,736

Cash Flows From Investing Activities
Purchase of equipment	(1,925,577)	(34,058)
Increase in license fees	—	(10,000)

Net Cash Used in Investing Activities	(1,925,577)	(44,058)

Cash Flows From Financing Activities
Proceeds from notes payable	2,079,131	—
Repayment of notes payable	(416,028)	(125,000)

Net Cash Provided by (Used in) Financing Activities	1,663,103	(125,000)

Net Increase in Cash	291,913	143,678

Cash - Beginning of period	565,461	276,111

Cash - End of period	$857,374	$419,789

Supplemental Disclosure of Non-Cash Financing Activities:
Transfers of inventory and equipment, net	$13,745	$40,598

Supplemental Information:
Cash paid for:
Interest	$217,123	$4,844
Income taxes	$33,738	$—
Operating leases	$51,752	$50,490

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2019

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

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2018 was derived from the Company’s consolidated audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company had net income for the three and six months ended June 30, 2019, realized a significant increase in revenue for the six month period ending June 30, 2019 versus June 30, 2018, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. The Company has increased the number of lease contracts during 2019, and based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has a reserve for uncollectible accounts of $11,422 and $6,593 as of June 30, 2019 and December 31, 2018, respectively. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables. During the six months ended June 30, 2019 and 2018, respectively, the Company wrote off $4,829 and $-0- considered to be uncollectible.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 2.  Inventory

Inventory consists of the following:

	June 30, 2019	December 31, 2018
Finished products	$548,422	$403,080
Raw materials and work in process	216,227	181,141
Inventory	$764,649	$584,221

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

Note 3.  Property and Equipment

Property and equipment consist of the following:

	June 30, 2019	December 31, 2018
Equipment, principally gaming equipment under lease	$5,028,911	$3,208,481
Delivery truck	28,140	28,140
Furniture and fixtures	104,314	104,314
Leasehold improvements	91,794	91,794
Property and equipment	5,253,159	3,432,729
Less accumulated depreciation	(2,090,134)	(1,935,356)
Property and equipment, net	$3,163,025	$1,497,373

Depreciation expense related to the property and equipment included in the consolidated condensed Statements of Operations was $141,766 and $11,764 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $246,179 and $27,291, respectively.

Note 4.  License Fees

License fees consist of the following:

	June 30, 2019	December 31, 2018
Purchased licenses	$351,605	$351,605
Less accumulated amortization	(343,933)	(342,266)
License fees, net	$7,672	$9,339

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated condensed Statements of Operations relating to the purchased licenses was $834 and $2,500 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense included in the consolidated condensed Statements of Operations relating to the purchased licenses was $1,667 and $5,000 for the six months ended June 30, 2019 and 2018, respectively.

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2019	$2,116
2020	3,333
2021	2,223
$7,672

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5.  Notes Payable

On July 17, 2018, the Company entered into a Master Loan Agreement (the “Loan”) with PDS Gaming LLC (“PDS” or the “Lender”) to make a series of advances under the Loan in the principal amount of up to $2,500,000 for the purposes of financing the purchase or manufacturing of equipment. The Loan will be and is evidenced by Promissory Notes (each a “Note” and collectively the “Notes”) executed by the Company payable to the order of the Lender, and secured by a Security Agreement dated of even date with the Loan, between the Company and the Lender (the “Security Agreement”) granting a security interest to the Lender in all of the Company’s right, title and interest in and to personal property, tangible and intangible, wherever located or situated and whether now owned or acquired or created. The Loan is advanced, in parts, pursuant to the Loan and in the amounts of each Note during the advance period which originally expired on July 17, 2019. Each subsequent advance is being made at the Lender’s sole and absolute discretion.

Under the original terms, the Notes bear interest on the outstanding principal amount at the lesser of the maximum rate or interest rate specified on each note based on a 360 day year. Payments consisting of principal and interest, as well as “Contingent Interest Payments” (“CIP”) of $3.50 per day for each on-line day up to a maximum of 730 on-line days for each unit financed under the Note are due and payable monthly. Each Note matured in 36 months and CIP obligations mature 48 months after the respective closing of each Note.

On March 29, 2019, the Lender agreed to increase the total principal amount that may be borrowed under the Loan from $2,500,000 to $5,500,000. On April 15, 2019, the Lender agreed to additional amendments, extending the advance period to 24 months beyond the Loan date expiring July 17, 2020, and defining the CIP in each Note. In addition, the original Notes on Advances 1 through 5 were amended (the “Amendment” or the “Amended Note[s]”), extending the maturity dates, reducing the base monthly payments of principal and interest, reducing the CIP to $3.00 per day for each on-line day, extending the CIP obligation maturity date to 60 months, and defining the remaining CIP days under each Amended Note. All other terms of the Notes and Loan remain unchanged and in full force, including the interest rate which remains at 11% on each Note.

Accounting Standards Codification (“ASC”) Topic 470 – Debt, requires an analysis to determine if the debt instruments are substantially different by testing the present value (“PV”) of the cash flows under the terms of the new debt instrument versus the PV of the remaining cash flows under the terms of the original instrument. The Company prepared the analysis and since the change in PV of cash flows is less than 10%, the threshold established in ASC 470, the change in the Amendment is considered a modification and therefore no gain or loss was incurred or recorded.

The original Notes and their terms and the Amended Notes and terms consist of the following:

	Advance Date	Note Amount	Original Maturity Date	Amended Maturity Date	Interest Rate	Original Monthly Payment	Amended Monthly Payment	Amended Remaining CIP Days*

Advance 1	7/17/2018	$489,989	7/17/2021	7/17/2022	11%	$16,083	$11,737	723
Advance 2	9/18/2018	$723,565	9/18/2021	9/18/2022	11%	$23,741	$17,699	754
Advance 3	11/15/2018	$662,686	11/15/2021	11/15/2022	11%	$21,743	$16,163	781
Advance 4	1/21/2019	$581,700	1/21/2022	1/21/2023	11%	$19,085	$14,746	831
Advance 5	3/29/2019	$343,732	3/29/2022	3/29/2023	11%	$11,284	$8,852	852

*Represents the remaining on-line days as of May 1, 2019 and excludes all on-line days prior to April 1, 2019 and on-line days reported in May 2019 that were earned for April 2019.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5. Notes Payable (Continued)

As of June 30, 2019 and December 31, 2018, Notes payable consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	June 30, 2019	December 31, 2018

Advance 1	7/17/2018	7/17/2022	$489,989	$11,737	11%	$365,934	$431,407
Advance 2	9/18/2018	9/18/2022	$723,565	$17,699	11%	576,585	671,986
Advance 3	11/15/2018	11/15/2022	$662,686	$16,163	11%	537,106	647,018
Advance 4	1/21/2019	1/21/2023	$581,700	$14,746	11%	520,544	—
Advance 5	3/29/2019	3/29/2023	$343,732	$8,852	11%	259,644	—
Advance 6	5/10/2019	6/10/2023	$581,700	$15,879	11%	581,700	—
Advance 7	6/17/2019	7/17/2023	$572,000	$15,616	11%	572,000	—

Total Notes Payable						3,413,513	1,750,411
Less: amounts classified as current						(790,959)	(572,298)
Long-Term Notes Payable						$2,622,554	$1,178,113

The following table lists the principal payments due on the Notes as of June 30, 2019:

Year Ending December 31,	Amount
2019	$348,034
2020	911,201
2021	1,019,158
2022	922,884
2023	212,236
$3,413,513

Interest expense and CIP obligations relating to these Notes were $84,843 and $53,933, respectively, for the three months ended June 30, 2019. Interest expense and CIP obligations relating to these Notes were $143,163 and $90,420, respectively, for the six months ended June 30, 2019.

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

Since the original lease inception, rental expense had been recognized on a straight-line basis over the life of the lease and was recorded as a deferred rent obligation during the abatement period. The deferred rent was reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments, which was identical to the lease expense that would have been recognized applying the principals under ASC 842. Since there was no difference in the lease versus rent expense calculation, there was no effect to prior periods and the balance sheet adjustment to record the remaining balances in the Right of Use Asset of $177,521, Lease Liability of $209,864, and to eliminate the balance remaining in the deferred rent account of $32,343 was made as of January 1, 2019.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 6. Leases (Continued)

The following table summarizes the right of use asset and lease liability as of June 30, 2019:

Right of Use Asset	$139,696

Lease Liability
Current	$95,847
Long-Term	69,931
$165,778

Lease expense for the three months ended June 30, 2019 and 2018 was $35,930 and $33,811, respectively. Lease expense for the six months ended June 30, 2019 and 2018 was $71,860 and $69,741, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of June 30, 2019:

Year Ended December 31:
2019	$52,614
2020	106,976
2021	18,124
Minimum lease payments	177,714
Less: imputed interest	(11,936)
Present value of minimum lease payments	165,778
Less: current maturities of lease liability	95,847
Long-term lease liability	$69,931

Note 7. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances. As of June 30, 2019, there are no royalty agreements in place and the Company estimates that there will be no future royalty payments.

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

A summary of option transactions in 2019 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	275,000	$0.37
Options granted	—	—
Options exercised	—	—
Options cancelled	(260,000)	0.28
Options outstanding at June 30, 2019	15,000	$2.00

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 8.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

A summary of option transactions in 2019 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	3,940,000	$0.13
Options granted	100,000	0.13
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2019	4,040,000	$0.13
Options available for grant under the 2016 Plan at June 30, 2019	1,660,000

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Compensation expense related to stock options for the three months ended June 30, 2019 and 2018 was $16,128 and $10,894, respectively. Compensation expense related to stock options for the six months ended June 30, 2019 and 2018 was $32,354 and $21,940, respectively.

The following table summarizes information with respect to stock options outstanding at June 30, 2019:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	15,000	0.5	$2.00	-	15,000	0.5	$2.00	-
2016 Plan	4,040,000	7.7	$0.13	-	1,576,000	7.7	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2018:
	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	275,000	0.5	$0.37	-	275,000	0.5	$0.37	-
2016 Plan	3,940,000	8.2	$0.13	-	788,000	8.2	$0.13	-

As of June 30, 2019, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of June 30, 2019, there was approximately $171,424 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated condensed Statements of Operations:

	June 30, 2019	June 30, 2018
Common Stock	15,000	375,000
Nonvoting Common Stock	4,040,000	3,940,000

The following table reconciles the changes in stockholder’s equity for the six months ended June 30, 2019:

	Common Stock	Nonvoting Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
Balances at December 31, 2018	$4,917	$33,300	$30,467,906	$(28,835,250)	$(20,811)	$1,650,062
Net income	—	—	—	204,253	—	204,253
Stock based compensation	—	—	16,226	—	—	16,226
Balance at March 31, 2019	4,917	33,300	30,484,132	(28,630,997)	(20,811)	1,870,541
Net income	—	—	—	224,461	—	224,461
Stock based compensation	—	—	16,128	—	—	16,128
Balances at June 30, 2019	$4,917	$33,300	$30,500,260	$(28,406,536)	$(20,811)	$2,111,130

The following table reconciles the changes in stockholder’s equity for the six months ended June 30, 2018:

	Common Stock	Nonvoting Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
Balances at December 31, 2017	$4,917	$33,300	$30,384,996	$(29,854,310)	$(19,811)	$549,092
Net income	—	—	—	311,171	—	311,171
Stock based compensation	—	—	11,047	—	—	11,047
Balances at March 31, 2018	4,917	33,300	30,396,043	(29,543,139)	(19,811)	871,310
Net income	—	—	—	424,840	—	424,840
Stock based compensation	—	—	10,893	—	—	10,893
Balances at June 30, 2018	$4,917	$33,300	$30,406,936	$(29,118,299)	$(19,811)	$1,307,043

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

For the period ended June 30, 2019, contract liabilities increased by $48,000 and as of June 30, 2019, contract liabilities consisting of revenue expected to be recognized in future periods related to performance obligations (deferred revenue) was $48,000. For the six months ended June 30, 2019, the Company recorded no revenues related to performance obligations from prior periods. There were no contract liabilities outstanding as of December 31, 2018.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Revenue (Continued)

The following table provides a breakdown of the revenue by category as included in the consolidated condensed Statements of Operations:

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Lease and license fees:
Flat daily rate lease	$1,436,574	$791,786	$795,360	$400,867
Participation lease	483,914	328,708	259,629	171,267
	$1,920,488	$1,120,494	$1,054,989	$572,134
Sales of gaming products and parts:
Slot machine sales	$1,051,800	$969,132	$324,662	$543,126
Installation fees	—	940	—	—
Parts and ancillary items sales	1,138,818	1,315,221	1,138,818	1,294,733
	$2,190,618	$2,285,293	$1,463,480	$1,837,859

The following table provides a breakdown of the lease revenue by product type:

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Lease, license and service fees by product:
Slot machines	$1,920,264	$1,112,515	$1,054,989	$567,170
Poker Tables	224	7,979	—	4,964
	$1,920,488	$1,120,494	$1,054,989	$572,134

Note 10.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of June 30, 2019, the Company has available, for federal and state income tax purposes, carryforwards of approximately $12,851,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax provision represents the amount of estimated state taxes payable based on the calculation of the apportioned pre-tax income, net of available state net operating loss deductions.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 11. Concentration of Risk – Major Customers

The Company generated approximately 47% and 61% of its revenue from its top three customers for each of the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, accounts receivable from two casino customers represented 16% of total accounts receivable. At December 31, 2018, accounts receivable from four casino customers represented 52% of total accounts receivable. One customer represented 10% of the total accounts receivable balance as of June 30, 2019 and one customer represented 21% of the accounts receivable balance as of December 31, 2018.

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 304 slot machines out on lease or revenue share in 47 different casinos. We are registered as an approved vendor to distribute products to gaming venues located in 16 state jurisdictions.

We recognized net income of $428,714 and generated $554,387 of cash from operations in the six months ended June 30, 2019.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2019 were $2,518,000 compared to $2,410,000 for the comparable prior year period, an increase of $108,000. This increase was attributable to the popularity of our latest game titles under the Screaming Links line of games. Lease and license fees increased by a net of $483,000 to $1,055,000 for the three months ended June 30, 2019 as compared to $572,000 for the three months ended June 30, 2018. The increase in lease revenues was attributable to the increase in the average number of slot machines installed since the previous quarter as well as an increase in the average daily rate of those machines, offset by the decrease in recurring Poker Table leases.

Sales of slot machines and related parts decreased by $375,000 to $1,463,000 for the three months ended June 30, 2019 as compared to $1,838,000 for the three months ended June 30, 2018. The Company had large parts sale to a single customer in each of the three months ending June 30, 2019 and 2018, generating $1,103,000 and $1,293,000 in revenues, respectively.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2019 were $1,230,000 as compared to $1,249,000 for the three months ended June 30, 2018. While the sales of slot machines decreased, the average cost per unit of the products sold is significantly higher for the newer slot machine cabinet design, which averaged $7,000 per machine for 24 units sold in the three months ended June 30, 2019 versus $200 per machine for 40 units sold in the three months ended June 30, 2018.

Operating Expenses

Operating expenses increased $2,000 to $174,000 for the three months ended June 30, 2019, from $172,000 for the three months ended June 30, 2018. This increase was primarily the result of the increase in installation and freight costs, due to the increase in the slot machines installed during the period, as well as an increase in personnel costs, offset by the decrease in game conversion costs and the elimination of royalty fees for the period.

Research and Development Expenses

Research and development expenses increased by $10,000 to $102,000 for the three months ended June 30, 2019, from $92,000 for the three months ended June 30, 2018. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $47,000 to $502,000 for the three months ended June 30, 2019, from $455,000 for the three months ended June 30, 2018. This increase was due to several factors: 1) salary increases and the related increases in payroll costs; 2) an increase in travel, meals and entertainment costs for sales personnel; and 3) an increase in lab fees associated with the latest themes on the new cabinet design.

Depreciation and Amortization

Depreciation and amortization increased by $129,000 to $143,000 for the three months ended June 30, 2019 from $14,000 for the three months ended June 30, 2018. This increase was the result of the increase in fixed assets built and placed in service during the quarter.

Interest Expense

Interest expense increased $137,000 for the three months ended June 30, 2019, from $2,000 for the three months ended June 30, 2018, to $139,000 as a result of the loan agreement and promissory note advances made during the latter part of 2018 through June 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue

The Company’s revenues for the six months ended June 30, 2019 were $4,111,000 compared to $3,406,000 for the comparable prior year period, an increase of $705,000. Lease and license fees increased by $799,000 to $1,920,000 for the six months ended June 30, 2019 as compared to $1,121,000 for the six months ended June 30, 2018. The increase in lease revenues was attributable to the increase in the number of slot machines installed on recurring leases as well as the average daily rate of those lease installs.

Sales of slot machines and related parts, however decreased by $94,000 to $2,191,000 for the six months ended June 30, 2019 from $2,285,000 for the six months ended June 30, 2018. This decrease was mainly attributable to the $190,000 decrease in the large parts sales to single customers in each of the six months ending June 30, 2019 and 2018, of $1,103,000 and 1,293,000, respectively. Other parts sales increased by $14,000 to $36,000 for the six months ended June 30, 2019, from $22,000 for the six months ended June 30, 2018. While the total number of slot machine units sold decreased, the revenue from slot machine unit sales increased by $82,000, from $970,000 for the six months ended June 30, 2018 to $1,052,000 for the six months ended June 30, 2019.

Cost of Products Sold

For the six months ended June 30, 2019, cost of products sold increased $360,000 to $1,644,000 from $1,284,000 for the six months ended June 30, 2018. This increase was due to the significant increase in the average cost per unit sold in 2019 versus 2018.

Operating Expenses

Operating expenses increased $7,000 to $292,000 for the six months ended June 30, 2019, from $285,000 for the six months ended June 30, 2018. This increase was primarily the result of the increase in installation and freight costs, due to the increase in the slot machines installed during the period, as well as an increase in personnel costs, offset by the decrease in game conversion costs and the elimination of royalty fees for the period.

Research and Development Expenses

Research and development expenses increased by $26,000 to $210,000 for the six months ended June 30, 2019, from $184,000 for the six months ended June 30, 2018. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $164,000 to $1,044,000 for the six months ended June 30, 2019, from $880,000 for the six months ended June 30, 2018. This increase was due to several factors: 1) an increase in regulatory and license fees; 2) salary increases and the related increases in payroll costs; 3) an increase in travel, meals and entertainment costs for sales personnel; 4) an increase in lab fees associated with the latest themes on the new cabinet design; 5) an increase in professional fees; and 6) an increase in accounts receivable write offs for uncollectible accounts.

Depreciation and Amortization

Depreciation and amortization increased $216,000 from $32,000 for the six months ended June 30, 2018 to $248,000 for the six months ended June 30, 2019. This increase was from the increase in fixed assets built and placed in gaming venues during the period.

Liquidity and Capital Resources

We recognized net income of $429,000 and generated cash flows from operations during the year and funded our working capital investments and capital expenditures associated with our growth strategy with proceeds from loans and the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2019 and 2018 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2019	2018	Change
Net cash provided by operating activities	$554,000	$313,000	$241,000
Net cash used in investing activities	(1,925,000)	(44,000)	(1,881,000)
Net cash provided by (used in) financing activities	1,663,000	(125,000)	1,788,000
Net increase in cash	292,000	144,000	$148,000
Cash, beginning of year	565,000	276,000
Cash, end of period	$857,000	$420,000

Discussion of Statement of Cash Flows

For the six months ended June 30, 2019, cash provided by operating activities increased $241,000 to $554,000 as compared to $313,000 for the six months ended June 30, 2018. The increase in cash provided by operating activities was due to the timing of receipts from customers and payments to creditors, suppliers and vendors.

Net cash used in investing activities increased by $1,881,000, from $44,000 used in investing activities for the six months ended June 30, 2018 to $1,925,000 used in investing activities for the six months ended June 30, 2019. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the period.

Net cash provided by financing activities was $1,663,000 for the six months ended June 30, 2019, the result of note payable advances taken in 2019 versus $125,000 used to pay off notes to related parties for the six months ended June 30, 2018, an increase of $1,788,000.

Operations and Liquidity Management

For the six months ended June 30, 2019, we recognized net income of $429,000 and we generated $554,000 in cash from operating activities.

We have made improvements in performance and experienced an increase in the number of signed recurring lease agreements for our slot machines with our latest theme offerings during the period, utilizing our new slot machine cabinet design. In addition, we continue to develop new proprietary game themes and we continue to enter into new markets. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos and card clubs as well as the development of new slot machine themes and new cabinets.

As of June 30, 2019, our cash balance was $857,000 and our current gross cash requirements are approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, and office expenses, and approximately $500,000 for the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2019:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$165,778	$95,847	$69,931	$—	$—
Debt obligations (2)	3,413,513	790,959	2,607,080	15,474	—
Total	$3,579,291	$886,806	$2,677,011	$15,474	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents outstanding amount of notes payable.

Off-Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. During the three and six months ended June 30, 2019, the Company had net income, cash flows from operations, increased revenues from the three and six months ended June 30, 2018, and has maintained and sustained a working capital surplus. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos. Based on our current financial condition, cash flow projections, product development and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2019, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: August 12, 2019	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

