Form 10-Q
period 2019-09-30
Lightning Gaming, Inc.
filed 2019-11-14
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of November 14, 2019; 33,300,000 shares of Nonvoting Common Stock as of November 14, 2019; and -0- shares of Series A Nonvoting Capital Stock as of November 14, 2019

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Condensed Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018 (audited);
2	Unaudited Consolidated Condensed Statements of Operations for the three months ended September 30, 2019 and 2018;
3	Unaudited Consolidated Condensed Statements of Operations for the nine months ended September 30, 2019 and 2018;
4	Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and 2018;
5	Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Current Assets
Cash	$764,773	$565,461
Accounts receivable, net	549,057	415,466
Inventory	1,399,006	584,221
Prepaid expenses	203,667	124,887
Deposits with vendors	277,571	553,760
Total Current Assets	3,194,074	2,243,795

Property and Equipment, net	3,573,988	1,497,373

Right-of-use asset - building	120,116	—
Other assets	8,193	8,193
License fees, net of accumulated amortization	6,839	9,339

Total Assets	$6,903,210	$3,758,700

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$151,788	$191,751
Accrued expenses	251,553	98,241
Income tax payable	2,693	23,000
Current portion of lease liability	98,434	—
Current portion of long-term debt	976,668	572,298
Accrued interest	38,342	12,891
Total Current Liabilities	1,519,478	898,181

Long-Term Debt and Other Liabilities
Long-term notes payable	2,907,285	1,178,113
Long-term lease liability	44,417	—
Other long term liabilities	—	32,344
Total Long-Term Debt and Other Liabilities	2,951,702	1,210,457

Total Liabilities	4,471,180	2,108,638

Commitments (Note 7)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,516,388	30,467,906
Accumulated deficit	(28,101,764)	(28,835,250)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	2,432,030	1,650,062

Total Liabilities and Stockholders’ Equity	$6,903,210	$3,758,700

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$1,229,975	$540,708
Sales of gaming products and parts	199,965	980,059
Total revenues	1,429,940	1,520,767

Costs and operating expenses
Cost of products sold	42,223	294,928
Operating expenses	121,589	115,079
Research and development	100,405	99,234
Selling, general and administrative expenses	494,173	494,158
Depreciation and amortization	190,964	11,324
Total costs and operating expenses	949,354	1,014,723

Operating income	$480,586	$506,044

Non-operating expense
Interest expense	(167,883)	(13,934)
Net income before income taxes	312,703	492,110
Income tax expense	7,931	—
Net income	$304,772	$492,110
Net income per common share - basic	$0.01	$0.01
Net income per common share - diluted	$0.01	$0.01
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,649,383	4,649,655
Weighted average Common shares outstanding - diluted	4,663,731	5,024,655
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,340,000	37,240,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Revenues
Lease and license fees	$3,150,463	$1,661,201
Sales of gaming products and parts	2,390,583	3,265,352
Total revenues	5,541,046	4,926,553

Costs and operating expenses
Cost of products sold	1,686,441	1,579,318
Operating expenses	413,727	399,682
Research and development	310,352	283,062
Selling, general and administrative expenses	1,537,833	1,373,979
Depreciation and amortization	438,810	43,614
Total costs and operating expenses	4,387,163	3,679,655

Operating income	$1,153,883	$1,246,898

Non-operating expense
Interest expense	(401,466)	(18,777)
Net income before income taxes	752,417	1,228,121
Income tax expense	18,931	—
Net income	$733,486	$1,228,121
Net income per common share - basic	$0.02	$0.03
Net income per common share - diluted	$0.02	$0.03
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,649,383	4,652,790
Weighted average Common shares outstanding - diluted	4,833,650	5,027,790
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,316,557	37,240,000

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)

Net Cash Provided by (Used in) Operating Activities	$630,008	$(307,413)

Cash Flows From Investing Activities
Purchase of equipment	(2,564,238)	(39,906)
Increase in license fees	—	(10,000)

Net Cash Used in Investing Activities	(2,564,238)	(49,906)

Cash Flows From Financing Activities
Purchase of treasury stock	—	(1,000)
Proceeds from notes payable	2,729,131	1,213,553
Repayment of notes payable	(595,589)	(147,990)

Net Cash Provided by Financing Activities	2,133,542	1,064,563

Net Increase in Cash	199,312	707,244

Cash - Beginning of period	565,461	276,111

Cash - End of period	$764,773	$983,355

Supplemental Disclosure of Non-Cash Financing Activities:
Transfers of inventory and equipment, net	$51,313	$62,425

Supplemental Information:
Cash paid for:
Interest	$376,015	$14,018
Income taxes	$39,238	$—
Operating leases	$77,843	$75,945

See Notes to Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2019

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. The current slot machine products are:

•	Around the World in 80 Days	•	Lava Queen – Quick Link
•	Beauty and the Beast	•	Lightning Lotto
•	Bierfeier – Screaming Links	•	Luck of the Irish – Screaming Links
•	Candy Cash	•	Penny Palooza
•	Cash Flow	•	Pixiu – Quick Link
•	Cinderella	•	Scarabs of Egypt – Screaming Links
•	Drachma – Quick Link	•	Si Shou
•	Duck Dynamite	•	Si Xiang – Screaming Links
•	Electric Sevens – Quick Link	•	Slotto
•	Fins N Wins	•	Snow White – Screaming Links
•	Golden Egg	•	Swamp Fever
•	Goyaate	•	Swamp Frenzy
•	Great Balls of Fire – Screaming Links	•	Thunder Spirit – Quick Link
•	Hao Yun	•	Vampires Fortune
•	Hua Mulan – Screaming Links	•	Xingyun Gou – Quick Link
•	Jumbo Fish Stacks	•	Year of the Horse
•	Jungle Book	•	Ye Xian
•	Jungle Jackpots – Screaming Links	•	Zhang Jiao – Screaming Links
•	Just Jackpots	•	Zuo Ci – Screaming Links

Our gaming products feature advanced graphics and engaging games based on proprietary themes.

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

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2018 was derived from the Company’s consolidated audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company had net income for the three and nine months ended September 30, 2019, realized a significant increase in revenue and cash flow from operations for the nine months ending September 30, 2019 versus September 30, 2018, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. The Company has increased the number of lease contracts during 2019, and based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has a reserve for uncollectible accounts of $6,593 as of September 30, 2019 and December 31, 2018. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables. During each the nine months ended September 30, 2019 and 2018, the Company did not consider any of its receivables to be uncollectible.

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

Note 2.  Inventory

Inventory consists of the following:

	September 30, 2019	December 31, 2018
Finished products	$1,088,002	$403,080
Raw materials and work in process	311,004	181,141
Inventory	$1,399,006	$584,221

Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 2.  Inventory (Continued)

During 2018, the Company started using a new slot machine cabinet design for lease and sale. The cabinets, which are manufactured by a third-party and include monitors, toppers, stands and certain electronic components, are shown as finished products. Raw materials primarily consist of the flash drives, motherboards, spare parts and interchangeable electronic components for the slot machines.

Note 3.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2019	December 31, 2018
Equipment, principally gaming equipment under lease	$5,452,981	$3,208,481
Delivery truck	28,140	28,140
Furniture and fixtures	83,943	104,314
Leasehold improvements	91,794	91,794
Property and equipment	5,656,858	3,432,729
Less accumulated depreciation	(2,082,870)	(1,935,356)
Property and equipment, net	$3,573,988	$1,497,373

Depreciation expense related to the property and equipment included in the consolidated condensed Statements of Operations was $190,131 and $10,213 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $436,310 and $37,503, respectively.

Note 4.  License Fees

License fees consist of the following:

	September 30, 2019	December 31, 2018
Purchased licenses	$347,160	$351,605
Less accumulated amortization	(340,321)	(342,266)
License fees, net	$6,839	$9,339

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated condensed Statements of Operations relating to the purchased licenses was $833 and $1,111 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense included in the consolidated condensed Statements of Operations relating to the purchased licenses was $2,500 and $6,111 for the nine months ended September 30, 2019 and 2018, respectively.

Estimated future amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2019	$1,283
2020	3,333
2021	2,223
$6,839

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 5. Notes Payable (Continued)

As of September 30, 2019 and December 31, 2018, Notes payable consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	September 30, 2019	December 31, 2018

Advance 1	7/17/2018	7/17/2022	$489,989	$11,737	11%	$340,772	$431,407
Advance 2	9/18/2018	9/18/2022	$723,565	$17,699	11%	539,346	671,986
Advance 3	11/15/2018	11/15/2022	$662,686	$16,163	11%	492,389	647,018
Advance 4	1/21/2019	1/21/2023	$581,700	$14,746	11%	467,033	—
Advance 5	3/29/2019	3/29/2023	$343,732	$8,852	11%	240,713	—
Advance 6	5/10/2019	6/10/2023	$581,700	$15,879	11%	581,700	—
Advance 7	6/17/2019	7/17/2023	$572,000	$15,616	11%	572,000	—
Advance 8	9/9/2019	10/9/2023	$650,000	$17,742	11%	650,000	—

Total Notes Payable						3,883,953	1,750,411
Less: amounts classified as current						(976,668)	(572,298)
Long-Term Notes Payable						$2,907,285	$1,178,113

The following table lists the future principal payments due on the Notes as of September 30, 2019:

Year Ending December 31,	Amount
2019	$203,555
2020	1,050,123
2021	1,187,414
2022	1,076,542
2023	366,319
$3,883,953

Interest expense and CIP obligations relating to these Notes were $100,896 and $66,987, respectively, for the three months ended September 30, 2019. Interest expense and CIP obligations relating to these Notes were $244,059 and $157,407, respectively, for the nine months ended September 30, 2019. Interest expense relating to these Notes for the three and nine months ended September 30, 2018 was $13,934. There were no CIP payments for the three and nine months ended September 30, 2018.

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

The following table summarizes the right-of-use asset and lease liability as of September 30, 2019:

Right-of-use Asset	$120,116

Lease Liability
Current	$98,434
Long-term	44,417
$142,851

Lease expense for each of the three months ended September 30, 2019 and 2018 was $35,930. Lease expense for the nine months ended September 30, 2019 and 2018 was $107,790 and $105,671, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of September 30, 2019:

Year Ended December 31:
2019	$26,522
2020	106,976
2021	18,124
Minimum lease payments	151,622
Less: imputed interest	(8,771)
Present value of minimum lease payments	142,851
Less: current maturities of lease liability	98,434
Long-term lease liability	$44,417

Note 7. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancelable in certain circumstances. As of September 30, 2019, there are no royalty agreements in place and the Company estimates that there will be no future royalty payments.

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

Note 8.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

option was determined by the Board of Directors at the time the option was granted, but in no event less than 100% of the fair market value of the common stock at the time of grant. Options previously granted will not be exercisable after 10 years from the grant date and under the terms of the plan, no awards may be granted after October 16, 2017. Options generally vested at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

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

A summary of option transactions in 2019 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	275,000	$0.37
Options granted	—	—
Options exercised	—	—
Options cancelled	(270,000)	0.34
Options outstanding at September 30, 2019	5,000	$2.00

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

A summary of option transactions in 2019 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	3,940,000	$0.13
Options granted	100,000	0.13
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2019	4,040,000	$0.13
Options available for grant under the 2016 Plan at September 30, 2019	1,660,000

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Compensation expense related to stock options for the three months ended September 30, 2019 and 2018 was $16,128 and $10,894, respectively. Compensation expense related to stock options for the nine months ended September 30, 2019 and 2018 was $48,481 and $32,834, respectively.

The following table summarizes information with respect to stock options outstanding at September 30, 2019:

	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	5,000	0.9	$2.00	-	5,000	0.9	$2.00	-
2016 Plan	4,040,000	7.5	$0.13	-	1,576,000	7.4	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2018:
	Options Outstanding				Vested Options
	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
2007 Plan	275,000	0.5	$0.37	-	275,000	0.5	$0.37	-
2016 Plan	3,940,000	8.2	$0.13	-	788,000	8.2	$0.13	-

As of September 30, 2019, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of September 30, 2019, there was approximately $155,296 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated condensed Statements of Operations:

	September 30, 2019	September 30, 2018
Common Stock	5,000	375,000
Nonvoting Common Stock	4,040,000	3,940,000

The following table reconciles the changes in stockholder’s equity for the nine months ended September 30, 2019:

	Common Stock	Nonvoting Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
Balances at December 31, 2018	$4,917	$33,300	$30,467,906	$(28,835,250)	$(20,811)	$1,650,062
Net income	—	—	—	204,253	—	204,253
Stock based compensation	—	—	16,226	—	—	16,226
Balance at March 31, 2019	4,917	33,300	30,484,132	(28,630,997)	(20,811)	1,870,541
Net income	—	—	—	224,461	—	224,461
Stock based compensation	—	—	16,128	—	—	16,128
Balances at June 30, 2019	4,917	33,300	30,500,260	(28,406,536)	(20,811)	2,111,130
Net income	—	—	—	304,772	—	304,772
Stock based compensation	—	—	16,128	—	—	16,128
Balances at September 30, 2019	$4,917	$33,300	$30,516,388	$(28,101,764)	$(20,811)	$2,432,030

The following table reconciles the changes in stockholder’s equity for the nine months ended September 30, 2018:

	Common Stock	Nonvoting Common Stock	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
Balances at December 31, 2017	$4,917	$33,300	$30,384,996	$(29,854,310)	$(19,811)	$549,092
Net income	—	—	—	311,171	—	311,171
Stock based compensation	—	—	11,047	—	—	11,047
Balances at March 31, 2018	4,917	33,300	30,396,043	(29,543,139)	(19,811)	871,310
Net income	—	—	—	424,840	—	424,840
Stock based compensation	—	—	10,893	—	—	10,893
Balances at June 30, 2018	4,917	33,300	30,406,936	(29,118,299)	(19,811)	1,307,043
Net income	—	—	—	492,110	—	492,110
Acquisition of treasury stock	—	—	—	—	(1,000)	(1,000)
Stock based compensation	—	—	10,894	—	—	10,894
Balances at September 30, 2018	$4,917	$33,300	$30,417,830	$(28,626,189)	$(20,811)	$1,809,047

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Revenue

The Company generates revenue from leasing and selling slot machines and from sales of parts and certain services relating to the slot machines. Revenue is recognized on sales of products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable, and when the performance obligations under that agreement have been completed. This typically occurs when products are delivered and/or installed and upon receipt of regulatory approval, if required. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery or installation, revenue is allocated to each unit or service based upon its respective fair value against the total contract value, or itemized price within the contract, and revenue recognition is deferred on those units or services until all of the performance obligation requirements under the applicable section(s) of that agreement have been completed.

Revenue generated under the leasing model is recognized when the ability to collect is reasonably assured. Lease agreements are based on either a fixed daily or a pre-determined percentage of the monthly net “participation” revenue collected, i.e. revenue share, for each slot machine, subject to monthly minimums and maximums. Customers under fixed daily rate agreements are invoiced on the first day of the month at the agreed upon daily rate per unit for the number of days the unit is leased during the month, typically the total number of days in the month. Customers under revenue share agreements are invoiced when participation reports are remitted to us detailing the monthly per unit information including coin-in, net win, and days on the floor data. Revenue under both of these bases is recorded as lease revenue and recognized in the month to which the lease data pertains.

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

For sales of slot machines, a warranty on parts is typically offered which expires after a defined period of time, usually 90 days after delivery or installation date. One slot machine theme conversion per unit sold is also typically offered during the one year period beginning upon the delivery and/or installation of the slot machine, and only if the slot game fails to earn at least eighty percent of the rolling monthly slot machine gaming floor area average for the customer. The game theme must be approved in the customer's gaming jurisdiction for use in the slot machine and the customer must provide written notice requesting the conversion, including certification of the average that serves as the basis for any such game theme conversion. In addition, the customer must return the original game theme components to the Company upon conversion of the slot game theme. The cost of the warrantied and theme conversion items are borne by the Company. Historically, these costs have been immaterial and are expensed at time of issuance, however the Company has and will continue to assess these post-sales costs to determine whether they constitute performance obligations and should be recorded at time of sale.

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (Continued)

Note 9.  Revenue (Continued)

For the three months ended September 30, 2019, contract liabilities decreased by $48,000 and revenue recognized related to performance obligations outstanding as of June 30, 2019 was $48,000. For the nine months ended September 30, 2019, the Company recorded no revenues related to performance obligations from prior periods. There were no contract liabilities outstanding as of September 30, 2019 and December 31, 2018.

The following table provides a breakdown of the revenue by category as included in the consolidated condensed Statements of Operations:

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Lease and license fees:
Flat daily rate lease	$2,305,812	$1,176,210	$878,238	$393,424
Participation lease	835,651	473,591	351,737	144,884
Placement fees	9,000	11,400	—	2,400
	$3,150,463	$1,661,201	$1,229,975	$540,708
Sales of gaming products and parts:
Slot machine sales	$1,243,300	$1,712,332	$191,500	$743,200
Parts and ancillary items sales	1,147,283	1,553,020	8,465	236,859
	$2,390,583	$3,265,352	$199,965	$980,059

The following table provides a breakdown of the lease revenue by product type:

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Lease and license fees by product:
Slot machines	$3,150,239	$1,647,449	$1,229,975	$534,934
Poker Tables	224	13,752	—	5,774
	$3,150,463	$1,661,201	$1,229,975	$540,708

Note 10.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of September 30, 2019, the Company has available, for federal and state income tax purposes, carryforwards of approximately $12,666,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax provision represents the amount of estimated state taxes payable based on the calculation of the apportioned pre-tax income, net of available state net operating loss deductions.

Note 11. Concentration of Risk – Major Customers

The Company generated approximately 36% and 56% of its revenue from its top three customers for each of the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, accounts receivable from four casino customers represented 32% of total accounts receivable. At December 31, 2018, accounts receivable from four casino customers represented 52% of total accounts receivable. One customer represented 17% of the total accounts receivable balance as of September 30, 2019 and one customer represented 21% of the accounts receivable balance as of December 31, 2018.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Throughout this report we make “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”).  Forward-looking statements include the words “may,” “will,” “could,” “would,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect,” “project” and “anticipate” or the negative of such terms and similar words and include all discussions about our ongoing or future plans, objectives or expectations.

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

In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. The current slot machine products are:

•	Around the World in 80 Days	•	Lava Queen – Quick Link
•	Beauty and the Beast	•	Lightning Lotto
•	Bierfeier – Screaming Links	•	Luck of the Irish – Screaming Links
•	Candy Cash	•	Penny Palooza
•	Cash Flow	•	Pixiu – Quick Link
•	Cinderella	•	Scarabs of Egypt – Screaming Links
•	Drachma – Quick Link	•	Si Shou
•	Duck Dynamite	•	Si Xiang – Screaming Links
•	Electric Sevens – Quick Link	•	Slotto
•	Fins N Wins	•	Snow White – Screaming Links
•	Golden Egg	•	Swamp Fever
•	Goyaate	•	Swamp Frenzy
•	Great Balls of Fire – Screaming Links	•	Thunder Spirit – Quick Link
•	Hao Yun	•	Vampires Fortune
•	Hua Mulan – Screaming Links	•	Xingyun Gou – Quick Link
•	Jumbo Fish Stacks	•	Year of the Horse
•	Jungle Book	•	Ye Xian
•	Jungle Jackpots – Screaming Links	•	Zhang Jiao – Screaming Links
•	Just Jackpots	•	Zuo Ci – Screaming Links

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 366 slot machines out on lease or revenue share in 54 different casinos. We are registered as an approved vendor to distribute products to gaming venues located in 17 state jurisdictions.

We recognized net income of $733,486 and generated $630,008 of cash from operations in the nine months ended September 30, 2019.

 Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2019 were $1,430,000 compared to $1,521,000 for the comparable prior year period, a decrease of $91,000. This decrease was attributable to the decrease in slot machine unit and parts sales. While total revenues decreased, lease and license fees increased by a net of $689,000 to $1,230,000 for the three months ended September 30, 2019 as compared to $541,000 for the three months ended September 30, 2018. The increase in lease revenues was attributable to the popularity of our latest game titles under the Screaming Links line of games, resulting in an increase in the average number of slot machines installed since the previous quarter as well as an increase in the average daily rate of those machines, offset by the decrease in recurring Poker Table leases.

Sales of slot machines and related parts decreased by $780,000 to $200,000 for the three months ended September 30, 2019 as compared to $980,000 for the three months ended September 30, 2018, which included a large parts sale to one customer of $223,000.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2019 were $42,000 as compared to $295,000 for the three months ended September 30, 2018, a reflection of the decrease in slot machine sales during the quarter.

Operating Expenses

Operating expenses increased $7,000 to $122,000 for the three months ended September 30, 2019, from $115,000 for the three months ended September 30, 2018. This increase was the result of an increase in repair and maintenance costs, due to the increase in the slot machine installation base during the period, as well as an increase in personnel costs, offset by the elimination of royalty fees for the period.

Research and Development Expenses

Research and development expenses increased by $1,000 to $100,000 for the three months ended September 30, 2019, from $99,000 for the three months ended September 30, 2018. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $494,000 for each of the three months ended September 30, 2019 and 2018. Salary increases and the related increases in payroll costs plus an increase in travel, meals and entertainment costs for sales personnel were offset by the decreases in lab fees associated with the new cabinet design launched in 2018 as well as license fees relating to initial applications submitted in September 2018.

Depreciation and Amortization

Depreciation and amortization increased by $180,000 to $191,000 for the three months ended September 30, 2019 from $11,000 for the three months ended September 30, 2018. This increase was the result of the increase in fixed assets built and placed in service during the quarter.

Interest Expense

Interest expense increased $154,000 for the three months ended September 30, 2019, from $14,000 for the three months ended September 30, 2018, to $168,000 as a result of the loan agreement and promissory note advances made during the latter part of 2018 through September 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

The Company’s revenues for the nine months ended September 30, 2019 were $5,541,000 compared to $4,927,000 for the comparable prior year period, an increase of $614,000. Lease and license fees increased by $1,489,000 to $3,150,000 for the nine months ended September 30, 2019 as compared to $1,661,000 for the nine months ended September 30, 2018. The increase in lease revenues was attributable to the increase in the number of slot machines installed on recurring leases as well as the average daily rate of those lease installs.

Sales of slot machines and related parts, however decreased by $874,000 to $2,391,000 for the nine months ended September 30, 2019 from $3,265,000 for the nine months ended September 30, 2018. This decrease was mainly attributable to the $422,000 decrease in the large parts sales to single customers in each of the nine months ending September 30, 2019 and 2018, of $1,103,000 and 1,525,000, respectively. Other parts sales increased by $17,000 to $44,000 for the nine months ended September 30, 2019, from $27,000 for the nine months ended September 30, 2018. Revenue from slot machine unit sales decreased by $470,000, from $1,713,000 for the nine months ended September 30, 2018 to $1,243,000 for the nine months ended September 30, 2019.

Cost of Products Sold

For the nine months ended September 30, 2019, cost of products sold increased $107,000 to $1,686,000 from $1,579,000 for the nine months ended September 30, 2018. This increase was due to the increase in the average cost per unit sold in 2019 versus 2018. While the sales of slot machines decreased, the average cost per unit of the products sold is significantly higher for the newer slot machine cabinet design, which averaged $8,500 per machine for 73 units sold in the nine months ended September 30, 2019 versus $900 per machine for 150 units sold in the nine months ended September 30, 2018.

Operating Expenses

Operating expenses increased $14,000 to $414,000 for the nine months ended September 30, 2019, from $400,000 for the nine months ended September 30, 2018. This increase was primarily the result of the increase in installation and freight costs, due to the increase in the slot machines installed during the period, as well as an increase in personnel costs, offset by the decrease in game conversion costs and the elimination of royalty fees for the period.

Research and Development Expenses

Research and development expenses increased by $27,000 to $310,000 for the nine months ended September 30, 2019, from $283,000 for the nine months ended September 30, 2018. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $164,000 to $1,538,000 for the nine months ended September 30, 2019, from $1,374,000 for the nine months ended September 30, 2018. This increase was due to several factors: 1) an increase in regulatory and license fees; 2) salary increases and the related increases in payroll costs; 3) an increase in travel, meals and entertainment costs for sales personnel; and 4) an increase in lab fees associated with the latest themes on the new cabinet design.

Depreciation and Amortization

Depreciation and amortization increased $395,000 from $44,000 for the nine months ended September 30, 2018 to $439,000 for the nine months ended September 30, 2019. This increase was from the increase in fixed assets built and placed in gaming venues during the period.

Liquidity and Capital Resources

We recognized net income of $733,000 and generated cash flows from operations during the year and funded our working capital investments and capital expenditures associated with our growth strategy with proceeds from loans and the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2019 and 2018 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by (used in) operating activities	$630,000	$(307,000)	$937,000
Net cash used in investing activities	(2,564,000)	(50,000)	(2,514,000)
Net cash provided by financing activities	2,133,000	1,064,000	1,069,000
Net increase in cash	199,000	707,000	$(508,000)
Cash, beginning of year	565,000	276,000
Cash, end of period	$764,000	$983,000

Discussion of Statement of Cash Flows

For the nine months ended September 30, 2019, cash provided by operating activities increased $937,000 to $630,000 as compared to $307,000 used in operating activities for the nine months ended September 30, 2018. The increase in cash provided by operating activities was due to the timing of receipts from customers and payments to creditors, suppliers and vendors.

Net cash used in investing activities increased by $2,514,000, from $50,000 used in investing activities for the nine months ended September 30, 2018 to $2,564,000 used in investing activities for the nine months ended September 30, 2019. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the period.

Net cash provided by financing activities was $2,133,000 for the nine months ended September 30, 2019, the result of note payable advances taken in 2019 versus $1,064,000 for those taken during the nine months ended September 30, 2018, an increase of $1,069,000.

Operations and Liquidity Management

For the nine months ended September 30, 2019, we recognized net income of $733,000 and we generated $630,000 in cash from operating activities.

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

As of September 30, 2019, our cash balance was $764,000 and our current gross cash requirements are approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, and office expenses, and approximately $500,000 for the purchase of the hardware components for our products. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2019:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$142,851	$98,434	$44,417	$—	$—
Debt obligations (2)	3,883,953	976,668	2,889,705	17,580	—
Total	$4,026,804	$1,075,102	$2,934,122	$17,580	$—

(1)	Represents operating lease agreements for office and warehouse facilities.

(2)	Represents outstanding amount of notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. During the three and nine months ended September 30, 2019, the Company had net income, cash flows from operations, increased revenues from the three and nine months ended September 30, 2018, and has maintained and sustained a working capital surplus. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos. Based on our current financial condition, cash flow projections, product development and anticipated revenues, we believe we have sufficient cash flows to support our operations for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer (“CEO”) and Controller as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2019, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: November 14, 2019	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

