Form 10-K
period 2019-12-31
Lightning Gaming, Inc.
filed 2020-03-30
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

There is no public market for the registrant's stock. As of March 30, 2020, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s (voting) Common Stock, par value $0.001 per share, outstanding as of March 30, 2020 was 4,649,383. The number of shares of the registrant’s Nonvoting Common Stock, par value $0.001 per share, outstanding as of March 30, 2020 was 33,300,000. The number of shares of the registrant’s Preferred Stock, par value $0.001 per share, outstanding as of March 30, 2020 was -0-.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosures	18

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	28
2	Consolidated Balance Sheets as of December 31, 2019 and 2018;	29
3	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018;	31
4	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018;	32
5	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018;	33
6	Notes to Consolidated Financial Statements	35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	52
Item 9B.	Other Information	53
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions, and Director Independence	58
Item 14.	Principal Accountant Fees and Services	59
Item 15.	Exhibits and Financial Statement Schedules	59
Item 16.	Form 10-K Summary	59

PART I

Item 1.	Business.

Lightning Poker, Inc. (“Lightning Poker”) was incorporated in Pennsylvania in 2005 under the name Pokermatic, Inc. and succeeded to the business of Pokermatic, LLC, a Pennsylvania limited liability company formed in 2004. Lightning Gaming, Inc. (the “Company”) was incorporated on March 1, 2007 and on January 29, 2008, completed a merger with Lightning Poker (the “Merger”) which became a wholly owned subsidiary of the Company. Lightning Slot Machines, LLC (“Lightning Slots”) was formed in 2008 to leverage the Company’s existing gaming licenses. The Company, through Lightning Slots, manufactures and markets slot machines and related parts to casinos, cruise ships, and lottery venues. Its executive offices are located at 23 Creek Circle, Boothwyn, Pennsylvania, 19061.

Products

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines with secondary bonus games. Our games combine advanced graphics and digital music to create an engaging player experience. We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos than the machines offered by our competitors. Our current slot machine products are:

•	Around the World in 80 Days	•	Lightning Lotto
•	Beauty and the Beast	•	Luck of the Irish – Screaming Links
•	Bierfeier – Screaming Links	•	Penny Palooza
•	Candy Cash	•	Pixiu – Quick Link
•	Cash Flow	•	Prosperous Buddha – Persistent Link
•	Cinderella	•	Scarabs of Egypt – Screaming Links
•	Drachma – Quick Link	•	Si Shou
•	Duck Dynamite	•	Si Xiang – Screaming Links
•	Electric Sevens – Quick Link	•	Slotto
•	Eye of RA – Persistent Link	•	Snow White
•	Fins N Wins	•	Snow White – Screaming Links
•	Fruit Treasure	•	Swamp Fever
•	Golden Egg	•	Swamp Fever – Persistent Link
•	Goyaate	•	Swamp Frenzy
•	Great Balls of Fire – Screaming Links	•	Thunder Spirit – Quick Link
•	Hao Yun	•	Vampires Fortune
•	Hua Mulan – Screaming Links	•	Xingyun Gou – Quick Link
•	Jumbo Fish Stacks	•	Year of the Horse
•	Jungle Book	•	Ye Xian
•	Jungle Jackpots – Screaming Links	•	Zhang Jiao – Screaming Links
•	Just Jackpots	•	Zuo Ci – Screaming Links
•	Lava Queen – Quick Link

When we expanded our products to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines. We currently have 381 video slot machines placed in 60 casinos in 69 jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency.

To date, we have secured 69 regulatory gaming licenses, including 46 from Native American tribes. We offer our video slot machine products in 19 state jurisdictions. We expect to be licensed in several additional jurisdictions during 2020 and over the next several years.

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

We ceased production of the Poker Table in 2010 and were able to utilize tables in stock that had previously been out on lease, to fulfill sales and lease orders obtained after then. During 2018, we determined that the Poker Tables in stock had no further use to the Company and no resale or scrap value, and wrote off the cost of the tables which had a net book value of $-0-. As of December 31, 2019, all Poker Table leases were terminated and there are no remaining tables in stock.

Distribution

All sales are handled through the Company’s seasoned and experienced in-house sales team and outside account managers who are located in those areas in which we are strategically seeking market share. The Company believes it is very important for its salespeople to have regular contact with the casino decision makers. As our footprint in the market expands, additions to sales staff will be necessary to maximize customer interaction.

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

Manufacture of Products

Cabinets for our slot machines are produced by a third-party manufacturer. The gaming software and artwork is created in our Boothwyn facility. The software, motherboard, player tracking panel, bill validators and ticket printers are loaded into the cabinets. The games are then tested and shipped from our Boothwyn, Pennsylvania facility.

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

There are many companies in the world that manufacture slot machines for legalized gaming markets. Of these companies, we believe that Aristocrat, International Gaming Technology PLC (“IGT”), Konami Co. Ltd., Evri Holdings, Inc., Aruze Gaming, Novomatic Group of Companies, and Scientific Games Corporation have a majority of this worldwide market.

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

From time to time we enter into license agreements for the use of intellectual properties and technologies in our products. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 12 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 30, 2020, we have a total of 69 regulatory gaming licenses for our products, including regulatory gaming licenses in Native American jurisdictions, and we are preparing to file applications for several additional licenses in North America.

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

Our research and development expenses were $427,095 and $383,494 during the fiscal years ended December 31, 2019 and 2018, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2019 and 2018, there was no revenue from customers outside the United States. For the years 2019 and 2018, three and four casino customers accounted for 30% and 56%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 9% and 7% of our 2019 and 2018 revenues, respectively. As of December 31, 2019 and 2018, we had no long-lived assets outside the United States. As of December 31, 2019, two casino customers accounted for 44% of our net accounts receivable and as of December 31, 2018, four casino customers accounted for 52% of our net accounts receivable.

Employees

As of March 30, 2020, we had 12 full-time and 1 part-time employees as well as one consultant that provides engineering and game design services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

With the exception of the last two years, we are a company that has generated operating revenue lower than operating costs since inception and are in the relatively early stages of switching our business focus from the manufacture of Poker Tables to slot machines. We are continually developing and testing new game software and new slot machine themes which may not appeal to customers and are in the early stage of a new cabinet design deployment. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development, delays in product availability and possible cost overruns.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We generated a $286,417 net income for the year, however we have an accumulated deficit of $28,548,833 as of December 31, 2019. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy.

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

Successful growth in new markets may require us to make changes to our products to ensure that they comply with applicable regulatory requirements and will require us to obtain additional licenses. Our ability to affect these changes and obtain the required licenses is subject to a great degree of uncertainty and may never be achieved.

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

If we fail to obtain a necessary registration, license, approval or finding of suitability in a given jurisdiction, we would likely be prohibited from distributing our products in that jurisdiction. In addition, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. We may not be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Our failure to obtain regulatory approvals in a timely manner in jurisdictions that are material to us, whether individually or in the aggregate, would have a material adverse effect on our net revenue and delay or prevent market acceptance of our products.

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

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate. There are many companies that could introduce directly competitive products in the short term that also have established relationships and have the potential to develop technology quickly with greater resources than we have.

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

In the wake of the global health crisis caused by the novel coronavirus pandemic known as COVID-19, financial markets in the United States and abroad have suffered significant losses. It is possible that unfavorable financial market conditions will continue for a long time or that there will be an even further deterioration in financial markets and confidence in major economies even after the crisis of COVID-19 has passed.

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

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities, if our customers are unable to devote resources to purchasing and leasing our products, or if our customers are in an area that is experiencing a health crisis, such as COVID-19, that causes them to shut down either voluntarily or involuntarily, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

•	adverse economic conditions in gaming markets including recession, economic slowdown, higher airfares and higher energy and gasoline prices;
•	global geopolitical events such as terrorist attacks, other acts of war or hostility, and popular uprisings and violence such as those that have been occurring in the Middle East;
•	natural disasters such as major fires, floods, hurricanes, tornadoes, earthquakes, snowstorms and tsunamis and their aftermath;
•	health crises, such as those caused by the spread of virus, epidemics and pandemics.

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

Our success will depend, in part, on our ability to avoid, detect and correct software and hardware defects and prevent fraudulent manipulation of our products. Our products are subject to rigorous internal testing and will be subject to additional testing by regulators in certain gaming jurisdictions. We may not be able to build and maintain products that are free from defects or manipulations and that satisfy these tests. Although we have taken steps to prevent defects and manipulations, our products could suffer such defects and manipulation after they have been widely distributed.

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

Our success depends on our customers licensing or buying our products to expand their existing operations, replace existing gaming products or equip a new casino. Any slowdown in the replacement cycle may negatively impact our operations. Additionally, to the extent existing or potential customers choose to allocate capital to expenditures other than gaming products, such as real estate acquisitions, hotel furnishings, restaurants and other improvements, or generally to reduce expenditures, particularly in response to current conditions in the global economy and especially in the gaming industry, we may suffer a material adverse effect on our business, results of operations and financial condition.

Certain market risks may affect our business, results of operations and prospects.

In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, fluctuating commodities markets, higher labor costs, increased fuel prices and collectability of receivables. Further, some of our customers may experience financial difficulties, possibly as a result of conditions in the gaming industry, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. We may incur material losses in these areas in the future, particularly in the aftermath of COVID-19.

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

We currently obtain slot machine cabinets from third party manufacturers. If those manufacturers are unable to meet our requirements, we would be significantly hampered in serving our customers and may miss revenue-generating opportunities. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. We may experience shortages in materials used in the manufacture of our slot machines as well as additional lead times in receiving those supplies which could delay filling customer orders in the aftermath of COVID-19. In addition, manufacturing costs may increase significantly, and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either situation could have an adverse impact on our business, results of operations and financial condition.

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

The current novel coronavirus pandemic outbreak COVID-19 could continue to spread rapidly and affect our suppliers, customers and employees, and cause disruptions in current and future plans for operations and expansion.

Our performance will depend on the duration and spread of the recent outbreak of the novel coronavirus disease COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended. As of March 19, 2020, we, as well as all other non-life-sustaining businesses, have been ordered by governor’s mandate to close physical operations within the state of Pennsylvania. Most, if not all, of our customers have been mandated to close. Although we had implemented methods, such as the ability to work remotely with access to our IT systems, to mitigate exposure to COVID-19 for our employees and we continue to use these methods, the mandate to close our physical location as of March 19, 2020 impedes our ability to assemble the slot machine units to fulfill existing and new orders. We have committed to our employees that they will be paid their full salaries and benefits through April 15, 2020 at which time we will reassess market conditions and develop a strategy on next steps depending on whether or not we have information to believe the casinos will reopen in the short term or will remain closed for an extended period of time. If we know that the casinos will remain closed, then we will have no choice but to start the process of temporary layoffs for at least a portion of our workforce and to implement significant cost-cutting measures.

In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations. As this is a constantly changing and fluid situation, the full impact of COVID-19 cannot be measured at this time and might not become apparent until sometime in the next few months and beyond.

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

Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products, the mix of lease versus sales revenue, and the closure of ours and our customers’ physical locations due to COVID-19. As a result, our operating results could be volatile, particularly on a quarterly basis.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information. There is currently no established public trading market for our common stock, and we do not expect such a market to develop in the foreseeable future. Trading in our stock to date has been minimal and we have no reliable basis for reporting trading prices or bid prices.

Holders of record. On March 30, 2020, there were 73 shareholders of record of our common stock and one shareholder of record of our Nonvoting Common Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2019, with respect to our stock option plans under which our common stock is authorized for issuance. We have allocated 2,500,000 shares under our 2007 Equity Incentive Plan (the “2007 Plan”) and 5,700,000 under our 2016 Stock Option Plan (the “2016 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2007 Plan	5,000 (1)	$2.00	2,495,000
2016 Plan	3,925,000 (2)	$.13 (3)	1,775,000

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

(2) Stock options were granted on March 8, 2017 and on March 5, 2019 to employees with greater than one year of service as of those dates. All options were granted using a five-year vesting schedule and as of March 30, 2020, no options have been exercised.

(3) On November 30, 2018, the Board of Directors determined that it was in the best interests of the Company to approve the reduction in the exercise price of the options granted under the 2016 Plan before that date based on current valuation information available. The market price of the Company’s stock was determined to be $.13 per share and the Board authorized the reduction of the option exercise price to that amount from the original $.28 per share.

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

We are registered as an approved vendor to distribute our gaming products in 69 jurisdictions. We must obtain regulatory approvals in many additional jurisdictions in order to fully effectuate our business plan. We may not receive any such regulatory approvals. Due to these and a variety of other factors, including those described under “RISK FACTORS” in Item 1A. of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

Revenue Recognition

We generate revenue from leasing and selling our slot machines and from sales of parts and certain services relating to our slot machines. We recognize revenue on sales of our products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable and when the performance obligations under that agreement have been completed. This typically occurs when products are delivered and/or installed. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery, installation, or placement of the product on the gaming floor (“placement fees”), revenue is allocated to each unit or service based upon its respective fair value against the total contract value, and revenue recognition is deferred on those units or services until each of the performance obligation requirements under the applicable section(s) of that agreement have been completed.

Revenue generated under operating leases is recognized when the performance obligation is satisfied. Lease agreements are based on either a fixed daily or monthly rate, or a pre-determined percentage of the monthly net win or “participation” revenue collected for each slot machine, subject to monthly minimums and maximums. Customers under fixed daily rate agreements are invoiced on the first day of the month at the agreed upon daily rate per unit for the number of days the unit is leased during the month, typically the total number of days in the month. Customers under revenue agreements are invoiced when participation reports are remitted to us detailing the monthly per unit and per theme information including coin-in, net win, and days on the floor data. Revenue under both of these bases is recorded as lease revenue and recognized in the month to which the lease data pertains.

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

The cost of the warrantied and theme conversion items is borne by the Company. Historically, these costs have been immaterial and are expensed at time of issuance, however the Company has and will continue to assess these post-sales costs to determine whether they constitute performance obligations and should be recorded at time of sale. A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received.

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

Equity-based Compensation and Warrants

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics as us. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Non-qualified stock options to purchase 100,000 shares of nonvoting common stock were granted during 2019.

In connection with loans obtained by the Company, the lender holds a warrant to purchase 7,000,000 shares of the Company’s common stock at a price of $.05 per share, expiring November 2029. The warrant is detachable, may be exercised via cashless exercise however may not be exercised until or unless the lender is fully licensed in the Company’s gaming jurisdictions. The Company classified its warrant as a liability in accordance with the applicable guidance and was initially, and will subsequently be, measured at its estimated fair value using the Black-Scholes pricing model. The warrant will continue to be classified as a liability until such time it is exercised, expires or is amended in a manner that would no longer require classification as a liability.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. In addition, the Company considers changes in our business strategy and the industry as a whole in assessing recoverability of its long-lived assets. Any resulting impairment loss will be measured and recognized in the period in which the impairment becomes known. Based on the Company’s evaluation, there were no impairments for 2019 and 2018.

Assessment of Going Concern

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

The amendments in this update as well as the targeted and codification improvements issued in July 2018 became effective for fiscal and interim periods beginning after December 15, 2018. The Company adopted this guidance, referred to as ASC 842, effective January 1, 2019 using the optional transition method and has elected the package of practical expedients permitted under the transition guidance which allows, among other things, the carryforward of the historical lease classification. In addition, the Company has elected to use the hindsight practical expedient to determine the lease term for existing leases and has elected to keep leases with a term of 12 months or less off of the balance sheet.

The Company has determined that one lease agreement for its corporate offices, as described in more detail in Note 6, Leases, falls under the scope of this guidance as an operating lease. A balance sheet adjustment to record the amounts remaining on the lease as the right-of-use asset, lease liability and to eliminate the balance remaining in the deferred rent as of January 1, 2019 was made and there was no effect to prior periods. Payments under this lease are recognized in the consolidated Statements of Operations on a straight-line basis.

In December 2019, the FASB issued an update within the scope of Topic 740, Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles within the Topic and improves consistent application of and simplifies GAAP for other areas by clarifying and amending existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is gathering the information and performing the analyses required before the standard’s effective date to determine the impact this guidance will have on our financial statements.

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact, if any, the implementation of the CECL model will have on our financial statements.

Twelve Months Ended December 31, 2019 Compared to Twelve Months Ended December 31, 2018

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2019 were $7,013,000 compared to $5,680,000 for the prior year, an increase of $1,333,000. This increase was attributable to the popularity of our latest game titles under the Screaming Links line of games and the acceptance of the new cabinet design deployed in the latter part of 2018.

The increase in lease revenues was attributable to the increase in the average number of slot machines installed during the year as well as an increase in the average daily rate generated from those leases. Lease revenues increased by $2,136,000 to $4,395,000 for the year ended December 31, 2019 from $2,259,000 for the year ended December 31, 2018.

Sales of slot machines and parts decreased by $802,000 to $2,618,000 for the year ended December 31, 2019 from $3,420,000 for the year ended December 31, 2018. This decrease was attributable to the $204,000 decrease in large parts sales to single customers in each of the years ended December 31, 2019 and 2018, of $1,321,000 and 1,525,000, respectively. Other parts sales increased by $23,000 to $54,000 for the year ended December 31, 2019 from $31,000 for the year ended December 31, 2018. Revenue from slot machine unit sales decreased by $621,000, from $1,864,000 for the year ended December 31, 2018 to $1,243,000 for the year ended December 31, 2019. While total sales of units decreased, the average price per unit sold increased to $24,000 for the new cabinet design versus $12,000 for the older design.

Cost of Products Sold

For the year ended December 31, 2019, cost of products sold increased $313,000 to $1,899,000 from $1,586,000 for the year ended December 31, 2018. This increase was due to the increase in average cost per unit sold due to the sales of the new cabinet design versus the old one. Average cost per unit for the new cabinet design in 2019 was $14,000 as opposed to $1,000 for the old design sold in 2018.

Operating Expenses

Operating expenses decreased by $18,000 to $575,000 for the year ended December 31, 2019, from $593,000 for the year ended December 31, 2018. This decrease was primarily the result of the decrease in game conversion costs, the elimination of royalty fees for the period, and the effect of the adjustment in realizable value for slot machine cabinets replaced under warranty. These decreases were partially offset by the increases in installation, freight and absorption costs due to the increase in the slot machines built and installed during the period, as well as an increase in personnel costs.

Research and Development Expenses

Research and development expenses increased by $44,000 to $427,000 for the year ended December 31, 2019, from $383,000 for the year ended December 31, 2018. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,119,000 for the year ended December 31, 2019, an increase of $194,000 from $1,925,000 for the year ended December 31, 2018. This increase was due to several factors: 1) an increase in regulatory and license fees; 2) salary increases and the related increases in payroll costs; 3) an increase in travel, meals and entertainment costs for sales personnel; and 4) an increase in lab fees associated with the latest themes on the new cabinet design.

Depreciation and Amortization

Depreciation and amortization increased by $592,000 to $675,000 for the year ended December 31, 2019 from $83,000 for the year ended December 31, 2018. This increase was from the increase in fixed assets built and placed in gaming venues during the period.

Net Interest Expense

Net interest expense increased $533,000 from $67,000 for the year ended December 31, 2018 to $600,000 for the year ended December 31, 2019. This increase consists of: 1) an increase of $317,000 from the increase in loans taken as well as the increase in the amount of debt outstanding throughout 2019 versus 2018; 2) an increase of $194,000 in contingent interest payments for on-line days due to the increase in the number of units financed and placed on-line; and 3) $22,000 from the amortization of the debt discount and deferred debt commitment fee associated with the loan refinancing in November 2019.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $420,000 was recognized as a result of the difference in the carrying value of the original loan and the fair value of the new loan that was refinanced in November 2019.

Income Tax Expense

Income tax expense decreased $10,000 from $23,000 for the year ended December 31, 2018 to $13,000 for the year ended December 31, 2019 and is from estimated tax due at the state level on the lower taxable income generated in 2019 versus 2018.

Liquidity and Capital Resources

We recognized net income of $286,000 and generated $1,745,000 in cash flows from operations during the year and funded our working capital investments and capital expenditures associated with our growth strategy with proceeds from loans and the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2019 and 2018 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	2019	2018	Change
Net cash provided by operating activities	$1,745,000	$201,000	$1,544,000
Net cash used in investing activities	(3,932,000)	(1,536,000)	(2,396,000)
Net cash provided by financing activities	3,221,000	1,624,000	1,597,000
Net increase in cash	1,034,000	289,000	$745,000
Cash, beginning of year	565,000	276,000
Cash, end of period	$1,599,000	$565,000

For the twelve months ended December 31, 2019, net cash provided by operating activities increased $1,544,000 to $1,745,000 as compared to $201,000 cash used in operations for the twelve months ended December 31, 2018. The increase in cash provided by operating activities was primarily due to the increase in revenue of $1,333,000 as well as the timing of receipts from customers, and the timing of payments to creditors, suppliers and vendors.

Net cash used in investing activities increased by $2,396,000 to $3,932,000 for the twelve months ended December 31, 2019, from $1,536,000 for the twelve months ended December 31, 2018. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the year.

Net cash provided by financing activities was $3,221,000 for the twelve months ended December 31, 2019, the result of note payable advances taken in 2019 versus $1,624,000 for the twelve months ended December 31, 2018, an increase of $1,597,000.

Operations and Liquidity Management

For the year ended December 31, 2019, we recognized net income of $286,000, generated $1,745,000 in cash from operating activities and our cash balance was $1,599,000.

We have made improvements in performance and experienced an increase in the number of signed recurring lease agreements for our slot machines with our latest theme offerings during the year utilizing our new slot machine cabinet design. In addition, we continue to develop new proprietary game themes and continue to enter into new markets. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, the development of new slot machine themes and new cabinets that are appealing to our customers and their patrons, and, most recently, the effects of COVID-19 on us, our customers, and suppliers.

Prior to the outbreak of COVID-19, our operating cash requirements were approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and approximately $500,000 for the purchase of the hardware components for our products. The effects of COVID-19 on our revenues cannot be projected at this time, however, we will employ aggressive expense management measures and intend to participate in federal and state assistance programs that may be available to us in order to mitigate any adverse impact to our projected performance. Anticipating that the consequences from COVID-19 will be temporary, positive performance is projected for 2020 and beyond with growth in the install base and additional unit sales, penetration into markets in newly licensed jurisdictions, as well as the continued deployment of the new cabinet design with new themes meant to maximize the player’s gaming experience. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations and have sufficient cash flow to support our operations during 2020 and beyond.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2019:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$119,027	$101,083	$17,944	$-	$-
Debt obligations (2)	4,837,004	439,594	1,767,306	2,630,104	-
Total	$4,956,031	$540,677	$1,785,250	$2,630,104	$-

(1)	Represents operating lease agreements for office and warehouse facility.

(2)	Represents principal payments on notes payable.

Off-Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Lightning Gaming, Inc. and subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lightning Gaming, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes and financial statement schedule listed in item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Change in Accounting Principle

As discussed in Notes 6 and 11 to the consolidated financial statements, effective January 1, 2019, the Company changed its method of accounting for lease transactions due to the adoption of Financial Accounting Standard Board’s Accounting Standards Update 2016-02, Leases.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2015.

Lancaster, Pennsylvania

March 30, 2020

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash	$1,598,749	$565,461
Accounts receivable, net	747,704	415,466
Inventory	1,468,210	584,221
Prepaid expenses	234,994	124,887
Deposits with vendors	1,529	553,760
Deferred Debt Commitment Fee	204,260	—
Total Current Assets	4,255,446	2,243,795

Property and Equipment, net	4,277,223	1,497,373

Right-of-use asset - building	100,070	—
Other assets	8,193	8,193
License fees, net of accumulated amortization	36,005	9,339

Total Assets	$8,676,937	$3,758,700

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	December 31, 2019	December 31, 2018
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$557,199	$191,751
Accrued expenses	382,806	98,241
Income tax payable	—	23,000
Current portion of lease liability	101,083	—
Current portion of long-term debt	439,594	572,298
Accrued interest	—	12,891
Total Current Liabilities	1,480,682	898,181

Long-Term Debt and Other Liabilities
Long-term notes payable	4,397,410	1,178,113
Fair value of warrant	779,901	—
Long-term lease liability	17,944	—
Other long-term liabilities	—	32,344
Total Long-Term Debt and Other Liabilities	5,195,255	1,210,457

Total Liabilities	6,675,937	2,108,638

Commitments (Note 7)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2019 and 2018	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued at December 31, 2019 and 2018, 4,649,383 shares outstanding at December 31, 2019 and 2018	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding at December 31, 2019 and 2018	33,300	33,300

Additional paid in capital	30,532,427	30,467,906
Accumulated deficit	(28,548,833)	(28,835,250)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	2,001,000	1,650,062

Total Liabilities and Stockholders’ Equity	$8,676,937	$3,758,700

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2019	December 31, 2018

Revenues
Lease, license and service fees	$4,395,359	$2,259,216
Sales of gaming products and parts	2,617,504	3,420,434
Total revenues	7,012,863	5,679,650

Costs and operating expenses
Cost of products sold	1,898,506	1,585,589
Operating expenses	574,514	593,400
Research and development	427,095	383,494
Selling, general and administrative expenses	2,118,830	1,925,053
Depreciation and amortization	675,385	83,110
Total costs and operating expenses	5,694,330	4,570,646

Operating income	1,318,533	1,109,004

Non-operating expense
Loss on extinguishment of debt	(419,563)	—
Interest expense	(599,822)	(66,944)
Net income before income taxes	299,148	1,042,060
Income tax expense	(12,731)	(23,000)
Net income	$286,417	$1,019,060
Net income per common share - basic	$0.01	$0.03
Net income per common share – diluted	$0.01	$0.02
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,649,383	4,651,931
Weighted average Common shares outstanding - diluted	5,459,698	5,024,739
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,311,151	37,240,000

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2019 and 2018

	Common Stock		Nonvoting Common Stock		Additional Paid In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount			Shares	Amount	Total
Balance January 1, 2018	4,916,285	$4,917	33,300,000	$33,300	$30,384,996	$(29,854,310)	261,902	$(19,811)	$549,092
Net income	-	-	-	-	-	1,019,060	-	-	1,019,060
Purchase of stock for the treasury	-	-	-	-	-	-	5,000	(1,000)	(1,000)
Stock based compensation	-	-	-	-	82,910	-	-	-	82,910
Balance December 31, 2018	4,916,285	4,917	33,300,000	33,300	30,467,906	(28,835,250)	266,902	(20,811)	1,650,062
Net income	-	-	-	-	-	286,417	-	-	286,417
Stock based compensation	-	-	-	-	64,521	-	-	-	64,521
Balance December 31, 2019	4,916,285	$4,917	33,300,000	$33,300	$30,532,427	$(28,548,833)	266,902	$(20,811)	$2,001,000

 See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$286,417	$1,019,060
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	419,563	—
Depreciation and amortization	675,385	83,110
Stock based compensation	64,521	82,910
Gain on valuation of inventory replaced under warranty	(29,532)	—
Amortization of debt discount and deferred debt commitment fee	21,504	—
Changes in Assets and Liabilities
Increase in accounts receivable	(332,238)	(121,705)
Increase in inventory	(403,579)	(399,833)
Increase in prepaid expenses	(110,107)	(16,294)
(Increase) decrease in deposits with vendors	552,231	(553,760)
Increase in right-of-use asset	(100,070)	—
Increase in accounts payable	365,448	69,743
Increase in accrued expenses	284,565	13,136
Increase (decrease) in income tax payable	(23,000)	23,000
Increase (decrease) in accrued interest	(12,891)	12,891
Increase in lease liability	119,027	—
Decrease in other long-term liabilities	(32,344)	(10,841)
Net cash provided by operating activities	1,744,900	201,417

Cash flows from investing activities
Purchase of equipment	(3,932,780)	(1,526,478)
Increase in license fees	—	(10,000)

Net cash used in investing activities	(3,932,780)	(1,536,478)

Cash flows from financing activities
Proceeds from notes payable	7,729,131	1,876,241
Repayment on notes payable	(4,507,963)	(125,830)
Repayment of notes payable – related party	—	(125,000)
Purchase of treasury stock	—	(1,000)
Net cash provided by financing activities	3,221,168	1,624,411

Net increase in cash	1,033,288	289,350
Cash beginning	565,461	276,111
Cash ending	$1,598,749	$565,461

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended
	December 31, 2019	December 31, 2018
Supplemental Disclosure of Non-Cash Financing Activities:
Summary of transactions in connection with refinanced debt
Fair value of capital stock warrant issued in connection with loan	$779,901	$—
Debt discount associated with reacquired loan	(137,509)	—
Deferred debt commitment fee on remaining amount available for advance under loan	(222,829)	—
Loss on extinguishment of debt	$419,563	$—

Transfers of inventory, licenses and equipment, net	$450,878	$62,425

Supplemental Information:
Cash paid for:
Interest	$591,210	$54,053
Income taxes	$46,805	$—
Operating leases	$104,366	$101,821

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

Lightning Poker was formed to manufacture and market a fully automated, proprietary electronic poker table (the “Poker Table”) to commercial and tribal casinos, card clubs, and other gaming and lottery venues. Lightning Poker’s Poker Table was designed to improve economics for casino operators while improving overall player experience.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. For the year ended December 31, 2019, the Company had net income and cash flows from operations, recognized a significant increase in revenue during the year, has obtained financing to fund inventory purchases, and has maintained and sustained working capital surpluses. The generation of cash flow sufficient to meet the Company’s cash needs in the future will depend on the Company’s ability to distribute its products and successfully market them to more casinos. Based on our current financial condition, cash flow projections, anticipated revenues and presumed temporary impact from COVID-19, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue generated under operating leases is recognized when the performance obligation is satisfied. Lease agreements are based on either a fixed daily or monthly rate, or a pre-determined percentage of the monthly net win or “participation” revenue collected for each slot machine, subject to monthly minimums and maximums. Customers under fixed daily rate agreements are invoiced on the first day of the month at the agreed upon daily rate per unit for the number of days the unit is leased during the month, typically the total number of days in the month. Customers under revenue agreements are invoiced when participation reports are remitted to us detailing the monthly per unit per theme information including coin-in, net win,

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

and days on the floor data. Revenue under both of these bases is recorded as lease revenue and recognized in the month to which the lease data pertains.

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

For the years 2019 and 2018, there was no revenue generated from customers outside the United States. Three and four casino customers accounted for 30% and 56% of our revenues for the years ended December 31, 2019 and 2018, respectively. One casino group represented 9% and 7% of total revenues for each of the years ended December 31, 2019 and 2018, respectively. For each of the years ended December 31, 2019 and 2018, the Company recorded no revenues related to performance obligations from prior periods.

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

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount. The Company has not experienced any losses from deposits above the federally insured amount.

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

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting its business, a

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company maintained a reserve of $6,593 as of December 31, 2019 and 2018. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms. The Company does not charge interest on its past due receivables. During the years ended December 31, 2019 and 2018, respectively, the Company wrote off $-0- and $715 of accounts receivable considered to be uncollectible.

At December 31, 2019, accounts receivable from two casino customers represented 44% of total accounts receivable. At December 31, 2018, four casino customers represented 52% of total accounts receivable. One customer represented 32% and 21% of the total accounts receivable balance as of December 31, 2019 and 2018, respectively.

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the Statement of Operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally developed software costs as well as employee and product costs associated with the development of our products. As of December 31, 2019 and 2018, no amounts had been capitalized.

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value.

Fair Value Measurements: Given their short-term nature and expected maturity, the carrying amounts reported in these financial statements for cash, prepaid and other current assets, accounts payable, and accrued expenses approximate fair value.

Accounting Standards Codification (“ASC”) 820 – Fair Value Measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 further establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques into the following three levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities that the reporting entity can access at the measurement date;

•	Level 2: Inputs other than quoted prices in active markets for identical assets and liabilities that are observable, either directly or indirectly;

•	Level 3: Unobservable inputs for the asset or liability, including significant assumptions of the reporting entity and other market participants.

The fair value of and the methodology used by the Company for the warrant liability is discussed in Note 8.

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

The Company has assessed its tax position and does not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Statement of Operations. The Company has determined that there are no unrecognized tax benefits, and accordingly, has not recognized any interest or penalties during 2019 and 2018 related to unrecognized tax benefits. There is no accrual for interest or penalties as of December 31, 2019 and 2018. The Company files U.S. income tax returns and multiple state income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2016 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2019 or 2018.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. The evaluation performed for 2019 and 2018 did not result in an impairment.

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

Stock Option Plans: The Company has equity-based compensation plans which are more fully described in Note 8. Compensation expense is recognized over the required service period. All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

Warrants: As explained in further detail in Notes 5 and 8, in connection with loans obtained by the Company, the lender holds a warrant to purchase shares of common stock. The Company accounts for the value and classification of the warrant in accordance with ASC 480 – Distinguishing Liabilities from Equity, and classified the warrant as a liability and was initially, and will subsequently be, measured at its estimated fair value using the Black-Scholes pricing model. The warrant will continue to be classified as a liability until such time it is exercised, expires or is amended in a manner that would no longer require classification as a liability.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Earnings per share: The Company computes earnings per share in accordance with generally accepted accounting principles which require presentation of both basic and diluted earnings per share ("EPS") on the face of the Statement of Operations. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted to common stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options and warrants.

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	December 31, 2019	December 31, 2018
Stock options	3,930,000	4,215,000
Warrant	7,000,000	—
	10,930,000	4,215,000

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2019	December 31, 2018
Finished products	$1,046,629	$403,080
Raw materials	421,581	181,141
Inventory	$1,468,210	$584,221

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

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2019	December 31, 2018
Equipment, principally gaming equipment	$6,281,476	$3,208,481
Delivery truck	28,140	28,140
Furniture and fixtures	87,033	104,314
Leasehold improvements	91,794	91,794
Property and equipment	6,488,443	3,432,729
Less accumulated depreciation	(2,211,220)	(1,935,356)
Property and equipment, net	$4,277,223	$1,497,373

During the years ended December 31, 2019 and 2018, the Company determined that the Poker Tables that had previously been out on lease and returned from customers had no further use to the Company and no resale or scrap value. During the year ended December 31, 2018, the Company wrote off Poker Tables with a cost of $1,276,039 and a net book value of $-0-. During the year ended December 31, 2019, the Company wrote off the remaining Poker Tables with a cost of $30,767 and a net book value of $-0-.

Cabinets used in 40 slot machines that were built in 2018 and were out on lease at customers’ facilities during 2019 were deemed to be defective due to numerous service and repair issues associated with the quality of those cabinets. During 2019, the Company requested, and was granted, warranty replacement from the manufacturer of those cabinets. In November 2019, the slot machines containing the defective cabinets were returned from the field so that the units could be disassembled, the defective cabinets returned to the cabinet manufacturer for warranty replacement, and the parts and licenses on those machines returned to inventory for use in other slot machines. The 40 slot machines that were disassembled had a cost of $536,956, a net book value of $429,565, and were removed from the books and the parts and license tags that were installed on those units were returned to inventory at their net realizable values. The cabinets, which had a net realizable value of $284,134, were replaced by the manufacturer with cabinets that had a cost of $321,868. The difference between the net value of the parts and licenses returned to inventory and the cabinets received under warranty of $29,532 was reflected as an inventory valuation adjustment and is included in the consolidated Statements of Operations under operating expenses.

Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $672,053 and $76,166 for the years ended December 31, 2019 and 2018, respectively.

Note 4. License Fees

License fees consist of the following:

	December 31, 2019	December 31, 2018
Purchased licenses	$377,160	$351,605
Less accumulated amortization	(341,155)	(342,266)
License fees, net	$36,005	$9,339

The weighted average useful life of purchased licenses is 3 years. Amortization expense included in the consolidated Statements of Operations and relating to the purchased licenses was $3,333 and $6,944 for the years ended December 31, 2019 and 2018, respectively.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 4. License Fees (Continued)

Estimated amortization expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2020	$33,783
2021	2,222
$36,005

Note 5.  Notes Payable

On July 17, 2018, the Company entered into a Master Loan Agreement (the “Prior Loan”) with PDS Gaming LLC (“PDS” or the “Lender”) to make a series of advances under the Prior Loan in the principal amount of up to $2,500,000 for the purposes of financing the purchase or manufacturing of equipment. The Loan was evidenced by Promissory Notes (each a “Note” and collectively the “Notes”) executed by the Company payable to the order of the Lender, and secured by a Security Agreement dated of even date with the Loan, between the Company and the Lender granting a security interest to the Lender in all of the Company’s right, title and interest in and to personal property, tangible and intangible, wherever located or situated and whether now owned or acquired or created. The Loan was advanced, in parts, pursuant to the Prior Loan and in the amounts of each Note during the advance period which originally expired on July 17, 2019. Each subsequent advance being made at the Lender’s sole and absolute discretion.

Under the original terms, the Notes bore interest on the outstanding principal amount at the lesser of the maximum rate or interest rate specified on each note based on a 360 day year. Payments consisting of principal and interest, as well as “Contingent Interest Payments” (“CIP”) of $3.50 per day for each on-line day up to a maximum of 730 on-line days for each unit financed under the Note were due and payable monthly. Each Note matured in 36 months and CIP obligations matured 48 months after the respective closing of each Note.

On March 29, 2019, the Lender agreed to increase the total principal amount that may be borrowed under the Loan from $2,500,000 to $5,500,000. On April 15, 2019, the Lender agreed to additional amendments, extending the advance period to 24 months beyond the Prior Loan date expiring July 17, 2020, and defining the CIP in each Note. In addition, the original Notes on Advances 1 through 5 were amended (the “Amendment” or the “Amended Note[s]”), extending the maturity dates, reducing the base monthly payments of principal and interest, reducing the CIP to $3.00 per day for each on-line day, extending the CIP obligation maturity date to 60 months, and defining the remaining CIP days under each Amended Note. All other terms of the Notes and Prior Loan remained unchanged and in full force, including the interest rate which remained at 11% on each Note.

On November 27, 2019 (the “Closing Date”), the Company entered into a new Master Loan Agreement (the “Loan”) with PDS Gaming – Nevada, LLC (“PDS Gaming” or the “Lender”) to make a series of advances under the Loan in the principal amount of up to $7,000,000 in order to (i) re-finance the existing outstanding indebtedness of the Company under the Prior Loan and Amendment for Advances 1 through 8 which totaled $3,765,792, (ii) finance the Company’s purchase or manufacturing of equipment and (iii) to be used for general working capital. The Loan is and will be evidenced by Promissory Notes (each a “Note” and collectively the “Notes”) executed by the Company payable to the order of the Lender, and is secured by a Security Agreement dated of even date with the Loan, between the Company and the Lender granting a security interest to the Lender in all of the Company’s right, title and interest in and to personal property, tangible and intangible, wherever located or situated and whether now owned or acquired or created. The Loan will be advanced, in parts, pursuant to the Loan and in the amounts of each Note during the advance period which runs until November 30, 2020.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5.  Notes Payable (Continued)

The Notes will bear interest on the outstanding principal amount at a rate per annum equal to an annual rate of 13%. Payments consisting of principal and interest for each advance financed under the Note are due and payable monthly based on an 84-month amortization and mature in 60 months. Each Note is prepayable subject to a sliding scale prepayment fee, declining 1% from 4% in the first twelve months to 0% after the 48th month, based on then-outstanding principal amount of the Note.

The initial advance dated November 27, 2019 is evidenced by a Note in the principal amount of $5,000,000 (“Advance 9”). Monthly payments of $91,616 on Advance 9 commence on January 1, 2020 and will mature on December 1, 2024.

As inducement to the Lender to make the Loan, the Company issued to the Lender a warrant (“Warrant”) entitling the Lender to purchase up to 7,000,000 shares of common stock of the Company which is equal to 15.6% of the outstanding common stock on the Closing Date. The Warrant is detachable with an exercise price of $0.05 per share and expires ten years from the Closing Date. The Warrant cannot be exercised until PDS Gaming is fully licensed in all of the Company’s gaming jurisdictions. The Company calculated the fair value of the Warrant to be $779,901 at the time of issuance using the Black-Scholes pricing model, and under ASC 480, recorded the Warrant as a liability. See Note 8 for further details regarding the Warrant.

The Company incurred a closing fee of 1% on the principal amount of the Note, excluding the portion of the principal amount of the first Note that is attributable to the refinancing of the Prior Loan as of the closing date, of $12,342. In addition, the Company paid $10,000 as a deposit for out of pocket expenses, of which $8,121 was subsequently reimbursed for a net of $1,879. The total fees of $14,221 were recorded as expense and are included in the consolidated Statements of Operations.

The Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which will be amortized on a straight-line basis until the earlier of the end of the advance period or until the remaining advances under the Loan are made. When the remaining advances under the Loan are made, the proportionate amount of the unamortized deferred fee remaining will be reclassified as debt discount and amortized over the life of the advance using the interest method.

ASC Topic 470 – Debt, requires an analysis to determine if the debt instruments under a refinancing transaction are substantially different by testing the present value (“PV”) of the cash flows under the terms of the new debt instrument versus the PV of the remaining cash flows under the terms of the original instrument. In cases where the transactions are deemed to be significantly different, an extinguishment has occurred, the old debt is derecognized and the new debt is recorded at fair value and fees paid to the lender on the old debt are expensed. The difference between the net carrying value of the original debt and the fair value of the new debt is recorded as a gain or a loss and interest expense is recorded based on the effective rate of interest on the new debt. The Company prepared the analysis and determined that the change in PV of cash flows is greater than 10%, the threshold established in ASC 470, and considered the transaction an extinguishment. The total cost of the debt of $557,072 was calculated as the difference between the fair value of the Warrant and the deferred debt commitment fee and the portion of the cost of debt reacquired associated with the carrying value of the old debt of $419,563 (75.3% x $557,072) was recognized as a loss on extinguishment of debt and is separately stated as such in the consolidated Statements of Operations. Debt discount of $137,509 was calculated as the cost associated with the new debt in proportion to the total cost of the debt refinanced or reacquired and is presented on the consolidated Balance Sheets as a direct reduction to the value of the debt.

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 5.  Notes Payable (Continued)

From the period January to September 2019, the Company took advances on the Prior Loan, PDS Advances 4 through 8, which totaled $2,729,131 and as of December 31, 2019 and 2018, Notes payable consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	December 31, 2019	December 31, 2018

PDS Advance 1	7/17/2018	7/17/2022	$489,989	$11,737	11%	$—	$431,407
PDS Advance 2	9/18/2018	9/18/2022	$723,565	$17,699	11%	—	671,986
PDS Advance 3	11/15/2018	11/15/2022	$662,686	$16,163	11%	—	647,018
PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	4,837,004	—

Total Notes Payable						4,837,004	1,750,411
Less: amounts classified as current						(439,594)	(572,298)
Long-Term Notes Payable						$4,397,410	$1,178,113

The following table lists the future principal payments due on the Notes as of December 31, 2019:

Year Ending December 31,	Amount
2020	$439,594
2021	508,257
2022	585,217
2023	673,832
2024	2,630,104
$4,837,004

The following table provides a breakdown of the interest expense as included in the consolidated Statements of Operations:

	Year ended December 31,
	2019	2018
Interest on Notes payable	$377,160	$59,783
Contingent interest obligations	201,159	7,161
Amortization of deferred debt commitment fee	18,569	—
Amortization of debt discount	2,934	—
	$599,822	$66,944

On January 29, 2020, the Company closed on its next advance (“PDS Gaming Advance 10”) under the Loan with PDS Gaming. See Note 12, Subsequent Events, for more information on the PDS Gaming Advance 10 transaction.

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

Note 6. Leases (Continued)

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

The following table summarizes the right-of-use asset and lease liability as of December 31, 2019:

Right-of-use Asset	$100,070

Lease Liability
Current	$101,083
Long-term	17,944
$119,027

Rental expense under this lease for the years ended December 31, 2019 and 2018 was $141,366 and $141,601, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of December 31, 2019:

Year Ended December 31:
2020	$106,975
2021	18,124
Minimum lease payments	125,099
Less: imputed interest	(6,072)
Present value of minimum lease payments	119,027
Less: current maturities of lease liability	101,083
Long-term lease liability	$17,944

Note 7. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances. The Company has recorded liability for estimated license fee payments of $269,250 and $13,500 as of December 31, 2019 and 2018, respectively. See Note 12, Subsequent Events, for more information on adjustments made in March 2020 regarding the estimated license fees.

Note 8. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options are granted at the discretion of the Board of Directors and,

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

at December 31, 2019, the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option will be determined by the Board of Directors at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date and no awards may be granted after October 16, 2017, the expiration date of the 2007 Plan. Options vest at 20% per year starting from the grant date and are fully vested after five years. The options can be exercised in partial or full amounts upon a change in control and at such other times as specified in the award agreements.

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

A summary of option transactions in 2019 and 2018 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2018	375,000	$0.81
Options granted	—	—
Options exercised	—	—
Options cancelled	(100,000)	2.00
Options outstanding at December 31, 2018	275,000	$0.37
Options granted	—	—
Options exercised	—	—
Options cancelled	(270,000)	0.34
Options outstanding at December 31, 2019	5,000	$2.00
Options available for grant under the 2007 Plan at December 31, 2019	2,495,000

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

Note 8. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

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

A summary of option transactions in 2019 and 2018 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2018	3,940,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at December 31, 2018	3,940,000	$0.13
Options granted	100,000	0.13
Options exercised	—	—
Options cancelled	(115,000)	0.13
Options outstanding at December 31, 2019	3,925,000	$0.13
Options available for grant under the 2016 Plan at December 31, 2019	1,775,000

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and is adjusted for estimated forfeitures. The additional compensation expense arising from the modification of the exercise price amounted to $105,767 and is being recognized over the vesting period. Expense relating to the stock option plans was $64,521 and $82,910 for the years ended December 31, 2019, and 2018, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2019:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	5,000	0.6	$2.00	-	5,000	0.6	$2.00	-
2016 Plan	3,925,000	7.2	$0.13	-	1,540,000	7.2	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2018:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	275,000	0.5	$0.37	-	275,000	0.5	$0.37	-
2016 Plan	3,940,000	8.2	$0.13	-	788,000	8.2	$0.13	-

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

As of December 31, 2019, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of December 31, 2019, there was approximately $137,564 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 2.3 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

Warrants: On November 27, 2019 in connection with the Loan obtained by the Company, the Company issued to PDS Gaming a Warrant entitling the Lender to purchase up to 7,000,000 shares of (voting) common stock of the Company at an exercise price of $.05 per share, expiring 120 months* after the issue date. The Warrant cannot be exercised until PDS Gaming is licensed in all of the Company’s gaming jurisdictions and cannot be exercised in a cashless exercise within the first six months following issuance.

*The “Expiration Date” was initially defined under the Warrant as 36 months. The Warrant was revoked, amended and resissued on December 27, 2019 and defined the Expiration Date as 119 months from date of issuance of the amended Warrant, which was the original intent between the Company and the Lender.

The Warrant contains a put feature providing the right to the holder, i.e. the Lender, for a net cash settlement in the event of a fundamental transaction which is defined under the Warrant as a sale of all of the stock, voting stock, or all, or substantially all, of the assets of the Company. Under such a transaction, the holder can require the Company to purchase any unexercised shares under the Warrant at the pro-rata share of the sales price or calculated value less the exercise price of the Warrant share. Although the put right can only be exercised upon the occurrence of certain events, the put, in itself, creates an obligation and the warrant should be classified as a liability within the scope of ASC 480.

The fair value of the warrant was estimated as $779,901 using the Black-Scholes pricing model and was recognized as a liability in the accompanying consolidated Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at its issuance on November 27, 2019:

Assumption
Stock price	$0.14
Exercise price	$0.05
Weighted average volatility	44.8%
Expected dividend yield	—
Expected term (in years)	10
Weighted average risk free interest rate	1.8%

The following table is a summary of the Warrant activity for the year ended December 31, 2019:

	Shares	Weighted Average Exercise Price
Warrants at January 1, 2019	—	—
Warrants granted	7,000,000	$0.05
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2019	7,000,000	$0.05
Warrants exercisable at December 31, 2019	7,000,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders’ Equity (Continued)

Warrants (Continued)

The following table summarizes information with respect to the Warrant outstanding at December 31, 2019:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	9.9	$0.05	-

The fair value assumptions used at December 31, 2019 remained unchanged from those used at the November 27, 2019 issuance date and therefore, the fair value remained at $779,901 at December 31, 2019 and no subsequent adjustment to fair value was necessary.

The following table reconciles the changes in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at January 1, 2019	$—
Fair value of Warrant at issuance	779,901
Balance at December 31, 2019	$779,901

Note 9. Revenue

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Year ended December 31,
	2019	2018
Lease, license and service fees:
Flat daily rate lease	$3,216,089	$1,615,266
Participation lease	1,150,820	613,197
Placement and license fees	28,450	30,753
	$4,395,359	$2,259,216

The following table provides a breakdown of the sales of gaming products and parts as included in the consolidated Statements of Operations:

	Year ended December 31,
	2019	2018

Sales of gaming products and parts:
Slot machine sales	$1,243,300	$1,863,932
Installation fees	—	940
Parts and ancillary items sales	1,374,204	1,555,562
	$2,617,504	$3,420,434

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 9. Revenue (Continued)

The following table provides a breakdown of the lease revenue by product type:

	Year ended December 31,
	2019	2018
Lease, license and service fees by product:
Slot machines	$4,395,135	$2,242,250
Poker Tables	224	16,966
	$4,395,359	$2,259,216

Note 10. Income Taxes

The components of the income tax provision for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Current tax expense:
Federal	$—	$—
State	12,731	23,000
	$12,731	$23,000

Deferred tax benefit (expense):
Federal	$(63,000)	$(199,000)
State	(34,000)	(106,000)
Valuation reserve	97,000	305,000
	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	2019	2018
Deferred tax asset:
Net operating loss carryforward	$3,678,000	$3,777,000
Accounts receivable reserves	2,000	2,000
Property and equipment	(340,000)	(211,000)
Accrued expenses	188,000	61,000
Impairment charge	211,000	211,000
Start-up costs	7,000	10,000
Stock based compensation	97,000	78,000
Inventory reserves	3,000	3,000
Other	(4,000)	8,000
	3,842,000	3,939,000
Less valuation allowance	(3,842,000)	(3,939,000)
Net deferred taxes	$—	$—

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the Statements of Operations is as follows for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
Federal tax benefit at statutory rate	$60,000	$214,000
State tax benefit net of federal taxes	36,731	104,000
Other	13,000	10,000
Decrease in valuation allowance	(97,000)	(305,000)
Income tax expense	$12,731	$23,000

Lightning Gaming, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)

Note 10. Income Taxes (Continued)

As of December 31, 2019, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $12,773,000, which expire at various times through 2038. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the current financial statements.

Note 11. Recently Issued Pronouncements

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

The amendments in this update as well as the targeted and codification improvements issued in July 2018, became effective for fiscal and interim periods beginning after December 15, 2018. The Company adopted this guidance, referred to as ASC 842, effective January 1, 2019 using the optional transition method and has elected the package of practical expedients permitted under the transition guidance which allows, among other things, the carryforward of the historical lease classification. In addition, the Company has elected to use the hindsight practical expedient to determine the lease term for existing leases and has elected to keep leases with a term of 12 months or less off of the balance sheet.

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

Note 11. Recently Issued Pronouncements (Continued)

balance remaining in the deferred rent as of January 1, 2019 was made and there was no effect to prior periods. Payments under this lease are recognized in the consolidated Statements of Operations on a straight-line basis.

In December 2019, the FASB issued an update within the scope of Topic 740, Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles within the Topic and improves consistent application of and simplifies GAAP for other areas by clarifying and amending existing guidance. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is gathering the information and performing the analyses required before the standard’s effective date to determine the impact this guidance will have on our financial statements.

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendments in the update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact, if any, the implementation of the CECL model will have on our financial statements.

Note 12. Subsequent Events

On January 29, 2020, the Company closed on Advance 10 under the Loan with PDS Gaming. The advance is evidenced by a Note in the principal amount of $1,000,000 and bears interest at an annual rate of 13%. Monthly payments of $18,309 commence on March 1, 2020, and the Note matures on February 1, 2025.

On March 10, 2020, the Company and a licensor amended the terms under a patent cross license agreement dated February 28, 2017 which required the Company to pay an upfront per unit license fee on games (slot machines) placed in service after the agreement date and for a period of five years, and settled on the amount due upon audit conducted by the licensor for the period March 1, 2017 through September 30, 2019. Upon the payment of the $158,250 audit settlement amount, the Company was released from all claims under the agreement. The amendment removed the upfront per unit license fee and replaced it with a quarterly un-recoupable fee of $45,000 payable within fifteen days after the end of each calendar quarter and removed all audit provisions. The amendment terminates after five years from October 1, 2019, or September 30, 2024. The Company had recorded an estimated liability for the license fee as of December 31, 2019 of $269,250 and recognized a gain on settlement of $66,000 in March 2020 after payment of the audit settlement amount and the $45,000 quarterly fee due and payable for the quarter ended December 31, 2019.

Due to the novel coronavirus pandemic COVID-19, the Company, as well as all other non-life-sustaining businesses, was ordered by governor’s mandate to close physical operations within the state of Pennsylvania on March 19, 2020. As of that same date, most, if not all, of the Company’s customers have been mandated to close as well. Although the ability to work remotely with access to IT systems has been established for the majority of personnel, the physical closure of the Company’s facility impedes the ability to assemble the slot machine units to fulfill existing and scheduled future orders. The effects of COVID-19 on the Company’s revenues cannot be calculated at this time. The Company is employing aggressive expense management measures and intends to participate in federal and state assistance programs that may be available in order to mitigate any adverse impact to projected performance.

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

As of December 31, 2019, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We identified a material weakness in our controls over financial reporting with respect to complex accounting matters related to the classification and valuation of warrants that were issued to our lender in connection with our loan restructuring that occurred in November 2019. Our initial analysis of the warrant led us to the conclusion that the warrant should be classified as equity under ASC 815 – Derivatives and Hedging, however upon further review, we determined that the warrant should be properly classified as a liability under ASC 480 – Distinguishing Liabilities from Equity, due to the put option in the warrant. In addition, specific assumptions and inputs used to calculate the initial fair value of the warrant resulted in an inappropriate fair value of the warrant and a material misstatement of the loss on the extinguishment of debt. Recalculations were prepared using updated assumptions and inputs and the corrections to the fair value and loss on extinguishment of debt were made and are properly reflected in our financial statements as of and for the year ended December 31, 2019.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) updated in 2013. Based on such evaluation, our management has concluded that, as of such date and due to the material weakness described above, our internal control over financial reporting was not effective as of December 31, 2019.

As a result of the warrant that was issued in November 2019 and the control weakness relating to the warrant, additional enhancements to our internal controls over financial reporting were made in early 2020, which will include review of the applicable guidance and any updates to the guidance relating to fair value measurements and accounting for warratns, reasonableness tests of the assumptions and inputs used in the fair value measurement and adjustments to the fair value of the warrant on a quarterly basis or as needed, and updating the required disclosures regarding the warrant on a quarterly basis. In addition, consultation with outside specialists will occur in the future to assist in the analysis of complex and complicated transactions such as the warrant, should the need arise.

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

Name	Age	Position Held with the Company
Brian Haveson	55	Chairman, CEO, Director
Christopher Strano	47	President of Lightning Gaming, Inc.
Donald Caldwell	73	Director
Frederick Tecce	84	Director

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

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including: Quaker Chemical Corporation (NYSE); Simplicity Esports and Gaming Company (OTC), f/k/a I-AM Capital Acquisition Company; InsPro Technologies Corporation (OTC); RootStock Software;Arduro Corporation; Voxware, Inc.; Haverford Trust Company; StoneRidge Investment Partners, LLC/Beltraith Capital, LLC; the South Australia Venture Capital Fund; the Pennsylvania Academy of the Fine Arts (Chairman Emeritus) and The Andalusia Foundation (Trustee). In addition to his role of director, Mr. Caldwell serves as Chairman of both Simplicity Esports and Gaming Company and InsPro Technologies Corporation, and is the Lead Director at Quaker Chemical Corporation.

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

Audit Committee

We have a separately designated standing audit committee. Mr. Caldwell and Mr. Tecce are the audit committee members. The Board of Directors has determined that Mr. Caldwell is an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of SEC Regulation S-K.

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2019 and 2018 to Brian Haveson, our and Lightning Poker’s principal executive officer, and Christopher Strano, President of Lightning Gaming (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (2)		Total ($)
Brian Haveson, Chairman and CEO	2019 2018	$278,622 $252,141	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	11,145 10,085	$289,767 $262,226

Christopher Strano, President of Lightning Gaming	2019 2018	$253,274 $232,940	$ $	10,000 5,000	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	9,664 9,024	$272,938 $246,964

NOTES:

(1)	Mr. Strano was awarded and paid $10,000 and $5,000 in bonuses in 2019 and 2018, respectively. The 2019 bonus was paid as part of an overall bonus of $44,164 awarded to certain other non-executive employees. The 2018 bonus was paid as a performance bonus to Mr. Strano only and there were no other bonuses paid or accrued in 2018.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all full-time employees.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (mo/day/year)
Brian Haveson (1)	800,000	1,200,000	-	$0.13	3/8/2027
Christopher Strano (2)	400,000	600,000	-	$0.13	3/8/2027

NOTES:

(1)	At December 31, 2019, Mr. Haveson held options to purchase an aggregate of 2,000,000 shares under the 2016 Plan which vest for 400,000 shares each March until 2022.
(2)	At December 31, 2019, Mr. Strano held options to purchase an aggregate of 1,000,000 shares under the 2016 Plan which vest for 200,000 shares each March until 2022.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table indicates how many shares of our (voting) Common Stock and Nonvoting Common Stock were beneficially owned as of March 30, 2020 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,649,383) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock		Nonvoting Common Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	1,021,000 (2)	7.7%	33,300,000	100.0%
Fredrick C. Tecce (1)	611,000 (2) (3)	4.6%	33,300,000	100.0%
Brian Haveson	1,538,409 (4)	11.7%	-	-
Christopher Strano	400,000 (5)	3.0%	-	-
All directors and executive officers as a group (4 persons)	3,389,409 (7)	25.7%	33,300,000	100.0%

5% Shareholders:
CI II and related parties (1) (2)	181,000 (6)	3.2%	33,300,000	100.0%
PDS Gaming - Nevada, LLC	7,000,000 (8)	53.1%	-	-

(1)				CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO and Mr. Tecce is a managing director and counsel. Consequently, Cross Atlantic, Mr. Caldwell, and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)				Includes 181,000 shares owned by CI II.
(3)				Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)				Includes options to purchase 800,000 shares under the 2016 Stock Option Plan.
(5)				Consists of 400,000 options to purchase shares under the 2016 Stock Option Plan.
(6)				The address of CI II and its manager, Cross Atlantic, is PO Box 410, Haverford, PA 19041-0410.
(7)				Includes an aggregate of 1,200,000 shares that can be acquired through the exercise of options.
(8)				Consists of 7,000,000 shares that can be acquired through the exercise of warrants.

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

As of December 31, 2019, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners.

Item 14. Principal Accountant Fees and Services.

Our audit committee selected and our Board of Directors approved the firm of Baker Tilly Virchow Krause, LLP (“Baker Tilly”) as our principal accountant and registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2019.

Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our audit committee. All of our principal accountant’s services for our last two fiscal years, which consisted solely of audit services, were within the scope of the engagement that our audit committee approved before we entered into the engagement. The aggregate fees billed to us by Baker Tilly in 2019 and in 2018 were $102,444 and $102,703, respectively. All of Baker Tilly’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2019.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
3.3*	Certificate of Amendment to Articles of Incorporation (See Exhibit 3.1 to Form 8-K filed on July 27, 2015)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.7*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.8*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.9*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.10*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.11*	Debt Conversion Agreement between the Company and CI II dated August 6, 2015 (see Exhibit 10.1 to Form 8-K filed August 6, 2015)
10.12*	Amended and Restated Voting Agreement between the Company and the Stock Holders dated August 6, 2015 (see Exhibit 10.2 to Form 8-K filed August 6, 2015)
10.13*	Cancellation of Amended and Restated Voting Agreement between the Company and the Stock Holders dated September 28, 2015 (see Exhibit 10.1 for Form 8-K filed September 28, 2015)
10.14*	Changes in Registrant’s Certifying Accountant, Dismissal of Previous Independent Registered Public Accounting Firm dated November 16, 2015 and Engagement of New Independent Registered Public Accounting Firm dated November 17, 2015 (see Exhibit 16.1 for form 8-K/A as amended filed November 23, 2015)
10.15*(A)	2016 Stock Option Plan of the Company (see Exhibit A to Schedule 14C filed August 9, 2016)
10.16*	Master Loan Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.1 to Form 8-K filed July 18, 2018)
10.17*	Security Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.2 to Form 8-K filed July 18, 2018)
10.18*	Promissory Note issued by the Company to PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.3 to Form 8-K filed July 18, 2018)
10.19*	Master Loan Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.1 to Form 8-K filed December 3, 2019)
10.20*	Security Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.2 to Form 8-K filed December 3, 2019)
10.21*	Promissory Note issued by the Company to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.3 to Form 8-K filed December 3, 2019)
10.22*	Lightning Gaming, Inc. Warrant to Purchase Voting Common Stock (7,000,000 shares) issued to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.4 to Form 8-K filed December 3, 2019)
21.1	List of subsidiaries
23.1	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	Chief Executive Officer, Director	March 30, 2020
Brian Haveson	(Principal Executive Officer)

/s/ Brian Haveson	Chief Financial Officer	March 30, 2020
Brian Haveson	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 30, 2020
Donald Caldwell

/s/ Fredrick C. Tecce	Director	March 30, 2020
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2019 and 2018
	Balance at Beginning of period	Additions/ Charges to Costs and Expenses	Deductions / Writeoffs	Balance at End of Period
Year ended December 31, 2018

Allowance for deferred taxes	$4,244,000	$—	(305,000)	$3,939,000

Allowance for doubtful accounts	$11,639	$—	(5,046)	$6,593

Year ended December 31, 2019

Allowance for deferred taxes	$3,939,000	$—	(97,000)	$3,842,000
Allowance for doubtful accounts	$6,593	$—	$—	$6,593