Form 10-K/A
period 2019-12-31
Lightning Gaming, Inc.
filed 2020-03-31
CIK 1392545

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

As a result of the warrant that was issued in November 2019 and the control weakness relating to the warrant, additional enhancements to our internal controls over financial reporting were made in early 2020, which will include review of the applicable guidance and any updates to the guidance relating to fair value measurements and accounting for warrants, reasonableness tests of the assumptions and inputs used in the fair value measurement and adjustments to the fair value of the warrant on a quarterly basis or as needed, and updating the required disclosures regarding the warrant on a quarterly basis. In addition, consultation with outside specialists will occur in the future to assist in the analysis of complex and complicated transactions such as the warrant, should the need arise.

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

Our policy is that before we engage our principal accountants annually to render audit or non-audit services, the engagement is reviewed and approved by our audit committee. All of our principal accountant’s services for our last two fiscal years, which consisted solely of audit services, were within the scope of the engagement that our audit committee approved before we entered into the engagement. The aggregate fees billed to us by Baker Tilly in 2019 and in 2018 were $103,498 and $102,703, respectively. All of Baker Tilly’s billings were for audit services, which consisted of the audits of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2019.

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