Form 10-Q
period 2020-03-31
Lightning Gaming, Inc.
filed 2020-05-14
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

(610) 494-5534
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of May 14, 2020; 33,300,000 shares of Nonvoting Common Stock as of May 14, 2020; and -0- shares of Series A Nonvoting Capital Stock as of May 14, 2020

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Condensed Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019 (audited);
2	Unaudited Consolidated Condensed Statements of Operations for the three months ended March 31, 2020 and 2019;
3	Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2020 and 2019;
4	Notes to Unaudited Consolidated Condensed Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,711,402	$1,598,749
Accounts receivable, net	466,884	747,704
Inventory	1,843,059	1,468,210
Prepaid expenses	224,732	234,994
Deposits with vendors	—	1,529
Deferred Debt Commitment Fee	74,277	204,260
Total Current Assets	4,320,354	4,255,446

Property and Equipment, net	4,265,952	4,277,223

Right-of-use asset - building	79,545	100,070
Other assets	8,193	8,193
License fees, net of accumulated amortization	50,172	36,005

Total Assets	$8,724,216	$8,676,937

See Notes to Unaudited Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$189,764	$557,199
Accrued expenses	45,383	382,806
Current portion of lease liability	94,724	101,083
Current portion of long-term debt, net	582,875	439,594
Total Current Liabilities	912,746	1,480,682

Long-Term Debt and Other Liabilities
Long-term notes payable, net	5,036,166	4,397,410
Warrant liability	354,426	779,901
Long-term lease liability	—	17,944
Total Long-Term Debt and Other Liabilities	5,390,592	5,195,255

Total Liabilities	6,303,338	6,675,937

Commitments (Note 7)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,548,282	30,532,427
Accumulated deficit	(28,144,810)	(28,548,833)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	2,420,878	2,001,000

Total Liabilities and Stockholders’ Equity	$8,724,216	$8,676,937

See Notes to Unaudited Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31, 2020	March 31, 2019
Revenues
Lease and license fees	$1,090,477	$865,499
Sales of gaming products and parts	136,862	727,138
Total revenues	1,227,339	1,592,637
Costs of Revenue
Cost of products sold	85,007	413,803
Gross Profit	$1,142,332	$1,178,834

Operating expenses
Operating expenses	34,766	118,308
Research and development	112,847	108,111
Selling, general and administrative expenses	528,094	541,809
Depreciation and amortization	254,591	105,246
Total operating expenses	930,298	873,474

Operating income	$212,034	$305,360

Non-operating income (expense)
Interest expense	(233,486)	(94,807)
Change in fair value of warrant liability	425,475	—
Total non-operating income (expense)	191,989	(94,807)
Net income before income taxes	404,023	210,553
Income tax expense	—	6,300
Net income	$404,023	$204,253
Net income per common share - basic	$0.01	$0.01
Net income per common share - diluted	$0.01	$0.00
Weighted average Common shares outstanding – basic	4,649,383	4,649,383
Weighted average Common shares outstanding - diluted	11,654,383	4,924,383
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	37,225,000	37,268,889

See Notes to Unaudited Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2020 and 2019

(Unaudited)

	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net income	$404,023	$204,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	254,591	105,246
Stock based compensation	15,855	16,226
Amortization of debt discount and deferred debt commitment fee	48,666	—
Gain on change in fair value of warrant liability	(425,475)	—
Changes in Assets and Liabilities
Decrease in accounts receivable	280,821	8,690
Increase in inventory	(374,850)	(43,143)
(Increase) decrease in prepaid expenses	10,262	(38,076)
(Increase) decrease in deposits with vendors	1,529	(2,757)
(Increase) decrease in right-of-use asset	20,526	(158,828)
Increase (decrease) in accounts payable	(367,435)	6,893
Increase (decrease) in accrued expenses	(337,424)	42,365
Increase in income tax payable	—	4,362
Increase in accrued interest	—	11,229
Increase (decrease) in lease liability	(24,303)	188,041
Decrease in other long-term liabilities	—	(32,344)
Net Cash Provided by (Used in) Operating Activities	(493,214)	312,157

Cash Flows from Investing Activities
Purchase of equipment	(212,487)	(909,645)
Purchase of licenses	(45,000)	—

Net Cash Used in Investing Activities	(257,487)	(909,645)

Cash Flows from Financing Activities
Proceeds from notes payable, net of loan fee	990,000	925,432
Repayment of notes payable	(126,646)	(177,983)

Net Cash Provided by Financing Activities	863,354	747,449

Net Increase in Cash	112,653	149,961

Cash - Beginning of period	1,598,749	565,461

Cash - End of period	$1,711,402	$715,422

See Notes to Unaudited Consolidated Condensed Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2020 and 2019 (Continued)

(Unaudited)

	March 31, 2020	March 31, 2019
Supplemental Disclosure of Non-Cash Investing Activities:
Transfers among inventory, equipment and licenses, net	$30,000	$—

Supplemental Information:
Cash paid for:
Interest	$184,820	$83,578
Income taxes	$3,905	$1,938
Operating leases	$26,523	$25,876

See Notes to Unaudited Consolidated Condensed Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2020

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

Basis of Presentation

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2020 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2019 was derived from the Company’s consolidated audited financial statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company generated net income for the three months ended March 31, 2020 and has maintained and sustained a working capital surplus. However, due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020. Due to COVID-19, all of our customers were mandated to close which effectively reduced revenues to $-0- by March 31, 2020. The situation surrounding COVID-19 is fluid and updates are released daily and, in some cases, hourly. The ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

We have applied for and received funding under the federal loan program known as the Paycheck Protection Program (“PPP”) through the Small Business Association (“SBA”) that will help to lessen the impact of COVID-19.

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results, financial position, or other material events impacting its business, a specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company maintained a reserve of $6,593 as of March 31, 2020 and December 31, 2019. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms, customer payment history, and current creditworthiness. The Company does not charge interest on its past due receivables. During the three months ended March 31, 2020 and 2019, respectively, the Company wrote off $-0- and $7,624 of accounts receivable considered to be uncollectible.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Fair Value Measurements (Continued)

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	March 31, 2020	March 31, 2019
Stock options	3,930,000	4,315,000
Warrant	7,000,000	—
	10,930,000	4,315,000

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or “CECL”) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendment became effective for the annual and interim periods ending after December 15, 2019 and did not have a material impact on our financial statements.

In December 2019, the FASB issued an update within the scope of Topic 740, Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles within the Topic and improves consistent application of and simplifies generally accepted accounting principles (“GAAP”) for other areas by clarifying and amending existing guidance. The amendments in this update

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is gathering the information and performing the analyses required before the standard’s effective date to determine the impact this guidance will have on our financial statements.

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2020	December 31, 2019
Finished products	$1,443,495	$1,046,629
Raw materials and work in process	399,564	421,581
Inventory	$1,843,059	$1,468,210

Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value.

Slot machine cabinets, which are manufactured by a third-party, include monitors, toppers, stands and certain electronic components, are shown as finished products. Raw materials primarily consist of the flash drives, motherboards, spare parts and interchangeable electronic components for the slot machines.

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2020	December 31, 2019
Equipment, principally gaming equipment under lease	$6,520,790	$6,281,476
Delivery truck	28,140	28,140
Furniture and fixtures	90,206	87,033
Leasehold improvements	91,794	91,794
Property and equipment	6,730,930	6,488,443
Less accumulated depreciation	(2,464,978)	(2,211,220)
Property and equipment, net	$4,265,952	$4,277,223

Depreciation expense related to the property and equipment included in the consolidated condensed Statements of Operations was $253,758 and $104,413 for the three months ended March 31, 2020 and 2019, respectively.

Note 4.  License Fees

License fees consist of the following:

	March 31, 2020	December 31, 2019
Purchased licenses	$392,160	$377,160
Less accumulated amortization	(341,988)	(341,155)
License fees, net	$50,172	$36,005

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 4.  License Fees (Continued)

Licenses for gaming machine patents and technology are added to the cost of slot machines when they are built using a capitalization rate per machine. The capitalization rate is based on expected annual machine production and is reviewed and adjusted accordingly based on actual versus projected units produced.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated condensed Statements of Operations relating to the source code licenses was $833 for the three months ended March 31, 2020 and 2019, respectively.

Estimated future capitalizable costs, amortization and expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2020	$47,949
2021	2,223
$50,172

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 5. Notes Payable (Continued)

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

The Notes will bear interest on the outstanding principal amount at a rate per annum equal to an annual rate of 13%. Payments consisting of principal and interest for each advance financed under the Note are due and payable monthly based on an 84-month amortization and mature in 60 months, at which time the entire principal balance plus all accrued and unpaid interest under the Notes are due and payable in full. Each Note is prepayable subject to a sliding scale prepayment fee, declining 1% from 4% in the first twelve months to 0% after the 48th month, based on then-outstanding principal amount of the Note.

The initial advance dated November 27, 2019 is evidenced by a Note in the principal amount of $5,000,000 (“Advance 9”). Monthly payments of $91,616 on Advance 9 commenced on January 1, 2020 and will mature on December 1, 2024. On January 29, 2020, the Company closed on Advance 10 under the Loan with PDS Gaming. The advance is evidenced by a Note in the principal amount of $1,000,000 and bears interest at an annual rate of 13%. Monthly payments of $18,309 commenced on March 1, 2020, and the Note matures on February 1, 2025.

As inducement to the Lender to make the Loan, the Company issued to the Lender a warrant (“Warrant”) entitling the Lender to purchase up to 7,000,000 shares of common stock of the Company which was equal to 15.6% of the outstanding common stock on the Closing Date. The Warrant is detachable with an exercise price of $0.05 per share and expires ten years from the Closing Date. The Warrant cannot be exercised until PDS Gaming is fully licensed in all of the Company’s gaming jurisdictions. The Company calculated the fair value of the Warrant to be $779,901 at the time of issuance using the Black-Scholes pricing model, and under ASC 480, recorded the Warrant as a liability. See Note 8 for further details regarding the Warrant.

The Company incurred a closing fee of 1% on the principal amount of the Note, excluding the portion of the principal amount of the first Note that is attributable to the refinancing of the Prior Loan as of the closing date, of $12,342. In addition, the Company paid $1,879 for out of pocket expenses and the total fees of $14,221 were recorded as expense on the Closing Date.

On November 27, 2019, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which is being amortized on a straight-line basis until the earlier of the end of the advance period or until the remaining advances under the Loan are made. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. When the remaining advances under the Loan are made, the proportionate amount of the unamortized deferred fee remaining will be reclassified as debt discount and amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $98,977 as of March 31, 2020.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 5. Notes Payable (Continued)

ASC Topic 470 – Debt, requires an analysis to determine if the debt instruments under a refinancing transaction are substantially different by testing the present value (“PV”) of the cash flows under the terms of the new debt instrument versus the PV of the remaining cash flows under the terms of the original instrument. In cases where the transactions are deemed to be significantly different, an extinguishment has occurred, the old debt is derecognized and the new debt is recorded at fair value and fees paid to the lender on the old debt are expensed. The difference between the net carrying value of the original debt and the fair value of the new debt is recorded as a gain or a loss and interest expense is recorded based on the effective rate of interest on the new debt. The Company prepared the analysis and determined that the change in PV of cash flows is greater than 10%, the threshold established in ASC 470, and considered the transaction an extinguishment. The total cost of the debt of $557,072 was calculated as the difference between the fair value of the Warrant and the deferred debt commitment fee and the portion of the cost of debt reacquired associated with the carrying value of the old debt of $419,563 (75.3% x $557,072) was recognized as a loss on extinguishment of debt on the Closing Date, November 27, 2019. Debt discount of $137,509 was calculated as the cost associated with the new debt in proportion to the total cost of the debt refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $126,914 and $134,574 as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 and December 31, 2019, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	March 31, 2020	December 31, 2019

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$4,731,962	$4,837,004
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	887,079	-

Total Notes Payable						5,619,041	4,837,004
Less: amounts classified as current						(582,875)	(439,594)
Long-Term Notes Payable						$5,036,166	$4,397,410

The following table lists the future principal payments due on the Notes as of March 31, 2020:

Year Ending December 31,	Amount
Remaining 2020	$387,540
2021	591,118
2022	683,484
2023	790,371
2024	2,768,025
2025	398,503
$5,619,041

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 5. Notes Payable (Continued)

The following table provides a breakdown of the interest expense in the consolidated condensed Statements of Operations for the three months ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019

Interest on Notes payable	$184,820	$58,320
Contingent interest obligations	—	36,487
Amortization of deferred debt commitment fee	37,138	—
Amortization of debt discount	11,528	—
	$233,486	$94,807

Note 6. Leases

In November 2009, the Company entered into a lease agreement for its corporate office and warehouse facility which became effective in January 2010 for a term of sixty-seven months. In September 2014, the lease was amended to include the following: 1) an extension of the lease term to February 28, 2021; 2) modification of the minimum annual and monthly rents for the extended lease term; 3) a rent abatement period of six months commencing October 1, 2014; and 4) an option to extend the term for a period of five years.

Since the original lease inception, rental expense had been recognized on a straight-line basis over the life of the lease and was recorded as a deferred rent obligation during the abatement period. The deferred rent was reduced by the difference between the rent due and the straight-line expense upon commencement of the rental payments, which was identical to the lease expense that would have been recognized applying the principals under ASC 842 – Leases, which became effective and the Company adopted on January 1, 2019. Since there was no difference in the lease versus rent expense calculation, there was no effect to prior periods and the balance sheet adjustment to record the remaining balances in the right-of-use asset of $177,521, lease liability of $209,864, and to eliminate the balance remaining in the deferred rent account of $32,343 was made as of January 1, 2019.

The following table summarizes the right-of-use asset and lease liability as of March 31, 2020:

Right-of-use Asset	$79,545

Lease Liability
Current	$94,724

Lease expense for the three months ended March 31, 2020 and 2019 was $37,148 and $35,930, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 6. Leases (Continued)

The following table summarizes the Company’s scheduled future minimum lease payments as of March 31, 2020:

Year Ended December 31:
2020	$80,453
2021	18,124
Minimum lease payments	98,577
Less: imputed interest	(3,853)
Present value of minimum lease payments	94,724
Less: current maturities of lease liability	94,724
Long-term lease liability	$-

Note 7. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

On March 10, 2020, the Company and a licensor amended the terms under a patent cross license agreement dated February 28, 2017, which required the Company to pay an upfront per unit license fee on games (slot machines) placed in service after the agreement date and for a period of five years, and settled on the amount due upon audit conducted by the licensor for the period March 1, 2017 through September 30, 2019. Upon the payment of the $158,250 audit settlement amount, the Company was released from all claims under the agreement. The amendment removed the upfront per unit license fee and replaced it with a quarterly un-recoupable fee of $45,000 payable within fifteen days after the end of each calendar quarter and removed all audit provisions. The amendment terminates after five years from October 1, 2019, or September 30, 2024. The $66,000 difference between the $203,250 combined amount paid by the Company for the audit settlement and the quarterly license fee, and the $269,250 balance in the estimated liability for the license fee, was reversed in March 2020 and is included as a reduction to the operating expenses in the consolidated condensed Statements of Operations for the three months ended March 31, 2020.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 8.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

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

A summary of option transactions in 2020 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	5,000	$2.00
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding at March 31, 2020	3,925,000	$2.00

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 8.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

A summary of option transactions in 2020 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,925,000	$0.13
Options granted	-	-
Options exercised	-	-
Options cancelled	-	-
Options outstanding at March 31, 2020	3,925,000	$0.13
Options available for grant under the 2016 Plan at March 31, 2020	1,775,000

Stock-based compensation expense is recognized in the consolidated condensed Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Compensation expense related to stock options for the three months ended March 31, 2020 and 2019 was $15,855 and $16,226, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2020:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	5,000	0.4	$2.00	-	5,000	0.4	$2.00	-
2016 Plan	3,925,000	7.0	$0.13	-	2,325,000	6.9	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2019:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	5,000	0.6	$2.00	-	5,000	0.6	$2.00	-
2016 Plan	3,925,000	7.2	$0.13	-	1,540,000	7.2	$0.13	-

As of March 31, 2020, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of March 31, 2020, there was approximately $121,709 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 8.  Stockholders’ Equity (Continued)

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Stock price	$0.07	$0.14
Exercise price	$0.05	$0.05
Weighted average volatility	59.7%	44.8%
Expected dividend yield	-	-
Expected term (in years)	9.7	10.0
Weighted average risk free interest rate	0.7%	1.8%

There currently is no public market for the Company’s stock price. Historically, the valuation of the Company was determined by utilizing a formula of six (6) times the Company’s Earnings Before Interest Taxes, Depreciation and Amortization (“EBITDA”) for the prior twelve (12) month period minus all outstanding debt of the Company plus all cash and cash equivalents owned by the Company which is defined in the Warrant agreement as the Calculated Value (“CV”) of the Company. Volatility is based on the average stock price of comparable public companies in the industry.

It was determined that the CV formula needed to be modified at the March 31, 2020 measurement date taking into consideration the effect that the pandemic COVID-19 has had on the Company and in order to determine a more realistic and reasonable fair value of the Warrant as of that date. The percentage decrease in the stock prices in the comparable public companies used as the basis for volatility was approximately 57% for the quarter ending March 31, 2020. Based on the reductions in stock price of the comparable public companies and the projected significant impact to the Company’s revenues, the CV was discounted by 57% and the resulting price per share of $.07 was used in the Black Scholes model to determine fair value of the Warrant at March 31, 2020.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 8.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2019	$779,901
Net change in fair value	(425,475)
Balance at March 31, 2020	$354,426

The following table is a summary of the Warrant activity for the three months ended March 31, 2020:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2019	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at March 31, 2020	7,000,000	$0.05
Warrants exercisable at March 31, 2020	7,000,000

The following table summarizes information with respect to the Warrant outstanding at March 31, 2020:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	9.7	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2019:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	9.9	$0.05	-

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated condensed Statements of Operations:

	March 31, 2020	March 31, 2019
Common Stock	7,005,000	275,000
Nonvoting Common Stock	3,925,000	4,040,000

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2020:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2019	4,916,285	$4,917	33,300,000	$33,300	$30,532,427	$(28,548,833)	266,902	$(20,811)	$2,001,000
Net income	—	—	—	—	—	404,023	—	—	404,023
Stock based compensation	—	—	—	—	15,855	—	—	—	15,855
Balances at March 31, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,548,282	$(28,144,810)	266,902	$(20,811)	$2,420,878

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2019:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2018	4,916,285	$4,917	33,300,000	$33,300	$30,467,906	$(28,835,250)	266,902	$(20,811)	$1,650,062
Net income	—	—	—	—	—	204,253	—	—	204,253
Stock based compensation	—	—	—	—	16,226	—	—	—	16,226
Balances at March 31, 2019	4,916,285	$4,917	33,300,000	$33,300	$30,484,132	$(28,630,997)	266,902	$(20,811)	$1,870,541

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 9.  Revenue

The Company applies the guidance under ASC 606 in recognizing revenue, which is generated from leasing and selling slot machines and from sales of parts and certain services relating to the slot machines. Revenue is recognized on sales of products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable, and when the performance obligations under that agreement have been completed. This typically occurs when products are delivered and/or installed and upon receipt of regulatory approval, if required. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery or installation, revenue is allocated to each unit or service based upon its respective fair value against the total contract value, or itemized price within the contract, and revenue recognition is deferred on those units or services until all of the performance obligation requirements under the applicable section(s) of that agreement have been completed.

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of March 31, 2020 and December 31, 2019, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of March 31, 2020 or December 31, 2019, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 9.  Revenue (Continued)

The following table provides a breakdown of the revenue by category as included in the consolidated condensed Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Lease and license fees:
Flat daily rate lease	$842,637	$641,215
Participation lease	247,840	224,284
	$1,090,477	$865,499

Sales of gaming products and parts:
Slot machine sales	$90,000	$727,138
Parts and ancillary items sales	46,862	—
	$136,862	$727,138

The following table provides a breakdown of the lease revenue by product type:

	Three Months Ended March 31,
	2020	2019
Lease and license fees by product:
Slot machines	$1,090,477	$865,275
Poker Tables	—	224
	$1,090,477	$865,499

Note 10.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2020, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $12,853,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax provision represents the amount of estimated state taxes payable based on the calculation of the apportioned pre-tax income, net of available state net operating loss deductions, and is shown in accrued expenses on the consolidated condensed Balance Sheets.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements (Continued)

March 31, 2020

Note 11. Concentration of Risk – Major Customers

The Company generated approximately 20% and 51% of its revenue from its top three customers for each of the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020, accounts receivable from two casino customers represented 17% of total accounts receivable. At December 31, 2019, accounts receivable from two casino customers represented 44% of total accounts receivable. One customer represented 10% of the total accounts receivable balance as of March 31, 2020 and one customer represented 32% of the accounts receivable balance as of December 31, 2019.

Note 12. Subsequent Event

In order to lessen the impact of COVID-19, the Company applied for assistance under the federal loan program known as the Paycheck Protection Program (“PPP”) through the Small Business Association (“SBA”) which it submitted through its bank on April 10, 2020. On April 28, 2020, the Company received notification from the bank that its application for the PPP loan was approved by the SBA. The bank confirmed that funds under the program of $246,200 have been reserved and were deposited into the Company’s bank account on May 7, 2020.

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

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to: the duration and spread of the recent outbreak of the novel coronavirus disease COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak; the economic downturn in the financial markets and the dramatic decline in national and global economic conditions, especially in the gaming industry and in the wake of COVID-19; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing, and may also adversely affect the ability of our customers to purchase our product and services; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and fluctuations in foreign currency exchange rates.

The most significant factors affecting our suppliers, customers and employees, and causing disruptions in current and future plans for operations and expansion, revolve around the impact of COVID-19. The mandate to close our physical location as of March 19, 2020 impeded our ability to assemble the slot machine units to fulfill existing and new orders and as of March 31, 2020, all of our customers were mandated to close which effectively reduced revenues to $-0-. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

We have applied for and received funding under the federal loan program known as the Paycheck Protection Program (“PPP”) through the Small Business Association (“SBA”) that can help to lessen the impact of COVID-19. In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the severity of its effects on us, our customers and our suppliers. As this is a constantly changing and fluid situation, the full impact of COVID-19 cannot be measured at this time and might not become apparent until sometime in the next few months and beyond.

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

In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. The current slot machine products are:

•	Around the World in 80 Days	•	Lava Queen – Quick Link
•	Beauty and the Beast	•	Lightning Lotto
•	Bierfeier – Screaming Links	•	Luck of the Irish – Screaming Links
•	Candy Cash	•	Penny Palooza
•	Cash Flow	•	Pixiu – Quick Link
•	Cinderella	•	Prosperous Buddha – Persistent Link
•	Drachma – Quick Link	•	Scarabs of Egypt – Screaming Links
•	Duck Dynamite	•	Si Shou
•	Electric Sevens – Quick Link	•	Si Xiang – Screaming Links
•	Eye of RA – Persistent Link	•	Slotto
•	Fins N Wins	•	Snow White
•	Fruit Jackpots	•	Snow White – Screaming Links
•	Fruit Treasure	•	Swamp Fever
•	Golden Egg	•	Swamp Fever – Persistent Link
•	Goyaate	•	Swamp Frenzy
•	Great Balls of Fire – Screaming Links	•	Thunder Spirit – Quick Link
•	Hao Yun	•	Vampires Fortune
•	Hua Mulan – Screaming Links	•	Xingyun Gou – Quick Link
•	Jumbo Fish Stacks	•	Year of the Horse
•	Jungle Book	•	Ye Xian
•	Jungle Jackpots – Screaming Links	•	Zhang Jiao – Screaming Links
•	Just Jackpots	•	Zuo Ci – Screaming Links

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We have 370 slot machines out on lease or revenue share in 57 different casinos. We are registered as an approved vendor to distribute products to gaming venues located in 19 state jurisdictions.

We recognized net income of $404,023 and used $493,214 in cash from operations in the three months ended March 31, 2020.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2020 were $1,227,000 compared to $1,593,000 for the comparable prior year period, a decrease of $365,000. This decrease was attributable to the decrease in slot machine unit and parts sales. While total revenues decreased, lease and license fees increased by a net of $225,000 to $1,090,000 for the three months ended March 31, 2020 as compared to $865,000 for the three months ended March 31, 2019. The increase in lease revenues was attributable to the popularity of our latest game titles under the Screaming Links and Quick Link lines of games, resulting in an increase in the average number of slot machines installed since the previous quarter. Although lease revenues increased during the quarter, the closure of all of our customers’ locations in March 2020 due to COVID-19 significantly impacted March revenues as well as the average daily rate on those leased machines.

Sales of slot machines and related parts decreased by $590,000 to $137,000 for the three months ended March 31, 2020 as compared to $797,000 for the three months ended March 31, 2019, which included a 24-unit slot machine sale to one customer totaling $580,000.

Cost of Products Sold

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended March 31, 2020 were $85,000 as compared to $414,000 for the three months ended March 31, 2019, a reflection of the decrease in slot machine sales during the quarter.

Operating Expenses

Operating expenses decreased $83,000 to $35,000 for the three months ended March 31, 2020, from $118,000 for the three months ended March 31, 2019. This decrease was the result of the reversal of $66,000 in license fees from the settlement and amendment of the patent cross license agreement that occurred in March 2020 as well as reductions in freight and installation costs due to the lower number of installs during the quarter. These decreases were partially offset by the increase in payroll and benefit costs associated with annual salary increases for operational personnel and the addition of an assembly technician in March 2019.

Research and Development Expenses

Research and development expenses increased by $5,000 to $113,000 for the three months ended March 31, 2020, from $108,000 for the three months ended March 31, 2019. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in software and upgrades in hardware purchased for research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $528,000 for the three months ended March 31, 2020 versus $542,000 for the three months ended March 31, 2019, a decrease of $14,000. This decrease is attributable to the decrease in travel, meals and entertainment due to the COVID-19 closures in March 2020 as well as a decrease in state lab fees.

Depreciation and Amortization

Depreciation and amortization increased by $150,000 to $255,000 for the three months ended March 31, 2020 from $105,000 for the three months ended March 31, 2019. This increase was the result of the increase in fixed assets built and placed in service during the previous three quarters.

Interest Expense

Interest expense increased $138,000 for the three months ended March 31, 2020, from $95,000 for the three months ended March 31, 2019, to $233,000 as a result of the loan agreement and promissory note advances made in November 2019 and January 2020, and the amortization of the deferred commitment fee and debt discounts associated with the loan agreement and advances.

Change in Value of Warrant

The change in fair value of the warrant of $425,000 was mainly due to the decline in the estimated fair market value of our common stock, a result of the impact on performance due to COVID-19.

Liquidity and Capital Resources

We recognized net income of $404,000 and funded our working capital investments and capital expenditures associated with our growth strategy with proceeds from loans and the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2020 and 2019 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by (used in) operating activities	$(493,000)	$312,000	$(805,000)
Net cash used in investing activities	(258,000)	(909,000)	651,000
Net cash provided by financing activities	863,000	747,000	116,000
Net increase in cash	112,000	150,000	$(38,000)
Cash, beginning of year	1,599,000	565,000
Cash, end of period	$1,711,000	$715,000

For the three months ended March 31, 2020, we experienced a negative swing of $805,000, from cash provided by operations for the three months ended March 31, 2019 of $312,000 to cash used in operations of $493,000. The decrease in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities decreased by $651,000, from $909,000 used in investing activities for the three months ended March 31, 2019 to $258,000 used in investing activities for the three months ended March 31, 2020. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This decrease in cash used was due to the decrease in slot machines built and placed in service during the period.

Net cash provided by financing activities was $990,000 for the three months ended March 31, 2020, the result of the note payable advance taken in January 2020 versus $925,000 for those taken during the three months ended March 31, 2019, an increase of $65,000. The increase in note payable advances coupled with the decrease in principal payments on the notes of $51,000 resulted in the net increase in cash provided by financing activities of $116,000.

Operations and Liquidity Management

For the three months ended March 31, 2020, we recognized net income of $404,000 and we used $493,000 in cash from operating activities and have maintained and sustained a working capital surplus.

Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020 and as of March 31, 2020 all of our customers were mandated to close which effectively reduced revenues to $-0-. The situation surrounding COVID-19 is fluid and the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended. Prior to the outbreak of COVID-19, we made improvements in performance and experienced an increase in the average number of signed recurring lease agreements for our slot machines with our latest theme offerings utilizing our new slot machine cabinet design. In addition, we continue to develop new proprietary game themes and plan to enter into new markets. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, the development of new slot machine themes and new cabinets that are appealing to our customers and their patrons, and, most recently, the effects of COVID-19 on us, our customers, and suppliers.

Prior to the outbreak of COVID-19, our operating cash requirements were approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and approximately $500,000 for the purchase of the hardware components for our products. The full effects of COVID-19 on our revenues cannot be projected at this time, however, we have employed aggressive expense management measures and intend to participate in federal programs that may be available to us in order to mitigate any adverse impact to our projected performance.

As of March 31, 2020, our cash balance was $1,711,000 and our current gross cash requirements are approximately $180,000 to $240,000 per month, principally for salaries, professional services, licenses, and office expenses. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2020:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$94,724	$94,724	$—	$—	$—
Patent cross license fees (2)	855,000	180,000	360,000	315,000	—
Debt obligations (3)	5,619,041	529,906	1,321,069	3,768,066	—
Total	$6,568,765	$804,630	$1,681,069	$4,083,066	$—

(1)	Represents operating lease agreement for office and warehouse facility.

(2)	Represents amounts due per license agreement.

(3)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company generated net income for the three months ended March 31, 2020 and has maintained and sustained a working capital surplus. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020. Due to COVID-19, all of our customers were mandated to close which effectively reduced revenues to $-0- by March 31, 2020. The situation surrounding COVID-19 is fluid and updates are released daily and, in some cases, hourly. The ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

We have applied for and received funding under the federal loan program available to us that can help to lessen the impact of COVID-19. In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for twelve months from the date of this report.

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

As a result of the COVID-19 outbreak and the mandate to close our physical location as of March 19, 2020, we initiated changes to our systems of internal accounting controls, converting approval and workflow processes to a paperless environment in order to support a telework environment.

In order to address the control weakness relating to the warrant issued in November 2019, enhancements to our internal controls over financial reporting were made which included review of the applicable guidance relating to fair value measurements and accounting for warrants and reasonableness tests of the assumptions and inputs used in the fair value measurement and adjustments to the fair value of the warrant, including the effects of COVID-19 on that fair value measurement.

As of March 31, 2020, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: May 14, 2020	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

