Form 10-Q
period 2020-06-30
Lightning Gaming, Inc.
filed 2020-08-14
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of August 14, 2020; 33,300,000 shares of Nonvoting Common Stock as of August 14, 2020; and -0- shares of Series A Nonvoting Capital Stock as of August 14, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019;
3	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019;
4	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019;
5	Notes to Unaudited Consolidated Financial Statements.

Item 1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,500,325	$1,598,749
Accounts receivable, net	592,686	747,704
Inventory	1,566,464	1,468,210
Prepaid expenses	260,002	234,994
Deposits with vendors	—	1,529
Deferred debt commitment fee	46,423	204,260
Total Current Assets	3,965,900	4,255,446

Property and Equipment, net	4,008,179	4,277,223

Right-of-use asset - building	58,530	100,070
Other assets	8,193	8,193
License fees, net of accumulated amortization	24,589	36,005

Total Assets	$8,065,391	$8,676,937

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$172,304	$557,199
Accrued expenses	77,526	382,806
Deferred income	9,824	—
Current portion of lease liability	69,931	101,083
Current portion of notes payable, net	602,240	439,594
Total Current Liabilities	931,825	1,480,682

Long-Term Debt and Other Liabilities
Long-term notes payable, net	4,890,814	4,397,410
Warrant liability	294,667	779,901
Long-term lease liability	—	17,944
Total Long-Term Debt and Other Liabilities	5,185,481	5,195,255

Total Liabilities	6,117,306	6,675,937

Commitments (Note 8)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,564,008	30,532,427
Accumulated deficit	(28,633,329)	(28,548,833)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	1,948,085	2,001,000

Total Liabilities and Stockholders’ Equity	$8,065,391	$8,676,937

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2020 and 2019

(Unaudited)

	June 30, 2020	June 30, 2019
Revenues
Lease and license fees	$193,572	$1,054,989
Sales of gaming products and parts	378,110	1,463,480
Total revenues	571,682	2,518,469
Costs of Revenue
Cost of products sold	300,103	1,230,415
Gross Profit	$271,579	$1,288,054

Operating expenses
Operating expenses	16,853	173,830
Research and development	54,141	101,836
Selling, general and administrative expenses	260,772	501,851
Depreciation and amortization	258,606	142,600
Total operating expenses	590,372	920,117

Operating (loss) income	$(318,793)	$367,937

Non-operating income (expense)
Interest expense	(231,642)	(138,776)
Interest income	2,157	—
Gain on change in fair value of warrant liability	59,759	—
Total non-operating income (expense)	(169,726)	(138,776)
Net (loss) income before income taxes	(488,519)	229,161
Income tax expense	—	4,700
Net (loss) income	$(488,519)	$224,461
Net (loss) income per common share - basic	$(0.01)	$0.01
Net (loss) income per common share - diluted	$(0.01)	$0.01
Weighted average Common shares outstanding – basic	4,649,383	4,649,383
Weighted average Common shares outstanding - diluted	4,649,383	4,915,702
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	33,300,000	37,340,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2020 and 2019

(Unaudited)

	June 30, 2020	June 30, 2019
Revenues
Lease and license fees	$1,284,049	$1,920,488
Sales of gaming products and parts	514,972	2,190,618
Total revenues	1,799,021	4,111,106
Costs of Revenue
Cost of products sold	385,110	1,644,218
Gross Profit	$1,413,911	$2,466,888

Operating expenses
Operating expenses	51,618	292,138
Research and development	166,988	209,947
Selling, general and administrative expenses	788,866	1,043,660
Depreciation and amortization	513,197	247,846
Total operating expenses	1,520,669	1,793,591

Operating (loss) income	$(106,758)	$673,297

Non-operating income (expense)
Interest expense	(465,129)	(233,583)
Interest income	2,157	—
Gain on change in fair value of warrant liability	485,234	—
Total non-operating income (expense)	22,262	(233,583)
Net (loss) income before income taxes	(84,496)	439,714
Income tax expense	—	11,000
Net (loss) income	$(84,496)	$428,714
Net (loss) income per common share - basic	$(0.00)	$0.01
Net (loss) income per common share - diluted	$(0.00)	$0.01
Weighted average Common shares outstanding – basic	4,649,383	4,649,383
Weighted average Common shares outstanding - diluted	4,649,383	4,920,018
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	33,300,000	37,304,641

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2020 and 2019

(Unaudited)

	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net (loss) income	$(84,496)	$428,714
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	513,197	247,846
Stock based compensation	31,581	32,353
Amortization of debt discount and deferred debt commitment fee	89,751	—
Gain on change in fair value of warrant liability	(485,234)	—
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	155,019	(68,446)
Increase in inventory	(98,254)	(166,683)
Increase in prepaid expenses	(25,008)	(35,698)
Decrease in deposits with vendors	1,529	1,063
(Increase) decrease in right-of-use asset and lease liability	(7,555)	26,082
Decrease in accounts payable	(384,896)	(46,176)
Increase (decrease) in accrued expenses	(305,281)	125,954
Increase in deferred revenue	—	48,000
Increase in deferred income	9,824	—
Decrease in income tax payable	—	(22,738)
Increase in accrued interest	—	16,460
Decrease in other long-term liabilities	—	(32,344)
Net Cash (Used in) Provided by Operating Activities	(589,823)	554,387

Cash Flows from Investing Activities
Purchase of equipment	(212,487)	(1,925,577)
Purchase of licenses	(20,250)	—

Net Cash Used in Investing Activities	(232,737)	(1,925,577)

Cash Flows from Financing Activities
Proceeds from notes payable, net of loan fee	990,000	2,079,131
Repayment of notes payable	(265,864)	(416,028)

Net Cash Provided by Financing Activities	724,136	1,663,103

Net (Decrease) Increase in Cash	(98,424)	291,913

Cash - Beginning of period	1,598,749	565,461

Cash - End of period	$1,500,325	$857,374

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2020 and 2019 (Continued)

(Unaudited)

	June 31, 2020	June 30, 2019
Supplemental Disclosure of Non-Cash Financing Activities:
Transfers among inventory, equipment and licenses, net	$30,000	$125,005

Supplemental Information:
Cash paid for:
Interest	$375,377	$217,123
Income taxes	$5,422	$33,738
Operating building lease	$53,046	$51,752

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2020

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

Basis of Presentation

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2020 (“Form 10-K”). The accompanying interim financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated condensed financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2019 was derived from the Company’s consolidated audited financial statements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company recognized net losses for the three and six months ended June 30, 2020 and used approximately $590,000 in cash from operations for the six months ended June 30, 2020, however it has maintained and sustained a working capital surplus. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced our revenues to $-0- during that time period. Certain customers were able to start reopening their facilities in May 2020 and the Company was able to reopen its facility and operations on May 22, 2020, however operations are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. The ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

On May 7, 2020, we received $246,200 in funding under the federal loan program known as the Paycheck Protection Program (“PPP”) through the Small Business Association (“SBA”) which has helped to lessen the impact of COVID-19 for the expenses covered under the program.

In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has had on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Although we realized a net loss and used cash from operations for the six months ended June 30, 2020 due to COVID-19, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results, financial position, or other material events impacting its business, a specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company maintained a reserve of $6,593 as of June 30, 2020 and December 31, 2019. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms, customer payment history, and current creditworthiness. The Company does not charge interest on its past due receivables. During each of the six months ended June 30, 2020 and 2019, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

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

The fair value of and the methodology used by the Company for the warrant liability is discussed in Note 9.

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	June 30, 2020	June 30, 2019
Stock options	3,930,000	4,055,000
Warrant	7,000,000	—
	10,930,000	4,055,000

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

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

Note 2.  Inventory

Inventory consists of the following:

	June 30, 2020	December 31, 2019
Finished products	$1,222,654	$1,046,629
Raw materials and work in process	343,810	421,581
Inventory	$1,566,464	$1,468,210

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

Note 3.  Property and Equipment

Property and equipment consist of the following:

	June 30, 2020	December 31, 2019
Equipment, principally gaming equipment under lease	$6,520,790	$6,281,476
Delivery truck	28,140	28,140
Furniture and fixtures	90,206	87,033
Leasehold improvements	91,794	91,794
Property and equipment	6,730,930	6,488,443
Less accumulated depreciation	(2,722,751)	(2,211,220)
Property and equipment, net	$4,008,179	$4,277,223

Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $257,773 and $141,766 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $511,531 and $246,179 for the six months ended June 30, 2020 and 2019, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 4.  License Fees

License fees consist of the following:

	June 30, 2020	December 31, 2019
Purchased licenses	$367,410	$377,160
Less accumulated amortization	(342,821)	(341,155)
License fees, net	$24,589	$36,005

Through May 31, 2020, licenses for gaming machine patents and technology had been added to the cost of slot machines built for sale or lease using a capitalization rate per machine. The capitalization rate was based on expected annual machine production and adjusted accordingly based on actual versus projected units produced. As of May 31, 2020, machine production for the remainder of the 2020 calendar year was projected to be nominal due to COVID-19. Therefore, the cost of licenses for gaming technology as of that date of $27,000 are being expensed as license fees on a straight-line basis at $6,750 per month over the remaining initial term of the license period ending September 30, 2020.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated Statements of Operations relating to the source code licenses was $833 and $834 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense included in the consolidated Statements of Operations relating to the purchased licenses was $1,666 for the six months ended June 30, 2020 and 2019, respectively.

Estimated future capitalizable costs, amortization and expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2020	$22,366
2021	2,223
$24,589

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 5. Notes Payable (Continued)

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

As inducement to the Lender to make the Loan, the Company issued to the Lender a warrant (“Warrant”) entitling the Lender to purchase up to 7,000,000 shares of common stock of the Company which was equal to 15.6% of the outstanding common stock on the Closing Date. The Warrant is detachable with an exercise price of $0.05 per share and expires ten years from the Closing Date. The Warrant cannot be exercised until PDS Gaming is fully licensed in all of the Company’s gaming jurisdictions. The Company calculated the fair value of the Warrant to be $779,901 at the time of issuance using the Black-Scholes pricing model, and under ASC 480, recorded the Warrant as a liability. See Note 9 for further details regarding the Warrant.

The Company incurred a closing fee of 1% on the principal amount of the Note, excluding the portion of the principal amount of the first Note that is attributable to the refinancing of the Prior Loan as of the closing date, of $12,342. In addition, the Company paid $1,879 for out of pocket expenses and the total fees of $14,221 were recorded as expense on the Closing Date.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 5. Notes Payable (Continued)

On November 27, 2019, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which is being amortized on a straight-line basis until the earlier of the end of the advance period or until the remaining advances under the Loan are made. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. When the remaining advances under the Loan are made, the proportionate amount of the unamortized deferred fee remaining will be reclassified as debt discount and amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $93,393 as of June 30, 2020.

ASC Topic 470 – Debt, requires an analysis to determine if the debt instruments under a refinancing transaction are substantially different by testing the present value (“PV”) of the cash flows under the terms of the new debt instrument versus the PV of the remaining cash flows under the terms of the original instrument. In cases where the transactions are deemed to be significantly different, an extinguishment has occurred, the old debt is derecognized and the new debt is recorded at fair value and fees paid to the lender on the old debt are expensed. The difference between the net carrying value of the original debt and the fair value of the new debt is recorded as a gain or a loss and interest expense is recorded based on the effective rate of interest on the new debt. The Company prepared the analysis and determined that the change in PV of cash flows is greater than 10%, the threshold established in ASC 470, and considered the transaction an extinguishment. The total cost of the debt of $557,072 was calculated as the difference between the fair value of the Warrant and the deferred debt commitment fee and the portion of the cost of debt reacquired associated with the carrying value of the old debt of $419,563 (75.3% x $557,072) was recognized as a loss on extinguishment of debt on the Closing Date, November 27, 2019. Debt discount of $137,509 was calculated as the cost associated with the new debt in proportion to the total cost of the debt refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $119,267 and $134,574 as of June 30, 2020 and December 31, 2019, respectively.

The Loan is subject to covenant clauses whereby the Company is required to meet certain key financial ratios. The Company did not meet the maximum debt to EBITDA, defined as Earnings Before Interest Taxes, Depreciation and Amortization, ratio as required in the Loan for the quarter ended June 30, 2020, a direct effect from COVID-19 casino closures and slot machine social distancing requirements. Due to the material effect that COVID-19 has on the Company’s revenues and prior to June 30, 2020, the Lender has agreed to provide a grace period for compliance of financial ratio covenants until September 30, 2020.

As of June 30, 2020 and December 31, 2019, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	June 30, 2020	December 31, 2019

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$4,623,162	$4,837,004
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	869,892	—

Total Notes Payable						5,493,054	4,837,004
Less: amounts classified as current						(602,240)	(439,594)
Long-Term Notes Payable						$4,890,814	$4,397,410

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 5. Notes Payable (Continued)

The following table lists the future principal payments due on the Notes as of June 30, 2020:

Year Ending December 31,	Amount
Remaining 2020	$261,553
2021	591,118
2022	683,484
2023	790,371
2024	2,768,025
2025	398,503
$5,493,054

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations for the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019

Interest on Notes payable	$190,557	$84,843
Contingent interest obligations	—	53,933
Amortization of deferred debt commitment fee	27,854	—
Amortization of debt discount	13,231	—
	$231,642	$138,776

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019

Interest on Notes payable	$375,377	$143,163
Contingent interest obligations	—	90,420
Amortization of deferred debt commitment fee	64,992	—
Amortization of debt discount	24,760	—
	$465,129	$233,583

Note 6. Deferred Income

In March 2020, Congress established the Paycheck Protection Program (“PPP”) to provide relief to small businesses during the coronavirus pandemic (“COVID-19”) as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The legislation authorized Treasury to use the Small Business Association’s (“SBA’s”) 7(a) small business lending program to fund forgivable loans that qualifying businesses could spend to cover payroll, mortgage interest, rent, and utilities during the “Covered Period” defined as the 8-week period starting on the date the PPP loan proceeds are received. Upon meeting certain criteria as specified in the PPP program, the loans are eligible for partial or total forgiveness.

On June 5, 2020, the PPP Flexibility Act of 2020 (the “Act”) was signed into law, giving borrowers flexibility with certain criteria under the PPP program including extension of the Covered Period to 24 weeks from 8 weeks, reduction to 60% of the payroll costs requirement (previously 75%), extension of the payment deferral period, extension of the full-time equivalent (“FTE”) restoration deadline to December 31, 2020, and safe harbor provisions to remove the FTE reduction in forgiveness under limited circumstances.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 6. Deferred Income (Continued)

In June 2020, the AICPA issued Technical Question and Answer (“TQA”) 3200.18, Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program. The TQA addresses accounting for nongovernmental entities that are not Not-For-Profits, i.e. business entities, that believe the PPP loan represents, in substance, a grant that is expected to be forgiven, it may account for the loan as a deferred income liability. The TQA further states that if such an entity expects to meet the PPP’s eligibility criteria and concludes that the PPP loan represents in substance, a grant that is expected to be forgiven, it may analogize to International Accounting Standard (“IAS”) 20 to account for the PPP loan.

IAS 20 provides a model for the accounting of different forms of government assistance, which includes forgivable loans. Under this model, government assistance is not recognized until there is reasonable assurance (similar to the probable threshold in U.S. GAAP) that any conditions attached to the assistance will be met and the assistance will be received.

Once there is reasonable assurance that the conditions will be met, the earnings impact of the grant is recorded on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grants are intended to compensate. Hence, a business entity would record the cash inflow from the PPP loan as a deferred income liability and subsequently reduce the liability, with the offset through earnings as either a credit in the income statement or a reduction of the related expenses, as it recognizes the related cost to which the loan relates, for example, payroll expense.

The Company applied for and received proceeds of $246,200 through the PPP program on May 7, 2020, prior to the enactment of the Act. Based on the flexibility provided under the Act, the Company has elected to extend its Covered Period to 24 weeks. The Company has determined both through internal calculations and those provided by the AICPA’s forgiveness model, that all criteria for forgiveness based on both the CARES Act and the Act have been met as of July 15, 2020 and that the PPP loan will be 100% forgiven. In analogizing to IAS 20, the Company considers the PPP loan a grant that is expected to be forgiven and as such, has recorded the proceeds as a deferred income liability and will recognize the PPP grant as a reduction of the related expenses to which the loan is intended to compensate.

For the period May 7, 2020 through June 30, 2020, the Company incurred the following costs related to and compensated through the PPP proceeds and which are expected to be forgiven in their entirety:

Salaries and wages	$156,224
Group health insurance	32,758
401K match	4,157
Subtotal payroll expenses	193,139
Rent	40,925
Utilities	2,312
Total eligible and forgivable expense under PPP program	$236,376

On June 30, 2020, in accordance with methods acceptable under IAS 20, the Company reduced the PPP deferred income liability and offset the expenses listed above by their respective amounts, leaving a balance remaining of $9,824 as of that date.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 7. Leases

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

The following table summarizes the right-of-use asset and lease liability as of June 30, 2020:

Right-of-use Asset	$58,530

Lease Liability
Current	$69,931

Net of the PPP forgivable amount as listed in Note 6, lease expense for the three months ended June 30, 2020 and 2019 was $208 and $35,930, respectively, and lease expense for the six months ended June 30, 2020 and 2019 was $37,356 and $71,860, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of June 30, 2020:

Year Ended December 31:
2020	$53,930
2021	18,124
Minimum lease payments	72,054
Less: imputed interest	(2,123)
Present value of minimum lease payments	69,931
Less: current maturities of lease liability	69,931
Long-term lease liability	$—

Note 8. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 8. Commitments (Continued)

On March 10, 2020, the Company and a licensor amended the terms under a patent cross license agreement dated February 28, 2017, which required the Company to pay an upfront per unit license fee on games (slot machines) placed in service after the agreement date and for a period of five years, and settled on the amount due upon audit conducted by the licensor for the period March 1, 2017 through September 30, 2019. Upon the payment of the $158,250 audit settlement amount, the Company was released from all claims under the agreement. The amendment removed the upfront per unit license fee and replaced it with a quarterly un-recoupable fee of $45,000 payable within fifteen days after the end of each calendar quarter and removed all audit provisions. The amendment terminates after five years from October 1, 2019, or September 30, 2024. The $66,000 difference between the $203,250 combined amount paid by the Company for the audit settlement and the quarterly license fee, and the $269,250 balance in the estimated liability for the license fee, was reversed in March 2020 and is included as a reduction to the operating expenses in the consolidated Statements of Operations for the six months ended June 30, 2020.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 9.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

A summary of option transactions in 2020 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	5,000	$2.00
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2020	5,000	$2.00

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

A summary of option transactions in 2020 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,925,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2020	3,925,000	$0.13
Options available for grant under the 2016 Plan at June 30, 2020	1,775,000

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Compensation expense related to stock options for the three months ended June 30, 2020 and 2019 was $15,726 and $16,128, respectively. Compensation expense related to stock options for the six months ended June 30, 2020 and 2019 was $31,581 and $32,354, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 9.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

The following table summarizes information with respect to stock options outstanding at June 30, 2020:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	5,000	0.1	$2.00	-	5,000	0.1	$2.00	-
2016 Plan	3,925,000	6.7	$0.13	-	2,325,000	6.7	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2019:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	5,000	0.6	$2.00	-	5,000	0.6	$2.00	-
2016 Plan	3,925,000	7.2	$0.13	-	1,540,000	7.2	$0.13	-

As of June 30, 2020, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of June 30, 2020, there was approximately $105,983 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 9.  Stockholders’ Equity (Continued)

Warrants (Continued)

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Stock price	$0.06	$0.14
Exercise price	$0.05	$0.05
Weighted average volatility	65.2%	44.8%
Expected dividend yield	—	—
Expected term (in years)	9.4	10.0
Weighted average risk free interest rate	0.7%	1.8%

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

It was determined that the CV formula needed to be modified at the June 30, 2020 measurement date taking into consideration the effect that the pandemic COVID-19 has had on the Company and in order to determine a more realistic and reasonable fair value of the Warrant as of that date. The percentage decrease in the stock prices in the comparable public companies used as the basis for volatility was approximately 41% for the six months ending June 30, 2020. Based on the reductions in stock price of the comparable public companies and the projected significant impact to the Company’s revenues, the CV was discounted by 37% and the resulting price per share of $.06 was used in the Black Scholes model to determine fair value of the Warrant at June 30, 2020.

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2019	$779,901
Net change in fair value	(425,475)
Balance at March 31, 2020	354,426
Net change in fair value	(59,759)
Balance at June 30, 2020	$294,667

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 9.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table is a summary of the Warrant activity for the six months ended June 30, 2020:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2019	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at June 30, 2020	7,000,000	$0.05
Warrants exercisable at June 30, 2020	7,000,000

The following table summarizes information with respect to the Warrant outstanding at June 30, 2020:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	9.4	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2019:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	9.9	$0.05	-

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated Statements of Operations:

	June 30, 2020	June 30, 2019
Common Stock	7,005,000	15,000
Nonvoting Common Stock	3,925,000	4,040,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 9.  Stockholders’ Equity (Continued)

The following table reconciles the changes in stockholder’s equity for the six months ended June 30, 2020:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2019	4,916,285	$4,917	33,300,000	$33,300	$30,532,427	$(28,548,833)	266,902	$(20,811)	$2,001,000
Net income	—	—	—	—	—	404,023	—	—	404,023
Stock based compensation	—	—	—	—	15,855	—	—	—	15,855
Balances at March 31, 2020	4,916,285	4,917	33,300,000	33,300	$30,548,282	(28,144,810)	266,902	(20,811)	2,420,878
Net loss	—	—	—	—	—	(488,519)	—	—	(488,519)
Stock based compensation	—	—	—	—	15,726	—	—	—	15,726
Balances at June 30, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,564,008	$(28,633,329)	266,902	$(20,811)	$1,948,085

The following table reconciles the changes in stockholder’s equity for the six months ended June 30, 2019:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2018	4,916,285	$4,917	33,300,000	$33,300	$30,467,906	$(28,835,250)	266,902	$(20,811)	$1,650,062
Net income	—	—	—	—	—	204,253	—	—	204,253
Stock based compensation	—	—	—	—	16,226	—	—	—	16,226
Balances at March 31, 2019	4,916,285	4,917	33,300,000	33,300	30,484,132	$(28,630,997)	266,902	(20,811)	1,870,541
Net income	—	—	—	—	—	224,461	—	—	224,461
Stock based compensation	—	—	—	—	16,128	—	—	—	16,128
Balances at June 30, 2019	4,916,285	$4,917	33,300,000	$33,300	$30,500,260	$(28,406,536)	266,902	$(20,811)	$2,111,130

Note 10.  Revenue

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

Revenue generated under the leasing model is recognized when the ability to collect is reasonably assured. Lease agreements are based on either a fixed daily or a pre-determined percentage of the monthly net “participation” revenue collected, i.e. revenue share, for each slot machine, subject to monthly minimums

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 10.  Revenue (Continued)

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of June 30, 2020 and December 31, 2019, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of June 30, 2020 or December 31, 2019, respectively.

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Lease and license fees:
Flat daily rate lease	$94,440	$795,360	$937,078	$1,436,574
Participation lease	99,132	259,629	346,971	483,914
	$193,572	$1,054,989	$1,284,049	$1,920,488
Sales of gaming products and parts:
Slot machine sales	$372,000	$324,662	$462,000	$1,051,800
Parts and ancillary items sales	6,110	1,138,818	52,972	1,138,818
	$378,110	$1,463,480	$514,972	$2,190,618

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2020

Note 10.  Revenue (Continued)

The following table provides a breakdown of the lease revenue by product type:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Lease and license fees by product:
Slot machines	$193,572	$1,054,989	$1,284,049	$1,920,264
Poker Tables	—	—	—	224
	$193,572	$1,054,989	$1,284,049	$1,920,488

Note 11.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of June 30, 2020, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $13,481,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax provision represents the amount of estimated state taxes payable based on the calculation of the apportioned pre-tax income, net of available state net operating loss deductions.

Note 12. Concentration of Risk – Major Customers

The Company generated approximately 31% and 47% of its revenue from its top three customers for each of the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020, accounts receivable from one casino customer represented 62% of total accounts receivable. At December 31, 2019, accounts receivable from two casino customers represented 44% of total accounts receivable. One customer represented 32% of the accounts receivable balance as of December 31, 2019.

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

The most significant factors affecting our suppliers, customers and employees, and causing disruptions in current and future plans for operations and expansion, revolve around the impact of COVID-19. The mandate to close our physical location as of March 19, 2020 impeded our ability to assemble the slot machine units to fulfill existing and new orders. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced our revenues to $-0- during that time period. Although certain customers were able to start reopening their facilities in May 2020 and the Company was able to reopen its facility and operations on May 22, 2020, operations are open with limitations and through strict adherence to guidelines established by the CDC and each facility’s respective state or tribal government. As of June 30, 2020, several of our customers remain closed due to COVID-19 and have no scheduled reopening date. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

We received funding under the federal PPP loan program through the SBA that has helped to lessen the impact of COVID-19 for eligible expenses under the program. In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has had and continues to have on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the severity of its effects on us, our customers and our suppliers. As this is a constantly changing and fluid situation, the full impact of COVID-19 cannot be measured at this time and might not become apparent until sometime in the next few months and beyond.

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 19 state jurisdictions. Prior to our state mandated closure in March 2020, we had 370 slot machines out on lease or revenue share in 57 different casinos. As of June 30, 2020, 173 of those slot machines were up and running at 38 different casinos. The remainder of our slot machines remain at the casino facilities however they are off the floor or taped off to maintain social distancing requirements.

We realized a net loss of $84,496 and used $589,823 in cash from operations in the six months ended June 30, 2020.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2020 were $572,000 compared to $2,518,000 for the comparable prior year period, a decrease of $1,946,000. Lease and license fees decreased by a net of $861,000 to $194,000 for the three months ended June 30, 2020 as compared to $1,055,000 for the three months ended June 30, 2019. This decrease was directly attributable to the closure of our customers’ facilities due to the outbreak of COVID-19 as well as the decrease in slot machine unit and parts sales. Although some our customers commenced the reopening of their locations in May 2020, a majority of the reopenings occurred in June 2020, all with restrictions on the number of slot machines available for play on the casino floor due to safety and social distancing requirements. The average daily rate on our leased machines has decreased as well.

Sales of slot machines and related parts decreased by $1,085,000 to $378,000 for the three months ended June 30, 2020 as compared to $1,463,000 for the three months ended June 30, 2019. The Company had one 24-unit slot machine sale for $372,000 and miscellaneous parts sales of $6,000 during the quarter ending June 30, 2020 however the decrease in mainly attributable to a large parts sale to a single customer that occurred in the three months ending June 30, 2019, which generated $1,103,000 in revenues.

Cost of Products Sold

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended June 30, 2020 were $300,000 as compared to $1,230,000 for the three months ended June 30, 2019, a decrease of $930,000 as a result of the large parts sale that occurred during the quarter ended June 30, 2019.

Operating Expenses

Operating expenses decreased $157,000 to $17,000 for the three months ended June 30, 2020, from $174,000 for the three months ended June 30, 2019. This decrease was the result of the offset of payroll and related expenses totaling $29,000 from the PPP loan as well as the reductions in freight ($42,000), installation ($18,000), repair and maintenance costs ($35,000), and hardware and supplies ($33,000) due to the lower number of installs during the quarter as a result of the casino closures from COVID-19.

Research and Development Expenses

Research and development expenses decreased by $48,000 to $54,000 for the three months ended June 30, 2020, from $102,000 for the three months ended June 30, 2019. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This decrease is attributable to the offset of payroll and related expenses from the PPP loan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $261,000 for the three months ended June 30, 2020 versus $502,000 for the three months ended June 30, 2019, a decrease of $241,000. This decrease is the result of the temporary furlough and reduction in salaries of personnel due to the state mandated office closure due to COVID-19, as well as the offset of payroll and related, rent and utility expenses from the PPP loan. In addition, all travel, meals, and entertainment were suspended during the quarter ended June 30, 2020 due to travel restrictions and casino closures because of COVID-19.

Depreciation and Amortization

Depreciation and amortization increased by $116,000 to $259,000 for the three months ended June 30, 2020 from $143,000 for the three months ended June 30, 2019. This increase was the result of the increase in fixed assets built and placed in service during the previous three quarters.

Interest Expense

Interest expense increased $93,000 for the three months ended June 30, 2020, from $139,000 for the three months ended June 30, 2019, to $232,000 as a result of the loan agreement and promissory note advances made in November 2019 and January 2020, and the amortization of the deferred commitment fee and debt discounts associated with the loan agreement and advances.

Interest Income

Interest income increased to $2,000 for the three months ended June 30, 2020, from $-0- for the three months ended June 30, 2019 as a result of funds deposited into an interest-bearing account that was opened during the quarter.

Change in Value of Warrant

The change in fair value of the warrant of $60,000 was mainly due to the decline in the estimated fair market value of our common stock, a result of the impact on performance due to COVID-19.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

The Company’s revenues for the six months ended June 30, 2020 were $1,799,000 compared to $4,111,000 for the six months ended June 30, 2019, a decrease of $2,312,000. Lease and license fees decreased by $636,000 to $1,284,000 for the six months ended June 30, 2020 as compared to $1,920,000 for the six months ended June 30, 2019. This decrease was directly attributable to the closure of our customers’ facilities starting in March 2020 due to the outbreak of COVID-19, as well as the decrease in slot machine unit and parts sales. Although some our customers commenced the reopening of their locations in May 2020, a majority of the reopenings occurred in June 2020, all with restrictions on the number of slot machines available for play on the casino floor due to safety and social distancing requirements. The average daily rate on our leased machines has decreased as well.

Sales of slot machines and related parts decreased by $1,676,000 to $515,000 for the six months ended June 30, 2020 as compared to $2,191,000 for the six months ended June 30, 2019. The decrease is mainly attributable to a large parts sale to a single customer that occurred in the six months ending June 30, 2019, which generated $1,103,000 in revenues as well as the casino closures commencing in March 2020 due to COVID-19.

Cost of Products Sold

For the six months ended June 30, 2020, cost of products sold decreased $1,259,000 to $385,000 from $1,644,000 for the six months ended June 30, 2019, a direct result of the decrease in sales of slot machines and parts as described above.

Operating Expenses

Operating expenses decreased $240,000 to $52,000 for the six months ended June 30, 2020, from $292,000 for the six months ended June 30, 2019. This decrease was the result of the offset of payroll and related expenses from the PPP loan as well as the reductions in freight, installation, repair and maintenance costs, and hardware and supplies due to the lower number of installs during the year as a result of the casino closures from COVID-19. In addition, the reversal of $66,000 in license fees from the settlement and amendment of the patent cross license agreement that occurred in March 2020 added to the decrease.

Research and Development Expenses

Research and development expenses decreased by $43,000 to $167,000 for the six months ended June 30, 2020, from $210,000 for the six months ended June 30, 2019. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is directly attributable to the offset of payroll and related expenses from the PPP loan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $255,000 to $789,000 for the six months ended June 30, 2020, from $1,044,000 for the six months ended June 30, 2019. This decrease was due to the temporary furlough and reduction in salaries of personnel due to the state mandated office closure due to COVID-19 in March 2020, as well as the offset of payroll and related, rent and utility expenses from the PPP loan. In addition, the suspension of all travel, meals, and entertainment commencing in March 2020, due to travel restrictions and casino closures as a result of COVID-19, attributed to the decrease.

Depreciation and Amortization

Depreciation and amortization increased $265,000 from $248,000 for the six months ended June 30, 2019 to $513,000 for the six months ended June 30, 2019. This increase was the result of the increase in fixed assets built and placed in service during the previous four quarters.

Interest Expense

Interest expense increased $231,000 for the six months ended June 30, 2020, from $234,000 for the six months ended June 30, 2019, to $465,000 as a result of the loan agreement and promissory note advances made in November 2019 and January 2020, and the amortization of the deferred commitment fee and debt discounts associated with the loan agreement and advances.

Interest Income

Interest income increased to $2,000 for the six months ended June 30, 2020 as a result of funds deposited into an interest-bearing account that was opened in April 2020.

Change in Value of Warrant

The change in fair value of the warrant of $485,000 was due to the decline in the estimated fair market value of our common stock, a direct result of the impact on performance due to COVID-19.

 Liquidity and Capital Resources

We realized a net loss of $84,000 and funded our working capital investments and capital expenditures associated with our growth strategy with proceeds from loans and the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2020 and 2019 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2020	2019	Change
Net cash (used in) provided by operating activities	$(590,000)	$554,000	$(1,144,000)
Net cash used in investing activities	(233,000)	(1,925,000)	1,692,000
Net cash provided by financing activities	724,000	1,663,000	(939,000)
Net (decrease) increase in cash	(99,000)	292,000	$(391,000)
Cash, beginning of year	1,599,000	565,000
Cash, end of period	$1,500,000	$857,000

For the six months ended June 30, 2020, we experienced a negative swing of $1,144,000, from cash provided by operations for the six months ended June 30, 2019 of $544,000 to cash used in operations of $590,000. The decrease in cash from operating activities was due to the loss incurred as well as timing of receipts from customers and payments to creditors, suppliers and vendors.

Net cash used in investing activities decreased by $1,692,000, from $1,925,000 used in investing activities for the six months ended June 30, 2019 to $233,000 used in investing activities for the six months ended June 30, 2020. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This decrease in cash used was due to the decrease in slot machines built and placed in service during the period, a result of the casino closures due to COVID-19.

Net cash provided by financing activities was $990,000 for the six months ended June 30, 2020, the result of the note payable advance taken in January 2020 versus $2,079,000 for those taken during the six months ended June 30, 2019, a decrease of $1,089,000. The decrease in note payable advances offset by the decrease in principal payments on the notes of $150,000 resulted in the net decrease in cash provided by financing activities of $939,000.

Operations and Liquidity Management

For the six months ended June 30, 2020, we sustained a net loss of $84,000 and we used $590,000 in cash from operating activities, however we have maintained and sustained a working capital surplus.

Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020 which impeded our ability to assemble the slot machine units to fulfill existing and new orders. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced our revenues to $-0- during that time period. Although certain customers were able to start reopening their facilities in May 2020 and the Company was able to reopen its facility and operations on May 22, 2020, operations are open with limitations and through strict adherence to guidelines established by the CDC and each facility’s respective state or tribal government. As of June 30, 2020, several of our customers remain closed due to COVID-19 and have no scheduled reopening date. The situation surrounding COVID-19 is fluid and the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended. Prior to the outbreak of COVID-19, we made improvements in performance and experienced an increase in the average number of signed recurring lease agreements for our slot machines with our latest theme offerings utilizing our new slot machine cabinet design. In addition, we continue to develop new proprietary game themes and plan to enter into new markets. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, the development of new slot machine themes and new cabinets that are appealing to our customers and their patrons, and, most recently, the effects of COVID-19 on us, our customers, and suppliers.

Prior to the outbreak of COVID-19, our operating cash requirements were approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses and approximately $500,000 for the purchase of the hardware components for our products. The full effects of COVID-19 on our revenues cannot be projected at this time, however, we have employed aggressive expense management measures and received funding through participation in the federal PPP program that has enabled us to mitigate the adverse impact COVID-19 has had and will have on our projected performance.

As of June 30, 2020, our cash balance was $1,500,000 and our current gross cash requirements are approximately $180,000 to $240,000 per month, principally for salaries, professional services, licenses, and office expenses. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2020:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$69,931	$69,931	$—	$—	$—
Patent cross license fees (2)	810,000	135,000	360,000	315,000	—
Debt obligations (3)	5,493,054	549,423	1,369,780	3,573,851	—
Total	$6,372,985	$734,354	$1,729,780	$3,888,851	$—

(1)	Represents operating lease agreement for office and warehouse facility.

(2)	Represents amounts due per license agreement.

(3)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company sustained a net loss for the six months ended June 30, 2020 however it has maintained and sustained a working capital surplus. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced revenues to $-0- during that time frame. As of June 30, 2020, several of our customers remain closed due to COVID-19 and have no scheduled reopening date. As the situation surrounding COVID-19 is fluid, the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

We received funding under the federal PPP loan program that helped to lessen the impact of COVID-19 by covering costs incurred during the covered period for payroll and payroll related expenses, rent and utilities. In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for twelve months from the date of this report.

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

As of June 30, 2020, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The Company is subject to covenant clauses under the Loan Agreement by and between the Company and PDS Gaming – Nevada, LLC, whereby the Company is required to meet certain key financial ratios. The Company did not meet the maximum debt to EBITDA, defined as Earnings Before Interest Taxes, Depreciation and Amortization, ratio as required in the Loan for the quarter ended June 30, 2020, a direct effect from COVID-19 casino closures and slot machine social distancing requirements. The maximum debt to EBITDA ratio as specified in the Loan is 3.0 to 1.0 and the actual debt to EBITDA ratio was calculated as 4.1 to 1.0.

As COVID-19 cases decline and states and tribal jurisdictions ease restrictions, it is expected that revenues will increase as casino customers reopen their facilities and are able to turn on more slot machines for play on the casino floor. In addition, expenses are being tightly monitored and managed in order to mitigate the impact on the Company’s revenue and EBITDA due to COVID-19.

In addition, due to the material effect that COVID-19 has on the Company’s revenues and prior to June 30, 2020, the Lender has agreed to provide a grace period for compliance of financial ratio covenants until September 30, 2020.

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

Date: August 14, 2020	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

