Form 10-Q
period 2020-09-30
Lightning Gaming, Inc.
filed 2020-11-16
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of November 16, 2020; 33,300,000 shares of Nonvoting Common Stock as of November 16, 2020; and -0- shares of Series A Nonvoting Capital Stock as of November 16, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019;
3	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019;
4	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019;
5	Notes to Unaudited Consolidated Financial Statements.

Item 1. Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,640,153	$1,598,749
Accounts receivable, net	287,786	747,704
Inventory	1,163,974	1,468,210
Prepaid expenses	225,441	234,994
Deposits with vendors	—	1,529
Deferred debt commitment fee	18,570	204,260
Total Current Assets	3,335,924	4,255,446

Property and Equipment, net	4,142,920	4,277,223

Right-of-use asset - building	462,858	100,070
Other assets	8,193	8,193
License fees, net of accumulated amortization	3,506	36,005

Total Assets	$7,953,401	$8,676,937

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$191,553	$557,199
Accrued expenses	165,201	382,806
Current portion of lease liability	14,505	101,083
Current portion of notes payable, net	622,470	439,594
Total Current Liabilities	993,729	1,480,682

Long-Term Debt and Other Liabilities
Long-term notes payable, net	4,742,220	4,397,410
Warrant liability	48,959	779,901
Long-term lease liability	448,353	17,944
Total Long-Term Debt and Other Liabilities	5,239,532	5,195,255

Total Liabilities	6,233,261	6,675,937

Commitments (Note 8)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,579,735	30,532,427
Accumulated deficit	(28,877,001)	(28,548,833)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	1,720,140	2,001,000

Total Liabilities and Stockholders’ Equity	$7,953,401	$8,676,937

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2020 and 2019

(Unaudited)

	September 30, 2020	September 30, 2019
Revenues
Lease and license fees	$715,035	$1,229,975
Sales of gaming products and parts	21,529	199,965
Total revenues	736,564	1,429,940
Costs of Revenue
Cost of products sold	3,274	42,223
Gross Profit	$733,290	$1,387,717

Operating expenses
Operating expenses	207,783	121,589
Research and development	104,986	100,405
Selling, general and administrative expenses	439,354	494,173
Depreciation and amortization	262,423	190,964
Total operating expenses	1,014,546	907,131

Operating (loss) income	$(281,256)	$480,586

Non-operating income (expense)
Interest expense	(229,265)	(167,883)
Interest income	1,141	—
Other income	20,000	—
Gain on change in fair value of warrant liability	245,708	—
Total non-operating income (expense)	37,584	(167,883)
Net (loss) income before income taxes	(243,672)	312,703
Income tax expense	—	7,931
Net (loss) income	$(243,672)	$304,772
Net (loss) income per common share - basic	$(0.01)	$0.01
Net (loss) income per common share - diluted	N/A	$0.01
Weighted average Common shares outstanding – basic	4,649,383	4,649,383
Weighted average Common shares outstanding - diluted	N/A	4,663,731
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	N/A	37,340,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	September 30, 2020	September 30, 2019
Revenues
Lease and license fees	$1,999,084	$3,150,463
Sales of gaming products and parts	536,501	2,390,583
Total revenues	2,535,585	5,541,046
Costs of Revenue
Cost of products sold	388,384	1,686,441
Gross Profit	$2,147,201	$3,854,605

Operating expenses
Operating expenses	259,401	413,727
Research and development	271,974	310,352
Selling, general and administrative expenses	1,228,220	1,537,833
Depreciation and amortization	775,621	438,810
Total operating expenses	2,535,216	2,700,722

Operating (loss) income	$(388,015)	$1,153,883

Non-operating income (expense)
Interest expense	(694,395)	(401,466)
Interest income	3,297	—
Other income	20,000	—
Gain on change in fair value of warrant liability	730,942	—
Total non-operating income (expense)	59,847	(401,466)
Net (loss) income before income taxes	(328,168)	752,417
Income tax expense	—	18,931
Net (loss) income	$(328,168)	$733,486
Net (loss) income per common share - basic	$(0.01)	$0.01
Net (loss) income per common share - diluted	N/A	$0.01
Weighted average Common shares outstanding – basic	4,649,383	4,649,383
Weighted average Common shares outstanding - diluted	N/A	4,833,650
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	N/A	37,316,557

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities
Net (loss) income	$(328,168)	$733,486
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	775,621	438,811
Stock based compensation	47,308	48,481
Amortization of debt discount and deferred debt commitment fee	130,978	—
Gain on change in fair value of warrant liability	(730,942)	—
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	459,919	(133,591)
Decrease (increase) in inventory	334,235	(763,472)
Decrease (increase) in prepaid expenses	9,554	(78,780)
Decrease in deposits with vendors	1,529	276,189
(Increase) decrease in right-of-use asset and lease liability	(18,957)	22,735
Decrease in accounts payable	(365,646)	(39,963)
(Decrease) increase in accrued expenses	(217,606)	153,312
Decrease in income tax payable	—	(20,307)
Increase in accrued interest	—	25,451
Decrease in other long-term liabilities	—	(32,344)
Net Cash Provided by Operating Activities	97,825	630,008

Cash Flows from Investing Activities
Purchase of equipment	(638,819)	(2,564,238)

Net Cash Used in Investing Activities	(638,819)	(2,564,238)

Cash Flows from Financing Activities
Proceeds from notes payable, net of loan fee	990,000	2,729,131
Repayment of notes payable	(407,602)	(595,589)

Net Cash Provided by Financing Activities	582,398	2,133,542

Net Increase in Cash	41,404	199,312

Cash - Beginning of period	1,598,749	565,461

Cash - End of period	$1,640,153	$764,773

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2020 and 2019 (Continued)

(Unaudited)

	September 30, 2020	September 30, 2019
Supplemental Disclosure of Non-Cash Financing Activities:
Transfers among inventory, equipment and licenses, net	$30,000	$128,687

Supplemental Information:
Cash paid for:
Interest	$563,414	$376,015
Income taxes	$6,264	$39,238
Operating building lease	$79,789	$77,843

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2020

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

Basis of Presentation

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2020 (“Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2019 was derived from the Company’s consolidated audited financial statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company recognized net losses for the three and nine months ended September 30, 2020, it generated approximately $98,000 in cash from operations for the nine months ended September 30, 2020 and has maintained and sustained a working capital surplus. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced our revenues to zero during that time period. Certain customers were able to start reopening their facilities in May 2020 and the Company was able to reopen its facility and operations on May 22, 2020, however operations are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. The ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

On May 7, 2020, we received $246,200 in funding under the federal loan program known as the Paycheck Protection Program (“PPP”) through the Small Business Association (“SBA”) which has helped to lessen the impact of COVID-19 for the expenses covered under the program.

In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has had on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Although we realized a net loss for the nine months ended September 30, 2020 due to the COVID-19, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results, financial position, or other material events impacting its business, a specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company maintained a reserve of $6,593 as of September 30, 2020 and December 31, 2019. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms, customer payment history, and current creditworthiness. The Company does not charge interest on its past due receivables. During each of the nine months ended September 30, 2020 and 2019, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	September 30, 2020	September 30, 2019
Stock options	3,925,000	4,045,000
Warrant	7,000,000	—
	10,925,000	4,045,000

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

September 30, 2020

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

reasonable and supportable forecasts that affect collectability of reported amounts. The amendment became effective for the annual and interim periods ending after December 15, 2019 and did not have a material impact on our consolidated financial statements.

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

Note 2.  Inventory

Inventory consists of the following:

	September 30, 2020	December 31, 2019
Finished products	$885,725	$1,046,629
Raw materials and work in process	278,249	421,581
Inventory	$1,163,974	$1,468,210

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

Note 3.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2020	December 31, 2019
Equipment, principally gaming equipment under lease	$6,917,121	$6,281,476
Delivery truck	28,140	28,140
Furniture and fixtures	90,206	87,033
Leasehold improvements	91,794	91,794
Property and equipment	7,127,261	6,488,443
Less accumulated depreciation	(2,984,341)	(2,211,220)
Property and equipment, net	$4,142,920	$4,277,223

Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $261,590 and $190,131 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $773,121 and $436,310 for the nine months ended September 30, 2020 and 2019, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 4.  License Fees

License fees consist of the following:

	September 30, 2020	December 31, 2019
Purchased licenses	$347,160	$377,160
Less accumulated amortization	(343,654)	(341,155)
License fees, net	$3,506	$36,005

Through May 31, 2020, licenses for gaming machine patents and technology had been added to the cost of slot machines built for sale or lease using a capitalization rate per machine. The capitalization rate was based on expected annual machine production and adjusted accordingly based on actual versus projected units produced. As of May 31, 2020, machine production for the remainder of the 2020 calendar year was projected to be nominal due to COVID-19. Therefore, the cost of licenses for gaming technology as of that date of $27,000 were expensed as license fees on a straight-line basis at $6,750 per month over the remaining initial term of the license period ending September 30, 2020.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated Statements of Operations relating to the source code licenses was $834 and $833 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense included in the consolidated Statements of Operations relating to the purchased licenses was $2,500 for the nine months ended September 30, 2020 and 2019, respectively.

Estimated future capitalizable costs, amortization and expense related to recorded license fees is as follows:

Year Ending December 31,	Amount
2020	$1,283
2021	2,223
$3,506

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

September 30, 2020

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 5. Notes Payable (Continued)

On November 27, 2019, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which is being amortized on a straight-line basis until the earlier of the end of the advance period or until the remaining advances under the Loan are made. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. When the remaining advances under the Loan are made, the proportionate amount of the unamortized deferred fee remaining will be reclassified as debt discount and amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $87,731 as of September 30, 2020.

ASC Topic 470 – Debt, requires an analysis to determine if the debt instruments under a refinancing transaction are substantially different by testing the present value (“PV”) of the cash flows under the terms of the new debt instrument versus the PV of the remaining cash flows under the terms of the original instrument. In cases where the transactions are deemed to be significantly different, an extinguishment has occurred, the old debt is derecognized and the new debt is recorded at fair value and fees paid to the lender on the old debt are expensed. The difference between the net carrying value of the original debt and the fair value of the new debt is recorded as a gain or a loss and interest expense is recorded based on the effective rate of interest on the new debt. The Company prepared the analysis and determined that the change in PV of cash flows is greater than 10%, the threshold established in ASC 470, and considered the transaction an extinguishment. The total cost of the debt of $557,072 was calculated as the difference between the fair value of the Warrant and the deferred debt commitment fee and the portion of the cost of debt reacquired associated with the carrying value of the old debt of $419,563 (75.3% x $557,072) was recognized as a loss on extinguishment of debt on the Closing Date, November 27, 2019. Debt discount of $137,509 was calculated as the cost associated with the new debt in proportion to the total cost of the debt refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $111,556 and $134,574 as of September 30, 2020 and December 31, 2019, respectively.

The Loan is subject to covenant clauses whereby the Company is required to meet certain key financial ratios. The Company did not meet these ratio covenants as required in the Loan for the quarter ended September 30, 2020, a direct effect from COVID-19 casino closures and slot machine social distancing requirements. Due to the material effect that COVID-19 has on the Company’s revenues, the Lender amended the Loan in September 2020, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending June 30, 2021.

As of September 30, 2020 and December 31, 2019, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	September 30, 2020	December 31, 2019

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$4,512,309	$4,837,004
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	852,381	—

Total Notes Payable						5,364,690	4,837,004
Less: amounts classified as current						(622,470)	(439,594)
Long-Term Notes Payable						$4,742,220	$4,397,410

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 5. Notes Payable (Continued)

The following table lists the future principal payments due on the Notes as of September 30, 2020:

Year Ending December 31,	Amount
Remaining 2020	$133,189
2021	591,118
2022	683,484
2023	790,371
2024	2,768,025
2025	398,503
$5,364,690

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations for the three months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019

Interest on Notes payable	$188,038	$100,896
Contingent interest obligations	—	66,987
Amortization of deferred debt commitment fee	27,854	—
Amortization of debt discount	13,373	—
	$229,265	$167,883

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019

Interest on Notes payable	$563,414	$244,059
Contingent interest obligations	—	157,407
Amortization of deferred debt commitment fee	92,845	—
Amortization of debt discount	38,133	—
	$694,392	$401,466

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

September 30, 2020

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

The Company applied for and received proceeds of $246,200 through the PPP program on May 7, 2020, prior to the enactment of the Act. Based on the flexibility provided under the Act, the Company has elected to extend its Covered Period to 24 weeks. The Company determined both through internal calculations and those provided by the AICPA’s forgiveness model, that all criteria for forgiveness based on both the CARES Act and the Act have been met as of July 15, 2020 and that the PPP loan will be 100% forgiven. In analogizing to IAS 20, the Company considers the PPP loan a grant that is expected to be forgiven and as such, recorded the proceeds as a deferred income liability when receiver and recognized the PPP grant as a reduction of the related expenses to which the loan was intended to compensate.

For the period May 7, 2020 through September 30, 2020, the Company incurred the following costs related to and compensated through the PPP proceeds and which are expected to be forgiven in their entirety:

Salaries and wages	$165,767
Group health insurance	32,758
401K match	4,157
Subtotal payroll expenses	202,682
Rent	40,925
Utilities	2,593
Total eligible and forgivable expense under PPP program	$246,200

As of September 30, 2020, in accordance with methods acceptable under IAS 20, the Company reduced the PPP deferred income liability and offset the expenses listed above by their respective amounts, leaving a balance remaining of $-0- as of that date.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 7. Leases

In November 2009, the Company entered into a lease agreement for its corporate office and warehouse facility which became effective in January 2010 for a term of sixty-seven months. In September 2014, the lease was amended to include the following: 1) an extension of the lease term to February 28, 2021; 2) modification of the minimum annual and monthly rents for the extended lease term; 3) a rent abatement period of six months commencing October 1, 2014; and 4) an option to extend the term for a period of five years. In August 2020, a second amendment to the lease was executed to include: 1) an extension of the lease term to August 31, 2026; 2) modification of the minimum annual and monthly rents for the second extended lease term; 3) a rent abatement period of six months commencing October 1, 2020; and 4) removal of the option to extend the term beyond the amended expiration date.

In September 2020, the remaining balances in the right-of-use asset and lease liability associated with the first amendment to the lease of $37,016 and $44,417, respectively, were eliminated and the difference of $7,401 was adjusted as a credit to rent expense. On September 30, 2020, the right-of-use asset and corresponding lease liability of $462,858 were recorded to account for the second amendment to the lease.

The following table summarizes the right-of-use asset and lease liability as of September 30, 2020:

Right-of-use Asset	$462,858

Lease Liability
Current	$14,505
Long-term	448,353
$462,858

Net of the elimination of the remaining balances from the first amendment to the lease and the PPP forgivable amount as listed in Note 6, lease expense for the three months ended September 30, 2020 and 2019 was $30,414 and $35,930, respectively, and lease expense for the nine months ended September 30, 2020 and 2019 was $67,770 and $107,790, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of September 30, 2020:

Year Ended December 31:
2020	$—

2021	78,649
2022	106,985
2023	109,299
2024	111,612
2025	113,925
2026	77,107
Minimum lease payments	597,577
Less: imputed interest	(134,719)
Present value of minimum lease payments	462,858
Less: current maturities of lease liability	14,505
Long-term lease liability	$448,353

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 8. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances. On March 10, 2020, the Company and a licensor amended the terms under a patent cross license agreement dated February 28, 2017, which required the Company to pay an upfront per unit license fee on games (slot machines) placed in service after the agreement date and for a period of five years, and settled on the amount due upon audit conducted by the licensor for the period March 1, 2017 through September 30, 2019. Upon the payment of the $158,250 audit settlement amount, the Company was released from all claims under the agreement. The amendment removed the upfront per unit license fee and replaced it with a quarterly un-recoupable fee of $45,000 payable within fifteen days after the end of each calendar quarter and removed all audit provisions. The amendment terminates after five years from October 1, 2019, or September 30, 2024. The $66,000 difference between the $203,250 combined amount paid by the Company for the audit settlement and the quarterly license fee, and the $269,250 balance in the estimated liability for the license fee, was reversed in March 2020 and is included as a reduction to the operating expenses in the consolidated Statements of Operations for the nine months ended September 30, 2020. On October 13, 2020, the agreement was further amended allowing the Company to defer the payment of the quarterly fees according to the deferred payment schedule as delineated in the agreement, extended the termination of the agreement to December 31, 2024, increased the final four quarterly payments to $50,000 and extended the final four quarterly payments beyond the termination date to 2025. As described in Note 4, license fees under the agreement had originally been added to the cost of slot machines built for sale or lease through May 31, 2020, then subsequently expensed on a straight-line basis over the remaining term. License fees included as operating expenses in the consolidated Statements of Operations for the three and nine months ended September 30, 2020 were $110,250 and $51,000, respectively.

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

September 30, 2020

Note 9.  Stockholders’ Equity (Continued)

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

A summary of option transactions in 2020 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	5,000	$2.00
Options granted	—	—
Options exercised	—	—
Options cancelled	(5,000)	(2.00)
Options outstanding at September 30, 2020	—	$—

There are no awards available for grant remaining under the 2007 Plan and all awards have expired.

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

A summary of option transactions in 2020 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	3,925,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2020	3,925,000	$0.13
Options available for grant under the 2016 Plan at September 30, 2020	1,775,000

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 9.  Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

Compensation expense related to stock options for the three months ended September 30, 2020 and 2019 was $15,727 and $16,128, respectively. Compensation expense related to stock options for the nine months ended September 30, 2020 and 2019 was $47,308 and $48,481, respectively.

The following table summarizes information with respect to stock options outstanding at September 30, 2020:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	0	0.0	$-0-	-	0	0.0	$-0-	-
2016 Plan	3,925,000	6.5	$0.13	-	2,325,000	6.4	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2019:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan	5,000	0.6	$2.00	-	5,000	0.6	$2.00	-
2016 Plan	3,925,000	7.2	$0.13	-	1,540,000	7.2	$0.13	-

As of September 30, 2020, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of September 30, 2020, there was approximately $90,256 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

September 30, 2020

Note 9.  Stockholders’ Equity (Continued)

Warrants (Continued)

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Stock price	$0.01	$0.14
Exercise price	$0.05	$0.05
Weighted average volatility	66.7%	44.8%
Expected dividend yield	—	—
Expected term (in years)	9.2	10.0
Weighted average risk free interest rate	0.7%	1.8%

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

The pandemic COVID-19 has had a significant impact on the operating results of the Company and the stock prices of the comparable public companies, and the CV of the Company reflects that impact at the September 30, 2020 measurement date. The percentage decrease in the stock prices in the comparable public companies used as the basis for volatility was approximately 24% for the nine months ending September 30, 2020. Based on the reductions in stock price of the comparable public companies and the significant impact to the Company’s revenues from COVID-19, the CV resulted in a $.01 price per share which was used in the Black Scholes model to determine fair value of the Warrant at September 30, 2020.

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2019	$779,901
Net change in fair value	(425,475)
Balance at March 31, 2020	354,426
Net change in fair value	(59,759)
Balance at June 30, 2020	294,667
Net change in fair value	(245,708)
Balance at September 30, 2020	$48,959

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 9.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table is a summary of the Warrant activity for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2019	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at September 30, 2020	7,000,000	$0.05
Warrants exercisable at September 30, 2020	7,000,000

The following table summarizes information with respect to the Warrant outstanding at September 30, 2020:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	9.2	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2019:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	9.9	$0.05	-

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated Statements of Operations:

	September 30, 2020	September 30, 2019
Common Stock	7,000,000	5,000
Nonvoting Common Stock	3,925,000	4,040,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 9.  Stockholders’ Equity (Continued)

The following table reconciles the changes in stockholder’s equity for the three and nine months ended September 30, 2020:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2019	4,916,285	$4,917	33,300,000	$33,300	$30,532,427	$(28,548,833)	266,902	$(20,811)	$2,001,000
Net income	—	—	—	—	—	404,023	—	—	404,023
Stock based compensation	—	—	—	—	15,855	—	—	—	15,855
Balances at March 31, 2020	4,916,285	4,917	33,300,000	33,300	30,548,282	(28,144,810)	266,902	(20,811)	2,420,878
Net loss	—	—	—	—	—	(488,519)	—	—	(488,519)
Stock based compensation	—	—	—	—	15,726	—	—	—	15,726
Balances at June 30, 2020	4,916,285	4,917	33,300,000	33,300	30,564,008	$(28,633,329)	266,902	(20,811)	1,948,085
Net loss	—	—	—	—	—	(243,672)	—	—	(243,672)
Stock based compensation	—	—	—	—	15,727	—	—	—	15,727
Balances at September 30, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,579,735	$(28,877,001)	266,902	$(20,811)	$1,720,140

The following table reconciles the changes in stockholder’s equity for the three and nine months ended September 30, 2019:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2018	4,916,285	$4,917	33,300,000	$33,300	$30,467,906	$(28,835,250)	266,902	$(20,811)	$1,650,062
Net income	—	—	—	—	—	204,253	—	—	204,253
Stock based compensation	—	—	—	—	16,226	—	—	—	16,226
Balances at March 31, 2019	4,916,285	4,917	33,300,000	33,300	30,484,132	$(28,630,997)	266,902	(20,811)	1,870,541
Net income	—	—	—	—	—	224,461	—	—	224,461
Stock based compensation	—	—	—	—	16,128	—	—	—	16,128
Balances at June 30, 2019	4,916,285	4,917	33,300,000	33,300	30,500,260	(28,406,536)	266,902	(20,811)	2,111,130
Net income	—	—	—	—	—	304,772	—	—	304,772
Stock based compensation	—	—	—	—	16,128	—	—	—	16,128
Balances at September 30, 2019	4,916,285	$4,917	33,300,000	$33,300	$30,516,388	$(28,101,764)	266,902	$(20,811)	$2,432,030

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of September 30, 2020 and December 31, 2019, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of September 30, 2020 or December 31, 2019, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 10.  Revenue (Continued)

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Lease and license fees:
Flat daily rate lease	$489,795	$878,238	$1,426,873	$2,305,812
Participation lease	216,240	351,737	563,211	835,651
License fees	9,000	—	9,000	9,000
	$715,035	$1,229,975	$1,999,084	$3,150,463
Sales of gaming products and parts:
Slot machine sales	$—	$191,500	$462,000	$1,243,300
Parts and ancillary items sales	21,529	8,465	74,501	1,147,283
	$21,529	$199,965	$536,501	$2,390,583

The following table provides a breakdown of the lease revenue by product type:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Lease and license fees by product:
Slot machines	$715,035	$1,229,975	$1,999,084	$3,150,239
Poker Tables	—	—	—	224
	$715,035	$1,229,975	$1,999,084	$3,150,463

Note 11. Other Income

As a business headquartered in Delaware County (the “County”), Pennsylvania, with less than $9,000,000 in annual revenues and fewer than 100 employees, the Company was eligible to submit an application to the County’s Economic Oversight Development Board (“EDOB”) for a Business Assistance Grant Program funded by money received under the Federal CARES Act and known as “Delco Strong 2”, for a maximum grant amount of $20,000. Grants under the program were intended to provide economic support in the form of working capital for businesses suffering from the coronavirus COVID-19 public health emergency. In July 2020, the Company submitted the application along with the required financial information and certification of losses caused by the COVID-19 pandemic. The County and the EDOB approved the Company’s application and awarded the grant to the Company for the maximum amount of $20,000 in September 2020.

Note 12.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of September 30, 2020, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $14,088,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2020

Note 12. Income Taxes (Continued)

their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax provision represents the amount of estimated state taxes payable based on the calculation of the apportioned pre-tax income, net of available state net operating loss deductions.

Note 13. Concentration of Risk – Major Customers

The Company generated approximately 25% and 36% of its revenue from its top three customers for each of the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020, accounts receivable from four casino customers represented 24% of total accounts receivable. At December 31, 2019, accounts receivable from two casino customers represented 44% of total accounts receivable. One customer represented 32% of the accounts receivable balance as of December 31, 2019.

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

The most significant factors affecting our suppliers, customers and employees, and causing disruptions in current and future plans for operations and expansion, revolve around the impact of COVID-19. The mandate to close our physical location as of March 19, 2020 impeded our ability to assemble the slot machine units to fulfill existing and new orders. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced our revenues to $-0- during that time period. Although certain customers were able to start reopening their facilities in May 2020 and the Company was able to reopen its facility and operations on May 22, 2020, operations are open with limitations and through strict adherence to guidelines established by the CDC and each facility’s respective state or tribal government. Although a majority of our customers were reopened as of September 30, 2020, only 66% of our slot machines installed at our customers’ locations were generating revenues and the remaining 34% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 19 state jurisdictions. Prior to our state mandated closure in March 2020, we had 370 slot machines out on lease or revenue share in 57 different casinos. As of September 30, 2020, 240 of those slot machines were up and running at 52 different casinos. The remainder of our slot machines remain at the casino facilities however they are off the floor or taped off to maintain social distancing requirements.

We realized a net loss of $328,168 and generated $97,825 in cash from operations in the nine months ended September 30, 2020.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2020 were $737,000 compared to $1,430,000 for the comparable prior year period, a decrease of $693,000. Lease and license fees decreased by a net of $515,000 to $715,000 for the three months ended September 30, 2020 as compared to $1,230,000 for the three months ended September 30, 2019. This decrease was directly attributable to the closure of our customers’ facilities due to the outbreak of COVID-19 as well as the decrease in slot machine unit and parts sales. Our customers commenced the reopening of their locations in May 2020 and they continue to reopen however there continues to be restrictions on the number of slot machines available for play on the casino floor due to safety and social distancing requirements. The average daily rate on our leased machines has decreased as well.

Sales of slot machines and related parts decreased by $178,000 to $22,000 for the three months ended September 30, 2020 as compared to $200,000 for the three months ended September 30, 2019. The Company had miscellaneous parts sales of $22,000 during the quarter ending September 30, 2020. 19 units were sold for $192,000 in addition to parts sales of $8,000 in the three months ending September 30, 2019.

Cost of Products Sold

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended September 30, 2020 were $3,000 as compared to $42,000 for the three months ended September 30, 2019, a decrease of $39,000 as a result of the unit sales that occurred during the quarter ended September 30, 2019.

Operating Expenses

Operating expenses increased $86,000 to $208,000 for the three months ended September 30, 2020, from $122,000 for the three months ended September 30, 2019. This increase was the direct result of the license fees expensed during the quarter ended September 30, 2020 of $110,000 offset by reductions in payroll and related expenses of approximately $4,000 from the PPP loan as well as the reductions in freight ($19,000) and service and repairs ($1,000) due to the lower number of installs during the quarter as a result of the restrictions on casinos due to COVID-19.

Research and Development Expenses

Research and development expenses increased by $5,000 to $105,000 for the three months ended September 30, 2020, from $100,000 for the three months ended September 30, 2019. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in payroll and benefit costs associated with the research and development personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $439,000 for the three months ended September 30, 2020 versus $494,000 for the three months ended September 30, 2019, a decrease of $55,000. This decrease is the result of the temporary reduction in salaries and commissions of administrative and sales personnel in order to mitigate the effects of COVID-19. In addition, travel, meals, and entertainment were significantly reduced during the quarter ended September 30, 2020 due to the travel restrictions and casino closures because of COVID-19.

Depreciation and Amortization

Depreciation and amortization increased by $71,000 to $262,000 for the three months ended September 30, 2020 from $191,000 for the three months ended September 30, 2019. This increase was the result of the increase in fixed assets built and placed in service during the previous three quarters of 2020 and the fourth quarter of 2019.

Interest Expense

Interest expense increased $61,000 for the three months ended September 30, 2020, from $168,000 for the three months ended September 30, 2019, to $229,000 as a result of the loan agreement and promissory note advances made in November 2019 and January 2020, and the amortization of the deferred commitment fee and debt discounts associated with the loan agreement and advances.

Interest Income

Interest income increased to $3,000 for the three months ended September 30, 2020, from $-0- for the three months ended September 30, 2019 as a result of funds deposited into an interest-bearing account that was opened in April 2020.

Other Income

Other income increased $20,000 for the three months ended September 30, 2020, from $-0- for the three months ended September 30, 2019 as a result of the receipt of the DelCo Strong 2 grant of $20,000 received in September 2020.

Change in Value of Warrant

The change in fair value of the warrant of $246,000 was mainly due to the decline in the estimated fair market value of our common stock, a result of the impact on performance due to COVID-19.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue

The Company’s revenues for the nine months ended September 30, 2020 were $2,536,000 compared to $5,541,000 for the nine months ended September 30, 2019, a decrease of $3,005,000. Lease and license fees decreased by $1,151,000 to $1,999,000 for the nine months ended September 30, 2020 as compared to $3,150,000 for the nine months ended September 30, 2019. This decrease was directly attributable to the closure of our customers’ facilities starting in March 2020 due to the outbreak of COVID-19, as well as the decrease in slot machine unit and parts sales. Although some our customers commenced the reopening of their locations in May 2020, a majority of the reopenings occurred in June 2020, all with restrictions on the number of slot machines available for play on the casino floor due to safety and social distancing requirements. The average daily rate on our leased machines has decreased as well.

Sales of slot machines and related parts decreased by $1,854,000 to $537,000 for the nine months ended September 30, 2020 as compared to $2,391,000 for the nine months ended September 30, 2019. The decrease is mainly attributable to a large parts sale to a single customer that occurred in the nine months ending September 30, 2019, which generated $1,103,000 in revenues as well as the casino closures commencing in March 2020 due to COVID-19.

Cost of Products Sold

For the nine months ended September 30, 2020, cost of products sold decreased $1,298,000 to $388,000 from $1,686,000 for the nine months ended September 30, 2019, a direct result of the decrease in sales of slot machines and parts as described above.

Operating Expenses

Operating expenses decreased $155,000 to $259,000 for the nine months ended September 30, 2020, from $414,000 for the nine months ended September 30, 2019. This decrease was the result of the offset of payroll and related expenses from the PPP loan as well as the reductions in freight, installation, repair and maintenance costs, and hardware and supplies due to the lower number of installs during the year as a result of the casino closures and restrictions from COVID-19.

Research and Development Expenses

Research and development expenses decreased by $38,000 to $272,000 for the nine months ended September 30, 2020, from $310,000 for the nine months ended September 30, 2019. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is directly attributable to the offset of payroll and related expenses from the PPP loan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $310,000 to $1,228,000 for the nine months ended September 30, 2020, from $1,538,000 for the nine months ended September 30, 2019. This decrease was due to the temporary furlough and reduction in salaries and commissions of personnel due to the state mandated office closure due to COVID-19 in March 2020, as well as the offset of payroll and related, rent and utility expenses from the PPP loan. In addition, the suspension of all travel, meals, and entertainment commencing in March 2020, due to travel restrictions and casino closures as a result of COVID-19, attributed to the decrease.

Depreciation and Amortization

Depreciation and amortization increased $337,000 from $439,000 for the nine months ended September 30, 2019 to $776,000 for the nine months ended September 30, 2019. This increase was the result of the increase in fixed assets built and placed in service during the previous four quarters.

Interest Expense

Interest expense increased $293,000 for the nine months ended September 30, 2020, from $401,000 for the nine months ended September 30, 2019, to $694,000 as a result of the loan agreement and promissory note advances made in November 2019 and January 2020, and the amortization of the deferred commitment fee and debt discounts associated with the loan agreement and advances.

Interest Income

Interest income increased to $3,000 for the nine months ended September 30, 2020 as a result of funds deposited into an interest-bearing account that was opened in April 2020.

Other Income

Other income increased $20,000 for the three months ended September 30, 2020, from $-0- for the three months ended September 30, 2019 as a result of the receipt of the DelCo Strong 2 grant of $20,000 received in September 2020.

Change in Value of Warrant

The change in fair value of the warrant of $731,000 was due to the decline in the estimated fair market value of our common stock, a direct result of the impact on performance due to COVID-19.

Liquidity and Capital Resources

We realized a net loss of $328,000 and funded our working capital investments and capital expenditures associated with our growth strategy with proceeds from loans and the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2020 and 2019 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$98,000	$630,000	$(532,000)
Net cash used in investing activities	(639,000)	(2,564,000)	1,925,000
Net cash provided by financing activities	582,000	2,133,000	(1,551,000)
Net increase in cash	41,000	199,000	$(158,000)
Cash, beginning of year	1,599,000	565,000
Cash, end of period	$1,640,000	$764,000

For the nine months ended September 30, 2020, cash provided by operations decreased $532,000 to $98,000 as compared to $630,000 for the nine months ended September 30, 2019. The decrease in cash from operating activities was due to the loss incurred as a result of the casino closures and restrictions from COVID-19, as well as timing of receipts from customers and payments to creditors, suppliers and vendors.

Net cash used in investing activities decreased by $1,925,000, from $2,564,000 used in investing activities for the nine months ended September 30, 2019 to $639,000 used in investing activities for the nine months ended September 30, 2020. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This decrease in cash used was due to the decrease in slot machines built and placed in service during the period, a result of the casino closures and restrictions placed on those casinos due to COVID-19.

Net cash provided by financing activities was $990,000 for the nine months ended September 30, 2020, the result of the note payable advance taken in January 2020 versus $2,729,000 for those taken during the nine months ended September 30, 2019, a decrease of $1,739,000. The decrease in note payable advances offset by the decrease in principal payments on the notes of $188,000 resulted in the net decrease in cash provided by financing activities of $1,551,000.

Operations and Liquidity Management

For the nine months ended September 30, 2020, we sustained a net loss of $328,000 however we generated $98,000 in cash from operating activities and maintained and sustained a working capital surplus.

Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020 which impeded our ability to assemble the slot machine units to fulfill existing and new orders. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced our revenues to zero during that time period. Although certain customers were able to start reopening their facilities in May 2020 and the Company was able to reopen its facility and operations on May 22, 2020, operations are open with limitations and through strict adherence to guidelines established by the CDC and each facility’s respective state or tribal government. Although a majority of our customers were reopened as of September 30, 2020, only 66% of our slot machines installed at our customers’ locations were generating revenues and the remaining 34% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. The situation surrounding COVID-19 is fluid and the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended. Prior to the outbreak of COVID-19, we made improvements in performance and experienced an increase in the average number of signed recurring lease agreements for our slot machines with our latest theme offerings utilizing our new slot machine cabinet design. In addition, we continue to develop new proprietary game themes and plan to enter into new markets. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, the development of new slot machine themes and new cabinets that are appealing to our customers and their patrons, and, most recently, the effects of COVID-19 on us, our customers, and suppliers.

Prior to the outbreak of COVID-19, our operating cash requirements were approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses, approximately $500,000 for the purchase of the hardware components for our products, and $110,000 for debt service. The full effects of COVID-19 on our revenues cannot be projected at this time, however, we have employed aggressive expense management measures and received funding through participation in the federal PPP and County DelCo Strong 2 programs that have enabled us to mitigate the adverse impact COVID-19 has had and will have on our projected performance.

As of September 30, 2020, our cash balance was $1,640,000 and our current gross cash requirements are approximately $220,000 to $240,000 per month, principally for salaries, professional services, licenses, and office expenses and $110,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2020:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$462,858	$14,505	$154,843	$191,610	$101,900
Patent cross license fees (2)	830,000	135,000	270,000	375,000	50,000
Debt obligations (3)	5,364,690	569,888	1,420,860	3,373,942	—
Total	$6,657,548	$719,393	$1,845,703	$3,940,552	$151,900

(1)	Represents operating lease agreement for office and warehouse facility.

(2)	Represents amounts due per license agreement.

(3)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company sustained a net loss for the nine months ended September 30, 2020 however it generated cash from operations and has maintained and sustained a working capital surplus. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced revenues to zero during that time frame. Although a majority of our customers were reopened as of September 30, 2020, only 66% of our slot machines installed at our customers’ locations were generating revenues and the remaining 34% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. As the situation surrounding COVID-19 is fluid, the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

The Company is subject to covenant clauses in its Loan Agreement with the Lender whereby it is required to meet certain key financial ratios. The Company did not meet these ratio covenants as required in the Loan for the quarter ended September 30, 2020, a direct effect from COVID-19 casino closures and slot machine social distancing requirements. Due to the material effect that COVID-19 has on the Company’s revenues, the Lender amended the Loan in September 2020, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending June 30, 2021.

We received funding under the federal PPP loan and County DelCo Strong 2 grant programs that helped to lessen the impact of COVID-19 by covering costs incurred during the covered period for payroll and payroll related expenses, rent and utilities. In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for twelve months from the date of this report.

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

As of September 30, 2020, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition, due to the material effect that COVID-19 has on the Company’s revenues and prior to September 30, 2020, the Lender amended the Loan in September 2020, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending June 30, 2021.

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

Date: November 16, 2020	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

