Form 10-K
period 2020-12-31
Lightning Gaming, Inc.
filed 2021-03-30
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

There is no public market for the registrant's stock. As of March 30, 2021, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s (voting) Common Stock, par value $0.001 per share, outstanding as of March 30, 2021 was 4,649,383. The number of shares of the registrant’s Nonvoting Common Stock, par value $0.001 per share, outstanding as of March 30, 2021 was 33,300,000. The number of shares of the registrant’s Preferred Stock, par value $0.001 per share, outstanding as of March 30, 2021 was -0-.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosures	18

PART II - FINANCIAL INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firms	28
2	Consolidated Balance Sheets as of December 31, 2020 and 2019;	31
3	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;	33
4	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019;	34
5	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019;	35
6	Notes to Consolidated Financial Statements	37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	58
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	58
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13.	Certain Relationships and Related Transactions, and Director Independence	62
Item 14.	Principal Accountant Fees and Services	63
Item 15.	Exhibits and Financial Statement Schedules	63
Item 16.	Form 10-K Summary	64

PART I

Item 1.	Business.

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

Products

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines with secondary bonus games. Our games combine advanced graphics and digital music to create an engaging player experience. We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos than the machines offered by our competitors. Our current slot machine products are:

•	Around the World in 80 Days	•	Just Jackpots
•	Beauty and the Beast	•	Lava Queen – Quick Link
•	Bierfeier – Screaming Links	•	Lightning Lotto
•	Candy Cash	•	Luck of the Irish – Screaming Links
•	Cash Flow	•	Penny Palooza
•	Cinderella	•	Pixiu – Quick Link
•	Crazy 8’s Link Deluxe – Jackpot Link Deluxe	•	Prosperous Buddha – Persistent Link
•	Drachma – Quick Link	•	Scarabs of Egypt – Screaming Links
•	Duck Dynamite	•	Si Shou
•	Electric Sevens – Quick Link	•	Si Xiang – Screaming Links
•	Eye of RA – Persistent Link	•	Slotto
•	Fins N Wins	•	Snow White
•	Fruit Jackpots	•	Snow White – Screaming Links
•	Fruit Treasure	•	Swamp Fever
•	Golden Egg	•	Swamp Fever – Persistent Link
•	Goyaate	•	Swamp Frenzy
•	Great Balls of Fire – Screaming Links	•	Thunder Spirit – Quick Link
•	Hao Yun	•	Vampires Fortune
•	Hua Mulan – Screaming Links	•	Xingyun Gou – Quick Link
•	Jackpot Link Deluxe – Jackpot Link Deluxe	•	Year of the Horse
•	Jumbo Fish Stacks	•	Ye Xian
•	Jungle Book	•	Zhang Jiao – Screaming Links
•	Jungle Jackpots – Screaming Links	•	Zuo Ci – Screaming Links

When we expanded our products to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace and cruise lines. Prior to our state mandated closure in March 2020, we had 370 slot machines out on lease or revenue share in 57 different casinos. We currently have 272 video slot machines placed in 44 casinos in 66 jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency.

To date, we have secured 66 regulatory gaming licenses, including 45 from Native American tribes. We offer our video slot machine products in 18 state jurisdictions. We expect to be licensed in several additional jurisdictions during 2021 and over the next several years.

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

We ceased production of the Poker Table in 2010 and were able to utilize tables in stock that had previously been out on lease, to fulfill sales and lease orders obtained after then. As of December 31, 2019, all Poker Table leases were terminated and there were no remaining tables in stock.

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

Intellectual Property

Our trademark for “Lightning Poker” is registered with the U.S. Patent and Trademark Office. We have registered the www.LightningPoker.net, www.LTGaming.com, and www.LightningGaming.com Internet domain names.

From time to time, we enter into license agreements for the use of intellectual properties and technologies in our products. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and, in some jurisdictions, tribal regulation. In order to sell and distribute our products to our target markets we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate, including certain foreign jurisdictions. We expect it to take up to 12 months or longer from the date of the submission of our application to obtain regulatory approval in some jurisdictions. As of March 30, 2021, we have a total of 66 regulatory gaming licenses for our products, including regulatory gaming licenses in Native American jurisdictions, and we are preparing to file applications for several additional licenses in North America.

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

Our research and development expenses were $378,168 and $427,095 during the fiscal years ended December 31, 2020 and 2019, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2020 and 2019, there was no revenue from customers outside the United States. For the years 2020 and 2019, two and three casino customers accounted for 29% and 30%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 8% and 9% of our 2020 and 2019, revenues, respectively. As of December 31, 2020 and 2019, we had no long-lived assets outside the United States. As of December 31, 2020, four casino customers accounted for 32% of our net accounts receivable and as of December 31, 2019, two casino customers accounted for 44% of our net accounts receivable.

Employees

As of March 30, 2021, we had 13 full-time employees as well as one consultant that provides engineering and game design services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We are a company that has generated operating revenue lower than operating costs since inception, except for two years, and are in the relatively early stages of switching our business focus from the manufacture of Poker Tables to slot machines. We are continually developing and testing new game software and new slot machine themes which may not appeal to customers and are in the early stage of a new cabinet design deployment. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development, delays in product availability and possible cost overruns.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We recognized a net loss of $445,739 for the year and have an accumulated deficit of $28,994,572 as of December 31, 2020. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy due to the current Coronavirus pandemic COVID-19.

Our success in the gaming industry depends in large part on our ability to expand further into the slot machine market and new geographical markets. Our further expansion into these markets will present new challenges and risks that could adversely affect our business and results of operations.

As we seek to expand further into the slot machine market and new geographical markets, we expect to encounter business, legal, operational, and regulatory uncertainties, many of which are similar to those we faced in our Poker Table deployment. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with this expansion. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

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

Our success depends on our customers licensing or buying our products to expand their existing operations, replace existing gaming products or equip a new casino. Any slowdown in the replacement cycle may negatively impact our operations. Additionally, to the extent existing or potential customers choose to allocate capital to expenditures other than gaming products, such as real estate acquisitions, hotel furnishings, restaurants and other improvements, or generally to reduce expenditures, particularly in response to current conditions in the global economy and especially in the gaming industry and due to COVID-19, we may suffer a material adverse effect on our business, results of operations and financial condition.

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

Our performance will depend on the duration and spread of the outbreak of the novel coronavirus disease COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended. On March 19, 2020, we, as well as all other non-life-sustaining businesses, were ordered by governor’s mandate to close physical operations within the state of Pennsylvania. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced our revenues to zero during that time period. Certain customers were able to start reopening their facilities in May 2020 and the Company was able to reopen its facility and operations on May 22, 2020, however operations are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government.

Although we had implemented methods to mitigate exposure to COVID-19 for our employees and we continue to use these methods, such as the ability to work remotely with access to our IT systems, the mandate to close our physical location from March 19 until May 22, 2020, impeded our ability to assemble the slot machine units to fulfill existing and new orders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease office and warehouse space of 11,566 square feet located at 23 Creek Circle, Boothwyn, PA 19061 at a current average rental of $108,271 per year. The lease was renewed in 2020 and expires in August 2026. This is the location of our principal offices and substantially all of our operations. The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

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

Holders of record. On March 30, 2021, there were 73 shareholders of record of our common stock and one shareholder of record of our Nonvoting Common Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020, with respect to the equity compensation plan approved by security holders, the 2016 Stock Option Plan (the “2016 Plan”) under which we have authorized 5,700,000 shares of our Non-voting common stock for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
2016 Plan	3,925,000 (1)	$.13 (2)	1,775,000

(1) Stock options were granted on March 8, 2017 and on March 5, 2019 to employees with greater than one year of service as of those dates. All options were granted using a five-year vesting schedule and as of March 30, 2021, no options have been exercised.

(2) On November 30, 2018, the Board of Directors determined that it was in the best interests of the Company to approve the reduction in the exercise price of the options granted under the 2016 Plan before that date based on current valuation information available. The market price of the Company’s stock was determined to be $.13 per share and the Board authorized the reduction of the option exercise price to that amount from the original $.28 per share.

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

We are registered as an approved vendor to distribute our gaming products in 66 jurisdictions. We must obtain regulatory approvals in many additional jurisdictions in order to fully effectuate our business plan. We may not receive any such regulatory approvals. Due to these and a variety of other factors, including those described under “RISK FACTORS” in Item 1A. of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

For sales of slot machines, a warranty on parts is typically offered which expires after a defined period of time, usually 90 days after delivery or installation date. One slot machine theme conversion per unit sold is also typically offered during the one-year period beginning upon the delivery and/or installation of the slot machine, and only if the slot game fails to earn at least eighty percent of the rolling monthly slot machine gaming floor area average for the customer. The game theme must be of the same category approved in the customer's gaming jurisdiction for use in the slot machine and the customer must provide written notice requesting the conversion, including certification of the average that serves as the basis for any such game theme conversion. In addition, the customer must return the original game theme components to the Company upon conversion of the slot game theme.

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

Research and Development

We expense internally developed software costs in accordance with guidance by the Financial Accounting Standards Board (“FASB”) with respect to research and development costs. All employee and product costs associated with the development of our products are expensed until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. In addition, the Company considers changes in our business strategy and the industry as a whole in assessing recoverability of its long-lived assets. Any resulting impairment loss will be measured and recognized in the period in which the impairment becomes known. Based on the Company’s evaluation, there were no impairments for 2020 and 2019.

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

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendment is effective for the annual and interim periods ending after December 15, 2021 and we will assess the impact, if any, this update will have on our consolidated financial statements.

Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2020 were $3,989,000 compared to $7,013,000 for the prior year, a decrease of $3,024,000. This decrease was directly attributable to the mandated closure of our customers’ facilities starting in March 2020 due to the outbreak of COVID-19, as well as the decrease in slot machine unit and parts sales. Although some our customers commenced the reopening of their locations in May 2020, a majority of the reopenings occurred in June 2020, all with restrictions on the number of slot machines available for play on the casino floor due to safety and social distancing requirements.

The decrease in lease revenues was attributable to the decrease in the average number of slot machines installed during the year as well as a decrease in the average daily rate generated from those leases, both due to COVID-19 closures and restrictions due to social distancing. Lease revenues decreased by $1,517,000 to $2,878,000 for the year ended December 31, 2020 from $4,395,000 for the year ended December 31, 2019. Temporary casino closures were mandated again in December 2020 due to COVID-19 in the state of Pennsylvania, which attributed to the decrease in the number of installed games as of December 31, 2020 by 27 slot machines and further attributed to the reduction in lease revenues.

Sales of slot machines and parts decreased by $1,507,000 to $1,111,000 for the year ended December 31, 2020 from $2,618,000 for the year ended December 31, 2019. The decrease is attributable to larger parts sales to individual customers that occurred in the year ended December 31, 2019 as well as the casino closures in March and December 2020 due to COVID-19. Larger volume parts sales decreased by $1,292,000, from $1,321,000 for the year ended December 31, 2019 to $29,000 for the year ended December 31, 2020. Other parts sales increased slightly by $1,000 to $55,000 for the year ended December 31, 2020 from $54,000 for the year ended December 31, 2019. Revenue from slot machine unit sales decreased by $216,000, from $1,243,000 for the year ended December 31, 2019 to $1,027,000 for the year ended December 31, 2020.

Cost of Products Sold

For the year ended December 31, 2020, cost of products sold decreased $1,216,000 to $683,000 from $1,899,000 for the year ended December 31, 2019, a direct result of the decrease in sales of slot machines and parts as described above.

Operating Expenses

Operating expenses decreased by $100,000 to $475,000 for the year ended December 31, 2020, from $575,000 for the year ended December 31, 2019. This decrease was the result of the offset of payroll and related expenses from the Paycheck Protection Program (“PPP”) loan as well as the reductions in freight, installation, repair and maintenance costs, and hardware and supplies due to the lower number of installs during the year due to the casino closures and restrictions from COVID-19. This decrease was partially offset by inventory write offs of approximately $94,000 that occurred in 2020.

Research and Development Expenses

Research and development expenses decreased by $49,000 to $378,000 for the year ended December 31, 2020, from $427,000 for the year ended December 31, 2019. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is directly attributable to the offset of payroll and related expenses from the PPP loan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,663,000 for the year ended December 31, 2020, a decrease of $456,000 from $2,119,000 for the year ended December 31, 2019. This decrease was due to the temporary furlough and reduction in salaries and commissions of personnel due to the state mandated office closure due to COVID-19 in March 2020, as well as the offset of payroll and related, rent and utility expenses from the PPP loan. In addition, the suspension of all travel, meals, and entertainment commencing in March 2020, due to travel restrictions and casino closures as a result of COVID-19, attributed to the decrease.

Depreciation and Amortization

Depreciation and amortization increased by $370,000 to $1,045,000 for the year ended December 31, 2020 from $675,000 for the year ended December 31, 2019. This increase was from the increase in fixed assets built and placed in gaming venues during 2019.

Change in Value of Warrant Liability

The change in fair value of the warrant liability of $695,000 was due to the decline in the estimated fair market value of our common stock, a direct result of the impact on performance due to COVID-19.

Net Interest Expense

Net interest expense increased $310,000 from $600,000 for the year ended December 31, 2019 to $910,000 for the year ended December 31, 2020, as a result of the loan agreement and promissory note advances made in November 2019 and January 2020, and the amortization of the deferred commitment fee and debt discounts associated with the loan agreement and advances.

Loss on Extinguishment of Debt

A loss on extinguishment of debt of $420,000 was recognized in November 2019 as a result of the difference in the carrying value of the original loan and the fair value of the loan that was refinanced.

Interest Income

Interest income increased to $4,000 for the year ended December 31, 2020, from $-0- for the year ended December 31, 2019, as a result of funds deposited into an interest-bearing account that was opened in April 2020.

Other Income

Other income increased $20,000 for the year ended December 31, 2020, from $-0- for the year ended December 31, 2019 as a result of the receipt of the DelCo Strong 2 grant of $20,000 received in September 2020. Grants under the program were intended to provide economic support in the form of working capital for businesses suffering economic loss from the coronavirus COVID-19 public health emergency that were located in Delaware County, Pennsylvania.

Income Tax Expense

Income tax expense decreased to $-0- for the year ended December 31, 2020 from $13,000 for the year ended December 31, 2019 due to the loss incurred for 2020.

Liquidity and Capital Resources

We realized a net loss of $446,000 and funded our working capital investments and capital expenditures associated with our growth strategy with proceeds from loans and the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2020 and 2019 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	2020	2019	Change
Net cash provided by operating activities	$634,000	$1,745,000	$(1,111,000)
Net cash used in investing activities	(811,000)	(3,932,000)	3,121,000
Net cash provided by financing activities	436,000	3,221,000	(2,785,000)
Net increase in cash	259,000	1,034,000	$(775,000)
Cash, beginning of year	1,599,000	565,000
Cash, end of period	$1,858,000	$1,599,000

For the twelve months ended December 31, 2020, net cash provided by operating activities decreased $1,111,000 to $634,000 as compared to $1,745,000 for the twelve months ended December 31, 2019. The decrease in cash from operating activities was due to the loss incurred, the result of the casino closures and restrictions from COVID-19, as well as timing of receipts from customers and payments to creditors, suppliers and vendors.

Net cash used in investing activities decreased by $3,121,000 to $811,000 for the twelve months ended December 31, 2020, from $3,932,000 for the twelve months ended December 31, 2019. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This decrease in cash used was due to the decrease in slot machines built and placed in service during the period, a result of the casino closures and restrictions placed on those casinos due to COVID-19.

Net cash provided by financing activities was $990,000 for the twelve months ended December 31, 2020, the result of the note payable advance taken in January 2020 versus $7,729,000 for those taken during the twelve months ended December 31, 2019, a decrease of $6,739,000. The decrease in note payable advances offset by the decrease in principal payments on the notes of $3,954,000 resulted in the net decrease in cash provided by financing activities of $2,785,000.

Operations and Liquidity Management

For the year ended December 31, 2020, we sustained a net loss of $446,000 however we generated $634,000 in cash from operating activities and maintained and sustained a working capital surplus.

Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020 which impeded our ability to assemble the slot machine units to fulfill existing and new orders. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced our revenues to zero during that time period. Although certain customers were able to start reopening their facilities in May 2020 and the Company was able to reopen its facility and operations on May 22, 2020, operations are open with limitations and through strict adherence to guidelines established by the CDC and each facility’s respective state or tribal government. Temporary casino closures were mandated again in December 2020 due to COVID-19 in the state of Pennsylvania, which attributed to the decrease in the number of installed games as of December 31, 2020 by 27 slot machines and further attributed to the reduction in revenues. Although a majority of our customers were reopened as of December 31, 2020, only 76% of our slot machines installed at our customers’ locations were generating revenues and the remaining 24% of the slot machines were taped off or off the casino floor in order to adhere to social distancing guidelines. The situation surrounding COVID-19 is fluid and the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

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

Before the outbreak of COVID-19, our operating cash requirements were approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, and office expenses, approximately $500,000 for the purchase of the hardware components for our products, and $110,000 for debt service. The full effects of COVID-19 on our revenues cannot be projected at this time, however, we have employed aggressive expense management measures and received funding through participation in the federal PPP and County DelCo Strong 2 programs that have enabled us to mitigate the adverse impact COVID-19 has had and will have on our projected performance.

As of December 31, 2020, our cash balance was $1,858,000 and our current gross cash requirements are approximately $220,000 to $240,000 per month, principally for salaries, professional services, licenses, and office expenses and $110,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months.

Anticipating that the effects from COVID-19 will continue through mid-year, gradual improvement in performance is projected for 2021 with slot machine installs projected to increase to pre-COVID levels by year’s end. Beyond 2021, the Company is anticipating growth in the install base and additional unit sales, penetration into markets in newly licensed jurisdictions, as well as the continued deployment of the current and additional new cabinet designs with new themes meant to maximize the player’s gaming experience. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2020:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$472,177	$41,577	$159,124	$196,632	$74,844
Patent cross license fees (2)	785,000	90,000	315,000	380,000	—
Debt obligations (3)	5,231,501	591,118	1,473,855	3,166,528	—
Total	$6,488,678	$722,695	$1,947,979	$3,743,160	$74,844

(1)	Represents operating lease agreement for office and warehouse facility.

(2)	Represents amounts due per license agreement.

(3)	Represents outstanding amounts on notes payable.

Off-Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firms

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lightning Gaming, Inc. and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lightning Gaming Inc. and Subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern:

Description of the Matter

The Company’s operations were significantly affected by the impact of COVID-19 due to the fact that the Company’s customers were mandated to close their casinos for several months, and once reopened, capacities were limited to comply with social distancing requirements. Operations have begun again but as the pandemic continues, operations may still be affected. In addition, and due to the impact of COVID-19 on operations, the Company was unable to meet the PDS Gaming, LLC covenant requirements under the original loan agreement during fiscal year 2020, for which they received a waiver. These conditions raised concerns about Company’s ability to continue as a going concern for a period of one year from the date of this audit report.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter include the following: (i) verifying the cash balance of approximately $1.9 million at December 31, 2020, (ii) obtaining management’s detailed projections and analysis to support the entity’s cash flow position and assessment of going concern, (iii) substantiating the projections with evidence of new contracts in 2021, (iv) reviewing performance of the Company to date as compared to projections and current cash balance, and (v) review of the second amendment to the loan agreement with PDS Gaming, LLC, in which the covenant requirements were removed through December 31, 2021 and were reduced from the original covenant value between December 31, 2021 to June 30, 2022, at which point the Company is expected to be in compliance based on their projections. Based on these procedures and evidence obtained, our concerns were alleviated and we concluded that the Company has the ability to continue as a going concern.

/s/ Assurance Dimensions, Inc.

We have served as the Company’s auditor since 2020.

Margate, Florida

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Lightning Gaming, Inc. and subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lightning Gaming, Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended and the related notes and financial statement schedule listed in item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Company's auditor from 2015 to 2020.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Lancaster, Pennsylvania

March 30, 2020

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash	$1,857,901	$1,598,749
Accounts receivable, net	421,448	747,704
Inventory	1,148,549	1,468,210
Prepaid expenses	211,339	234,994
Deposits with vendors	3,704	1,529
Deferred Debt Commitment Fee	—	204,260
Total Current Assets	3,642,941	4,255,446

Property and Equipment, net	3,768,322	4,277,223

Right-of-use asset - building	446,927	100,070
Other assets	8,193	8,193
License fees, net of accumulated amortization	2,672	36,005

Total Assets	$7,869,055	$8,676,937

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	December 31, 2020	December 31, 2019
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$289,724	$557,199
Accrued expenses	172,687	382,806
Current portion of lease liability	41,577	101,083
Current portion of long-term debt, net of debt discount	591,118	439,594
Total Current Liabilities	1,095,106	1,480,682

Long-Term Debt and Other Liabilities
Long-term notes payable, net of debt discount	4,640,383	4,397,410
Fair value of warrant liability	84,671	779,901
Long-term lease liability	430,600	17,944
Total Long-Term Debt and Other Liabilities	5,115,654	5,195,255

Total Liabilities	6,250,760	6,675,937

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2020 and 2019	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued at December 31, 2020 and 2019, 4,649,383 shares outstanding at December 31, 2020 and 2019	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding at December 31, 2020 and 2019	33,300	33,300

Additional paid in capital	30,595,461	30,532,427
Accumulated deficit	(28,994,572)	(28,548,833)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	1,618,295	2,001,000

Total Liabilities and Stockholders’ Equity	$7,869,055	$8,676,937

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2020	December 31, 2019

Revenues
Lease, license and service fees	$2,878,008	$4,395,359
Sales of gaming products and parts	1,110,953	2,617,504
Total revenues	3,988,961	7,012,863

Costs of Revenue
Cost of products sold (exclusive of depreciation and amortization expense shown separately below)	683,023	1,898,506
Gross Profit	3,305,938	5,114,357

Costs and operating expenses
Operating expenses	475,115	574,514
Research and development	378,168	427,095
Selling, general and administrative expenses	1,662,515	2,118,830
Depreciation and amortization	1,045,216	675,385
Total costs and operating expenses	3,561,014	5,694,330

Operating (loss) income	(255,076)	1,318,533

Non-operating income (expense)
Gain on change in fair value of warrant liability	695,230	—
Interest expense	(909,548)	(599,822)
Loss on extinguishment of debt	—	(419,563)
Interest income	3,655	—
Other income	20,000	—
Total non-operating (expense)	(190,663)	(1,019,385)
Net (loss) income before income taxes	(445,739)	299,148
Income tax expense	—	(12,731)
Net (loss) income	$(445,739)	$286,417
Net (loss) income per common share - basic	$(0.01)	$0.01
Net (loss) income per common share – diluted	$(0.01)	$0.01
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,649,383	4,649,383
Weighted average Common shares outstanding - diluted	4,649,383	5,459,698
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	33,300,000	37,311,151

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2020 and 2019

	Common Stock		Nonvoting Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Shares	Amount	Total
Balance December 31, 2018	4,916,285	$4,917	33,300,000	$33,300	$30,467,906	$(28,835,250)	266,902	$(20,811)	$1,650,062
Net income	—	—	—	—	—	286,417	—	—	286,417
Stock based compensation	—	—	—	—	64,521	—	—	—	64,521
Balance December 31, 2019	4,916,285	4,917	33,300,000	33,300	30,532,427	(28,548,833)	266,902	(20,811)	2,001,000
Net loss	—	—	—	—	—	(445,739)	—	—	(445,739)
Stock based compensation	—	—	—	—	63,034	—	—	—	63,034
Balance December 31, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,595,461	$(28,994,572)	266,902	$(20,811)	$1,618,295

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities
Net (loss) income	$(445,739)	$286,417
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,045,216	675,385
Inventory obsolescence reserve	94,395	—
Stock based compensation	63,034	64,521
Gain on change in fair value of warrant liability	(695,230)	—
Amortization of debt discount and deferred debt commitment fee	162,897	21,504
Loss on extinguishment of debt	—	419,563
Gain on valuation of inventory replaced under warranty	—	(29,532)
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	326,256	(332,238)
Decrease (increase) in inventory	533,327	(403,579)
Decrease (increase) in prepaid expenses	23,655	(110,107)
(Increase) decrease in deposits with vendors	(2,175)	552,231
Net change in right-of-use asset/lease liability	6,294	18,957
(Decrease) increase in accounts payable	(267,475)	365,448
(Decrease) increase in accrued expenses	(210,119)	284,565
Decrease in income tax payable	—	(23,000)
Decrease in accrued interest	—	(12,891)
Decrease in other long-term liabilities	—	(32,344)
Net cash provided by operating activities	634,336	1,744,900

Cash flows from investing activities
Purchase of equipment	(811,044)	(3,932,780)

Net cash used in investing activities	(811,044)	(3,932,780)

Cash flows from financing activities
Proceeds from notes payable	990,000	7,729,131
Repayment on notes payable	(554,140)	(4,507,963)
Net cash provided by financing activities	435,860	3,221,168

Net increase in cash	259,152	1,033,288
Cash beginning	1,598,749	565,461
Cash ending	$1,857,901	$1,598,749

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended
	December 31, 2020	December 31, 2019

Supplemental Disclosure of Non-Cash Financing Activities:

Summary of transactions in connection with refinanced debt
Fair value of capital stock warrant issued in connection with loan	$—	$779,901
Debt discount associated with reacquired loan	—	(137,509)
Deferred debt commitment fee on remaining amount available for advance under loan	—	(222,829)
Loss on extinguishment of debt	$—	$419,563

Summary of transactions in connection with Note Payable advance in January 2020
Financing fees recorded as debt discount	$10,000	$—
Reclassification of deferred debt commitment fee to debt discount	92,845	—
	$102,845	$—

Transfers of inventory, licenses and equipment, net	$308,061	$450,878

Supplemental Information:
Cash paid for:
Interest	$746,651	$591,210
Income taxes	$7,168	$46,805
Operating leases	$79,789	$104,366

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale, and operation of video slot machines to customers in various gaming jurisdictions.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated.

For the year ended December 31, 2020, the Company recognized a net loss however it generated cash flows from operations, has sufficient inventory to fill outstanding lease and sales orders, and has maintained and sustained working capital surpluses. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company, as well as all other non-life-sustaining businesses within the state of Pennsylvania, was ordered by governor’s mandate to close physical operations on March 19, 2020. Due to COVID-19, all of our customers were mandated to close by March 31, 2020 and remained closed throughout the entire month of April 2020 which reduced our revenues to zero during that time period. Certain customers were able to start reopening their facilities in May 2020 and the Company was able to reopen its facility and operations on May 22, 2020, however operations are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. The ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

On May 7, 2020, we received $246,200 in funding under the federal loan program known as the Paycheck Protection Program (“PPP”) through the Small Business Association (“SBA”) which has helped to lessen the impact of COVID-19 for the expenses covered under the program. In addition, we received a $20,000 grant in September 2020 through our county government meant to provide economic support in the form of working capital for businesses suffering from the coronavirus COVID-19 public health emergency.

In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has had on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Although we realized a net loss for the year ended December 31, 2020 due to the COVID-19, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

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

For sales of slot machines, a warranty on parts is typically offered which expires after a defined period of time, usually 90 days after delivery or installation date. One slot machine theme conversion per unit sold is also typically offered during the one-year period beginning upon the delivery and/or installation of the slot machine, and only if the slot game fails to earn at least eighty percent of the rolling monthly slot machine gaming floor area average for the customer. The game theme must be of the same category approved in the customer's gaming jurisdiction for use in the slot machine and the customer must provide written notice requesting the conversion, including certification of the average that serves as the basis for any such game theme conversion. In addition, the customer must return the original game theme components to the Company upon conversion of the slot game theme.

For the years 2020 and 2019, there was no revenue generated from customers outside the United States. Two and three casino customers accounted for 29% and 30% of our revenues for the years ended December 31, 2020 and 2019, respectively. One casino group represented 8% and 9% of total revenues for each of the years ended December 31, 2020 and 2019, respectively. For each of the years ended December 31, 2020 and 2019, the Company recorded no revenues related to performance obligations from prior periods.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Significant estimates include the recoverable value of long-lived assets and projected cash flows. Actual results could differ from those estimates.

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,434,119 as of December 31, 2020.

Concentrations of Credit Risk: Financial instruments that subject us to credit risk primarily consist of cash and trade receivables. The Company’s credit risk is managed by investing cash primarily in high-quality financial institutions. Accounts receivable include amounts owed by various customers and groups of customers. No collateral is required. Accounts receivable are not sold or factored. The Company regularly reviews its trade receivables’ current expected credit losses in determining its allowance for doubtful accounts and believes its credit and collection polices mitigate its credit risk relative to accounts receivable.

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. Delinquency of accounts receivable is determined based on contractual terms, customer payment history, and relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. When a customer’s account becomes past due or is determined to be delinquent, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results, financial position, or other material events impacting its business, an allowance is recorded as a reserve for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company maintained an allowance of $6,593 as of December 31, 2020 and 2019. Except for this allowance, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. The Company does not charge interest on its past due receivables. During each of the years ended December 31, 2020 and 2019, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

At December 31, 2020, accounts receivable from four casino customers represented 32% of total accounts receivable. At December 31, 2019, two casino customers represented 44% of total accounts receivable. One customer represented 14% and 32% of the total accounts receivable balance as of December 31, 2020 and 2019, respectively.

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

December 31, 2020

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Research and Development: Research and development costs are charged to expense when incurred and are included in the Statement of Operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally developed software costs as well as employee and product costs associated with the development of our products. As of December 31, 2020 and 2019, no amounts had been capitalized.

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, net realizable value.

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

The Company has assessed its tax position and does not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Statement of Operations. The Company has determined that there are no unrecognized tax benefits, and accordingly, has not recognized any interest or penalties during 2020 and 2019 related to unrecognized tax benefits. There is no accrual for interest or penalties as of December 31, 2020 and 2019. The Company files U.S. income tax returns and multiple state income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2020 or 2019.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. The evaluation performed for 2020 and 2019 did not result in an impairment.

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

Stock Option Plans: The Company has equity-based compensation plans which are more fully described in Note 9. Compensation expense is recognized over the required service period. All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

Warrants: As explained in further detail in Notes 5 and 9, in connection with loans obtained by the Company, the lender holds a warrant to purchase shares of common stock. The Company accounts for the value and classification of the warrant in accordance with ASC 480 – Distinguishing Liabilities from Equity, and classified the warrant as a liability and was initially, and will subsequently be, measured at its estimated fair value using the Black-Scholes pricing model. The warrant will continue to be classified as a liability until such time it is exercised, expires or is amended in a manner that would no longer require classification as a liability.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	December 31, 2020	December 31, 2019
Stock options	3,925,000	3,930,000
Warrant	7,000,000	7,000,000
	10,925,000	10,930,000

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2020	December 31, 2019
Finished products	$983,866	$1,046,629
Raw materials	164,683	421,581
Inventory	$1,148,549	$1,468,210

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

In December 2020, parts and cabinets remaining in inventory that were associated with the former slot machine cabinet design in use prior to the implementation of the new design in 2018, were determined to be obsolete and were destroyed and discarded. The cost of the discarded inventory was $39,980. In addition, $54,415 in costs of slot machine cabinets in testing, that were subsequently not used for manufacture, were written off. These costs are included in the Statements of Operations under operating expenses.

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Equipment, principally gaming equipment	$5,928,277	$6,281,476
Delivery truck	28,140	28,140
Furniture and fixtures	90,206	87,033
Leasehold improvements	91,794	91,794
Property and equipment	6,138,417	6,488,443
Less accumulated depreciation	(2,370,095)	(2,211,220)
Property and equipment, net	$3,768,322	$4,277,223

\

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 3. Property and Equipment (Continued)

In December 2020, the Company determined that the slot machines that were built using the former slot machine cabinet design and that had previously been out on lease and returned from customers, had no further use to the Company and no resale or scrap value and were destroyed and discarded. Ancillary items associated with these slot machines were also determined to have no resale or scrap value. The cost of the slot machines and associated items that were scrapped was $684,344 with a net book value of $-0-.

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

Depreciation expense related to the property and equipment included in the consolidated Statements of Operations was $1,041,883 and $672,053, of which $1,031,632 and $665,744 relates to depreciation on leased slot machines, for the years ended December 31, 2020 and 2019, respectively.

Note 4. License Fees

License fees consist of the following:

	December 31, 2020	December 31, 2019
Purchased licenses	$347,160	$377,160
Less accumulated amortization	(344,488)	(341,155)
License fees, net	$2,672	$36,005

Through May 31, 2020, licenses for gaming machine patents and technology had been added to the cost of slot machines built for sale or lease using a capitalization rate per machine. The capitalization rate was based on expected annual machine production and adjusted accordingly based on actual versus projected units produced. As of May 31, 2020, machine production for the remainder of the 2020 calendar year was projected to be nominal due to COVID-19 and the cost of licenses for gaming technology as of that date of $27,000 were expensed as license fees on a straight-line basis at $6,750 per month over the remaining initial term of the license period ending September 30, 2020. License fees incurred after September 30, 2020 are expensed on a straight-line basis over the term of the license agreement.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated Statements of Operations and relating to the purchased licenses was $3,333 for each of the years ended December 31, 2020 and 2019, respectively.

Estimated amortization expense related to recorded license fees is $2,222 for the year ending December 31, 2021.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

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

Under the original terms, the Notes bore interest on the outstanding principal amount at the lesser of the maximum rate or interest rate specified on each note based on a 360-day year. Payments consisting of principal and interest, as well as “Contingent Interest Payments” (“CIP”) of $3.50 per day for each on-line day up to a maximum of 730 on-line days for each unit financed under the Note were due and payable monthly. Each Note matured in 36 months and CIP obligations matured 48 months after the respective closing of each Note.

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

On November 27, 2019 (the “Closing Date”), the Company entered into a new Master Loan Agreement (the “Loan”) with PDS Gaming – Nevada, LLC (“PDS Gaming” or the “Lender”) to make a series of advances under the Loan in the principal amount of up to $7,000,000 in order to (i) re-finance the existing outstanding indebtedness of the Company under the Prior Loan and Amendment for Advances 1 through 8 which totaled $3,765,792, (ii) finance the Company’s purchase or manufacturing of equipment and (iii) to be used for general working capital. The Loan is and will be evidenced by Promissory Notes (each a “Note” and collectively the “Notes”) executed by the Company payable to the order of the Lender, and is secured by a Security Agreement dated of even date with the Loan between the Company and the Lender granting a security interest to the Lender in all of the Company’s right, title and interest in and to personal property, tangible and intangible, wherever located or situated and whether now owned or acquired or created. The Loan was advanced, in parts, pursuant to the Loan and in the amounts of each Note during the advance period which ran until November 30, 2020.

The Notes bear interest on the outstanding principal amount at a rate per annum equal to an annual rate of 13%. Payments consisting of principal and interest for each advance financed under the Note are due and payable monthly based on an 84-month amortization and mature in 60 months. Each Note is prepayable subject to a sliding scale prepayment fee, declining 1% from 4% in the first twelve months to 0% after the 48th month, based on then-outstanding principal amount of the Note.

The initial advance dated November 27, 2019 is evidenced by a Note in the principal amount of $5,000,000 (“Advance 9”). Monthly payments of $91,616 on Advance 9 commenced on January 1, 2020 and will mature on December 1, 2024.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 5.  Notes Payable (Continued)

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

On November 27, 2019, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the earlier of the end of the advance period or until the remaining advances under the Loan were made. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred debt fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $82,063 as of December 31, 2020. The balance of the deferred debt commitment fee was $-0- and $204,260 as of December 31, 2020 and 2019, respectively.

ASC Topic 470 – Debt, requires an analysis to determine if the debt instruments under a refinancing transaction are substantially different by testing the present value (“PV”) of the cash flows under the terms of the new debt instrument versus the PV of the remaining cash flows under the terms of the original instrument. In cases where the transactions are deemed to be significantly different, an extinguishment has occurred, the old debt is derecognized and the new debt is recorded at fair value and fees paid to the lender on the old debt are expensed. The difference between the net carrying value of the original debt and the fair value of the new debt is recorded as a gain or a loss and interest expense is recorded based on the effective rate of interest on the new debt. The Company prepared the analysis and determined that the change in PV of cash flows is greater than 10%, the threshold established in ASC 470, and considered the transaction an extinguishment. The total cost of the debt of $557,072 was calculated as the difference between the fair value of the Warrant and the deferred debt commitment fee and the portion of the cost of debt reacquired associated with the carrying value of the old debt of $419,563 (75.3% x $557,072) was recognized as a loss on extinguishment of debt on the Closing Date, November 27, 2019. Debt discount of $137,509 was calculated as the cost associated with the new debt in proportion to the total cost of the debt refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $103,874 and $134,574 as of December 31, 2020 and 2019, respectively.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 5.  Notes Payable (Continued)

Due to the continued impact of COVID-19 on the Company’s operations, the Lender executed a second amendment to the Loan in March 2021. The second amendment waives compliance with the financial ratio covenants and extends and resets compliance with the covenants commencing with the quarter ending December 31, 2021.

As of December 31, 2020 and 2019, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	December 31, 2020	December 31, 2019

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$4,397,410	$4,837,004
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	834,091	—

Total Notes Payable						5,231,501	4,837,004
Less: amounts classified as current						(591,118)	(439,594)
Long-Term Notes Payable						$4,640,383	$4,397,410

The following table lists the future principal payments due on the Notes as of December 31, 2020:

Year Ending December 31,	Amount
2021	$591,118
2022	683,484
2023	790,371
2024	2,768,025
2025	398,503
$5,231,501

The following table provides a breakdown of the interest expense as included in the consolidated Statements of Operations:

	Year ended December 31,
	2020	2019
Interest on Notes payable	$746,651	$377,160
Contingent interest obligations	—	201,159
Amortization of deferred debt commitment fee	111,415	18,569
Amortization of debt discount	51,482	2,934
	$909,548	$599,822

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 6. Deferred Income (Continued)

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

The Company applied for and received proceeds of $246,200 through the PPP program on May 7, 2020, prior to the enactment of the Act. Based on the flexibility provided under the Act, the Company has elected to extend its Covered Period to 24 weeks. The Company determined both through internal calculations and those provided by the AICPA’s forgiveness model, that all criteria for forgiveness based on both the CARES Act and the Act have been met as of July 15, 2020 and that the PPP loan will be 100% forgiven. In analogizing to IAS 20, the Company considers the PPP loan a grant that is expected to be forgiven and as such, recorded the proceeds as a deferred income liability when received and recognized the PPP grant as a reduction of the related expenses to which the loan was intended to compensate.

For the period May 7, 2020 through October 21, 2020, the Covered Period, the Company incurred the following costs related to and compensated through the PPP proceeds and which are expected to be forgiven in their entirety:

Salaries and wages	$165,767
Group health insurance	32,758
401K match	4,157
Subtotal payroll expenses	202,682
Rent	40,925
Utilities	2,593
Total eligible and forgivable expense under PPP program	$246,200

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 6. Deferred Income (Continued)

As of December 31, 2020, in accordance with methods acceptable under IAS 20, the Company reduced the PPP deferred income liability and offset the expenses listed above by their respective amounts, leaving a balance remaining of $-0- as of that date.

In March 2021, the Company received notification from its bank that the application for forgiveness was approved by the SBA, confirming that the PPP loan has been forgiven in its entirety.

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

The following table summarizes the right-of-use asset and lease liability as of December 31, 2020:

Right-of-use Asset	$446,927

Lease Liability
Current	$41,577
Long-term	430,600
$472,177

Net of the elimination of the remaining balances from the first amendment to the lease and the PPP forgivable amount as listed in Note 6, lease expense for the years ended December 31, 2020 and 2019 was $108,424 and $141,366, respectively.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 7. Leases (Continued)

The following table summarizes the Company’s scheduled future minimum lease payments as of December 31, 2020:

Year Ended December 31:
2021	$78,649
2022	106,985
2023	109,299
2024	111,612
2025	113,925
2026	77,107
Minimum lease payments	597,577
Less: imputed interest	(125,400)
Present value of minimum lease payments	472,177
Less: current maturities of lease liability	41,577
Long-term lease liability	$430,600

As of December 31, 2020 and 2019, the weighted-average remaining lease term for the building lease was 5.7 years and 1.2 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of December 31, 2020 and 2019 was 8%.

Note 8. Commitments and Contingencies

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances. On March 10, 2020, the Company and a licensor amended the terms under a patent cross license agreement dated February 28, 2017, which required the Company to pay an upfront per unit license fee on games (slot machines) placed in service after the agreement date and for a period of five years, and settled on the amount due upon audit conducted by the licensor for the period March 1, 2017 through September 30, 2019. Upon the payment of the $158,250 audit settlement amount, the Company was released from all claims under the agreement. The amendment removed the upfront per unit license fee and replaced it with a quarterly un-recoupable fee of $45,000 payable within fifteen days after the end of each calendar quarter and removed all audit provisions. The amendment terminates after five years from October 1, 2019, or September 30, 2024. The $66,000 difference between the $203,250 combined amount paid by the Company for the audit settlement and the quarterly license fee, and the $269,250 balance in the estimated liability for the license fee, was reversed in March 2020 and is included as a reduction to the operating expenses. On October 13, 2020, the agreement was further amended allowing the Company to defer the payment of the quarterly fees according to the deferred payment schedule as delineated in the agreement, extended the termination of the agreement to December 31, 2024, increased the final four quarterly payments to $50,000 and extended the final four quarterly payments beyond the termination date to 2025. As described in Note 4, license fees under the agreement had originally been added to the cost of slot machines built for sale or lease through May 31, 2020, then subsequently expensed on a straight-line basis over the remaining term. License fees included as operating expenses in the consolidated Statements of Operations for the year ended December 31, 2020 was $96,000.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 9. Stockholders’ Equity

Stock Option Plans: On March 8, 2006, Lightning Poker adopted an equity incentive plan to enable Lightning Poker to offer key employees, consultants and directors equity interests in Lightning Poker, thereby helping to attract, retain and motivate such persons to exercise their best efforts on behalf of Lightning Poker. After the Merger, the options previously granted by Lightning Poker were exchanged for options to buy the Company's stock under the Company's 2007 Equity Incentive Plan (the "2007 Plan") having substantially the same terms. The options were granted at the discretion of the Board of Directors and the maximum aggregate number of shares issuable under the Stock Plan was 2,500,000. The purchase price of each option was determined by the Board of Directors at the time the option was granted, but in no event less than 100% of the fair market value of the common stock at the time of grant. Options previously granted will not be exercisable after 10 years from the grant date and under the terms of the plan, no awards may be granted after October 16, 2017. As of December 31, 2020, the 2007 Plan has expired and there are no options available for exercise.

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

A summary of option transactions in 2020 and 2019 under the 2007 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2018	275,000	$0.37
Options granted	—	—
Options exercised	—	—
Options cancelled	(270,000)	0.34
Options outstanding at December 31, 2019	5,000	$2.00
Options granted	—	—
Options exercised	—	—
Options cancelled	(5,000)	2.00
Options outstanding at December 31, 2020	—	$0.00
Options available for grant under the 2007 Plan at December 31, 2020	—

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 9. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

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

A summary of option transactions in 2020 and 2019 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2018	3,940,000	$0.13
Options granted	100,000	—
Options exercised	—	—
Options cancelled	(115,000)	0.13
Options outstanding at December 31, 2019	3,925,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at December 31, 2020	3,925,000	$0.13
Options available for grant under the 2016 Plan at December 31, 2020	1,775,000

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and is adjusted for estimated forfeitures. The additional compensation expense arising from the modification of the exercise price amounted to $105,767 and is being recognized over the vesting period. Expense relating to the stock option plans was $63,034 and $64,521 for the years ended December 31, 2020, and 2019, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2020:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2007 Plan		-	-	-	-	-	-	-
2016 Plan	3,925,000	6.2	$0.13	-	2,325,000	6.2	$0.13	-

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

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

As of December 31, 2020, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of December 31, 2020, there was approximately $74,530 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 1.2 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

Warrant: On November 27, 2019 in connection with the Loan obtained by the Company, the Company issued to PDS Gaming a Warrant entitling the Lender to purchase up to 7,000,000 shares of (voting) common stock of the Company at an exercise price of $.05 per share, expiring 120 months* after the issue date. The Warrant cannot be exercised until PDS Gaming is licensed in all of the Company’s gaming jurisdictions and cannot be exercised in a cashless exercise within the first six months following issuance.

*The “Expiration Date” was initially defined under the Warrant as 36 months. The Warrant was revoked, amended and reissued on December 27, 2019 and defined the Expiration Date as 119 months from date of issuance of the amended Warrant, which was the original intent between the Company and the Lender.

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Stock price	$0.02	$0.14
Exercise price	$0.05	$0.05
Weighted average volatility	67.7%	44.8%
Expected dividend yield	—	—
Expected term (in years)	8.9	10.0
Weighted average risk-free interest rate	0.9%	1.8%

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 9. Stockholders’ Equity (Continued)

Warrant (Continued)

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

The pandemic COVID-19 has had a significant impact on the operating results of the Company and the stock prices of the comparable public companies, and the CV of the Company reflects that impact at the December 31, 2020 measurement date. Based on the volatility in stock price of the comparable public companies and the significant impact to the Company’s revenues and performance from COVID-19, the CV resulted in a $.02 price per share which was used in the Black Scholes model to determine fair value of the Warrant at December 31, 2020. The fair value assumptions used at December 31, 2019 remained unchanged from those used at the November 27, 2019 issuance date and therefore, the fair value remained at $779,901 at December 31, 2019 and no adjustment to fair value was necessary.

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2018	$—
Fair value of Warrant at issuance	779,901
Balance at December 31, 2019	779,901
Net change in fair value	(695,230)
Balance at December 31, 2020	$84,671

The following table is a summary of the Warrant activity for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2018	—	—
Warrants granted	7,000,000	$0.05
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2019	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2020	7,000,000	$0.05
Warrants exercisable at December 31, 2020	7,000,000

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 9. Stockholders’ Equity (Continued)

Warrant (Continued)

The following table summarizes information with respect to the Warrant outstanding at December 31, 2020:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	8.9	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2019:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	9.9	$0.05	-

Note 10. Revenue

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Year ended December 31,
	2020	2019
Lease, license and service fees:
Flat daily rate lease	$2,067,941	$3,216,089
Participation lease	801,067	1,150,820
Placement and license fees	9,000	28,450
	$2,878,008	$4,395,359

The following table provides a breakdown of the sales of gaming products and parts as included in the consolidated Statements of Operations:

	Year ended December 31,
	2020	2019

Sales of gaming products and parts:
Slot machine sales	$1,027,000	$1,243,300
Parts and ancillary items sales	83,953	1,374,204
	$1,110,953	$2,617,504

The following table provides a breakdown of the lease revenue by product type:

	Year ended December 31,
	2020	2019
Lease, license and service fees by product:
Slot machines	$2,878,008	$4,395,135
Poker Tables	—	224
	$2,878,008	$4,395,359

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 11. Other Income

As a business headquartered in Delaware County (the “County”), Pennsylvania, with less than $9,000,000 in annual revenues and fewer than 100 employees, the Company was eligible to apply to the County’s Economic Oversight Development Board (“EDOB”) for a Business Assistance Grant Program funded by money received under the Federal CARES Act and known as “Delco Strong 2”, for a maximum grant amount of $20,000. Grants under the program were intended to provide economic support in the form of working capital for businesses suffering financial hardships from the coronavirus COVID-19 public health emergency. In July 2020, the Company submitted the application along with the required financial information and certification of losses caused by the COVID-19 pandemic. The County and the EDOB approved the Company’s application and awarded the grant to the Company for the maximum amount of $20,000 in September 2020.

Note 12. Income Taxes

The components of the income tax provision for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
Current tax expense:
Federal	$—	$—
State	—	12,731
	$—	$12,731

Deferred tax benefit (expense):
Federal	$259,000	$(63,000)
State	136,000	(34,000)
Valuation reserve	(395,000)	97,000
	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Deferred tax asset:
Net operating loss carryforward	$4,161,000	$3,678,000
Accounts receivable reserves	2,000	2,000
Property and equipment	(478,000)	(340,000)
Accrued expenses	235,000	188,000
Impairment charge	211,000	211,000
Start-up costs	4,000	7,000
Stock based compensation	115,000	97,000
Inventory reserves	1,000	3,000
Other	(14,000)	(4,000)
	4,237,000	3,842,000
Less valuation allowance	(4,237,000)	(3,842,000)
Net deferred taxes	$—	$—

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 12. Income Taxes (Continued)

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the Statements of Operations is as follows for the years ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
Federal tax (benefit) expense at statutory rate	$(94,000)	$60,000
State tax (benefit) expense net of federal taxes	(35,000)	36,731
Warrant valuation	(200,000)	—
PPP deductible expenses	(71,000)	—
Other	5,000	13,000
Increase (decrease) in valuation allowance	395,000	(97,000)
Income tax expense	$—	$12,731

As of December 31, 2020, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $14,447,000. $12,773,000 of the NOL carryforwards expire at various times through 2038 and $1,674,000 of the NOLs can be carried forward indefinitely. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the current financial statements.

Note 13. Recently Issued Pronouncements

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

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendments in the update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is evaluating the impact, if any, the implementation of the CECL model will have on our financial statements.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

Note 14. Subsequent Events

The SBA reopened the Paycheck Protection Program in January 2021, known as PPP2, which allows certain eligible borrowers that previously received a PPP loan to apply for a second PPP loan. Similar to the original PPP program, PPP2 loans can be used to help fund payroll costs, including benefits, and can also be used to pay for rent, utilities, worker protection costs related to COVID-19, and certain supplier costs and expenses for operations. The Company applied for and received proceeds of $237,030 through the PPP2 program on February 12, 2021.

Due to the continued impact of COVID-19 on the Company’s operations, the Lender executed the Second Amendment to Master Loan Agreement dated March 24, 2021, in which the covenant requirements were waived through December 31, 2021 and were reduced from the original covenant values between December 31, 2021 to June 30, 2022.

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

As of December 31, 2020, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) updated in 2013. Based on such evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Name	Age	Position Held with the Company
Brian Haveson	56	Chairman, CEO, Director
Christopher Strano	48	President of Lightning Gaming, Inc.
Donald Caldwell	74	Director
Frederick Tecce	85	Director

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

Christopher Strano

Mr. Strano was appointed President of the Company in December 2009, and previously served as Chief Marketing Officer from June 2009 to December 2009. Prior to joining Lightning Poker, Mr. Strano was Vice President of Sales and Marketing for AC Coin & Slot from June 2004 to June 2009. Mr. Strano served as Director of Marketing for Franklin Electronic Publishers, Inc. from October 2000 to June 2004. Mr. Strano holds a Master of Business Administration degree from Drexel University's LeBow School of Business and a Bachelor of Science degree in Communications from The College of New Jersey.

Donald Caldwell

Mr. Caldwell has been a director of Lightning Gaming, Inc. (formerly Lightning Poker) since June 2005. He is the founder, Chairman and CEO of Cross Atlantic Capital Partners Inc. ("Cross Atlantic") and has oversight responsibility for its multiple funds.

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including: Quaker Chemical Corporation (NYSE); Simplicity Esports and Gaming Company (OTC), f/k/a I-AM Capital Acquisition Company; RootStock Software; Sagence Consulting; Voxware, Inc.; Haverford Trust Company; StoneRidge Investment Partners, LLC/Beltraith Capital, LLC; the South Australia Venture Capital Fund; the Pennsylvania Academy of the Fine Arts (Chairman Emeritus) and The Andalusia Foundation (Trustee). In addition to his role of director, Mr. Caldwell serves as Chairman of Simplicity Esports and Gaming Company and is the Lead Director at Quaker Chemical Corporation.

Until March 1, 1999, he was President and Chief Operating Officer of Safeguard Scientifics, Inc., where he also previously served as Executive Vice President. Prior to joining Safeguard in 1993, Mr. Caldwell held a number of executive and financial positions, including Chief Administrative Officer of Cambridge Technology Partners, Inc. (Massachusetts), a provider of information technology consulting and software development; Executive Vice President and then President of Atlantic Financial; and as a partner in the national office of Arthur Young & Co., a predecessor to Ernst & Young, LLP. He holds a Bachelor of Science degree from Babson College and a Master of Business Administration from the Graduate School of Business at Harvard University. Mr. Caldwell is a retired New York state Certified Public Accountant.

Mr. Caldwell’s extensive experience in the financial markets, venture capital arena and service on corporate boards provide us with significant, well-respected financial and management leadership in addition to his strong corporate governance background.

Frederick Tecce

Mr. Tecce has been a director since June 2005. Prior to his retirement in 2020, Mr. Tecce had previously been managing director and Of Counsel to Cross Atlantic where he worked closely with Mr. Caldwell on fundraising, as well as overseeing Cross Atlantic's legal issues, including contracts and intellectual property rights. Mr. Tecce was also Of Counsel to the law firm Buchanan, Ingersoll & Rooney PC, retiring in 2020.

Mr. Tecce has served on the board of the Pennsylvania Public School Employees' Retirement System Board, where he was appointed by Governor Tom Ridge in 1995, serving as chairman of the finance committee for five years. Mr. Tecce also served on the board of another publicly-reporting company, InsPro Technologies Corp, until its sale in 2020. In addition, he previously served on the boards of Profectus BioSciences, Inc.and Nterra, Inc.

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2020 and 2019 to Brian Haveson, our and Lightning Poker’s principal executive officer, and Christopher Strano, President of Lightning Gaming (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (2)		Total ($)
Brian Haveson, Chairman and CEO	2020 2019	$269,105 $278,622	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	10,764 11,145	$279,869 $289,767

Christopher Strano, President of Lightning Gaming	2020 2019	$229,511 $253,274	$ $	10,000	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	6,493 9,664	$236,004 $272,938

NOTES:

(1)	Mr. Strano was awarded and paid a $10,000 bonus in 2019 as part of an overall bonus of $44,164 awarded to certain other non-executive employees. There were no bonuses awarded or paid in 2020.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all full-time employees.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (mo/day/year)
Brian Haveson (1)	1,200,000	800,000	-	$0.13	3/8/2027
Christopher Strano (2)	600,000	400,000	-	$0.13	3/8/2027

NOTES:

(1)	At December 31, 2020 Mr. Haveson held options to purchase an aggregate of 2,000,000 shares under the 2016 Plan which vest for 400,000 shares each March until 2022.
(2)	At December 31, 2020, Mr. Strano held options to purchase an aggregate of 1,000,000 shares under the 2016 Plan which vest for 200,000 shares each March until 2022.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table indicates how many shares of our (voting) Common Stock and Nonvoting Common Stock were beneficially owned as of March 30, 2021 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,649,383) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock			Nonvoting Common Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent of Class	Number of Shares Beneficially Owned		Percent of Class
Donald Caldwell (1)	1,021,000	(2)	8.8%	33,300,000		93.5%
Fredrick C. Tecce (1)	611,000	(2) (3)	5.2%	33,300,000		93.5%
Brian Haveson	738,409		6.3%	1,200,000	(4)	3.4%
Christopher Strano	—		0.0%	600,000	(5)	1.7%
All directors and executive officers as a group (4 persons)	2,189,409		18.8%	35,100,000	(7)	98.5%
5% Shareholders:
CI II and related parties (1) (2)	181,000	(6)	1.6%	33,300,000		93.5%
PDS Gaming - Nevada, LLC	7,000,000	(8)	60.1%	—		—

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO and Mr. Tecce is a managing director and former counsel. Consequently, Cross Atlantic, Mr. Caldwell, and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	Includes 181,000 shares owned by CI II.
(3)	Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)	Consists of options to purchase 1,200,000 shares under the 2016 Stock Option Plan.
(5)	Consists of options to purchase 600,000 shares under the 2016 Stock Option Plan.
(6)	The address of CI II and its manager, Cross Atlantic, is PO Box 410, Haverford, PA 19041-0410.
(7)	Includes an aggregate of 1,800,000 shares that can be acquired through the exercise of options.
(8)	Consists of 7,000,000 shares that can be acquired through the exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are reporting the information below based on the following relationships: (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; and (2) Mr. Caldwell is the founder and CEO and Mr. Tecce is a managing director and former counsel to Cross Atlantic.

As of December 31, 2020, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is a Managing Director of Cross Atlantic Capital Partners. Our Nonvoting Common Stock participates with, and is identical to, our common stock except for the lack of voting rights.

For the years ended December 31, 2020 and 2019, the Company had no material related party transactions which were required to be disclosed in accordance with SEC rules.

Item 14. Principal Accountant Fees and Services.

On March 31, 2020, Baker Tilly Virchow Krause, LLP (“Baker Tilly”) notified the Audit Committee of Lightning Gaming, Inc. (the “Company”) that it declined to stand for reelection as the Company’s independent registered public accounting firm effective immediately.

The audit report of Baker Tilly on the consolidated financial statements of the Company and its subsidiaries as of and for the year ended December 31, 2019 did not contain any adverse opinion or disclaimer of opinion, however, the report as of and for the year ended December 31, 2019 was modified as it related to the adoption of the Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases.

During the year ended December 31, 2019 and the subsequent interim period through March 31, 2020, there were no (1) disagreements between the Company and Baker Tilly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference thereto in their reports on the consolidated financial statements for such year or (2) “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). Baker Tilly furnished the Company with a letter addressed to the Securities and Exchange Commission (the “SEC”) agreeing with statements made by us in response to Item 304(a) of Regulation S-K on April 9, 2020.

Our audit committee selected, and our Board of Directors approved, the firm of Assurance Dimensions, Inc. (“ADI”) as our principal accountant and registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2020.

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

The aggregate fees billed to us by Baker Tilly in 2020 and 2019 were $30,000 and $103,498, respectively. All of Baker Tilly’s billings were for audit services, which consisted of the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2019.

The aggregate fees billed to us for the audit of our annual consolidated statements for the year ended December 31, 2020 by ADI in 2020 were $63,000. All of ADI’s billings were for audit services, which consisted of the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2020

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
3.3*	Certificate of Amendment to Articles of Incorporation (See Exhibit 3.1 to Form 8-K filed on July 27, 2015)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.7*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.8*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.9*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.10*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.11*	Debt Conversion Agreement between the Company and CI II dated August 6, 2015 (see Exhibit 10.1 to Form 8-K filed August 6, 2015)
10.12*	Amended and Restated Voting Agreement between the Company and the Stock Holders dated August 6, 2015 (see Exhibit 10.2 to Form 8-K filed August 6, 2015)
10.13*	Cancellation of Amended and Restated Voting Agreement between the Company and the Stock Holders dated September 28, 2015 (see Exhibit 10.1 for Form 8-K filed September 28, 2015)

10.14*	Changes in Registrant’s Certifying Accountant, Dismissal of Previous Independent Registered Public Accounting Firm dated November 16, 2015 and Engagement of New Independent Registered Public Accounting Firm dated November 17, 2015 (see Exhibit 16.1 for form 8-K/A as amended filed November 23, 2015)
10.15*(A)	2016 Stock Option Plan of the Company (see Exhibit A to Schedule 14C filed August 9, 2016)
10.16*	Master Loan Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.1 to Form 8-K filed July 18, 2018)
10.17*	Security Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.2 to Form 8-K filed July 18, 2018)
10.18*	Promissory Note issued by the Company to PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.3 to Form 8-K filed July 18, 2018)
10.19*	Master Loan Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.1 to Form 8-K filed December 3, 2019)
10.20*	Security Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.2 to Form 8-K filed December 3, 2019)
10.21*	Promissory Note issued by the Company to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.3 to Form 8-K filed December 3, 2019)
10.22*	Lightning Gaming, Inc. Warrant to Purchase Voting Common Stock (7,000,000 shares) issued to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.4 to Form 8-K filed December 3, 2019)
10.23*	Changes in Registrant’s Certifying Accountant, Declination to stand for reelection of Previous Independent Registered Public Accounting Firm dated March 30, 2020 and Engagement of New Independent Registered Public Accounting Firm dated April 8, 2020 (see Exhibit 16.1 for form 8-K filed April 9, 2020)
21.1	List of subsidiaries
23.1	Consent of Assurance Dimensions, Inc.
23.2	Consent of Baker Tilly US, LLP
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
(A)	Management contract or compensatory plan or arrangement.

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

Lightning Gaming, Inc.

By:/s/Brian Haveson

Brian Haveson, President and Chief Executive Officer

Dated: March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Haveson	Chief Executive Officer, Director	March 30, 2021
Brian Haveson	(Principal Executive Officer)

/s/Brian Haveson	Chief Financial Officer	March 30, 2021
Brian Haveson	(Principal Financial and Accounting Officer)

/s/Donald Caldwell	Director	March 30, 2021
Donald Caldwell

/s/Frederick C. Tecce	Director	March 30, 2021
Fredrick C. Tecce

Schedule II- Valuation and Qualifying Accounts

	Years ended December 31, 2020 and 2019
	Balance at Beginning of period	Additions/ Charges to Costs and Expenses	Deductions / Writeoffs	Balance at End of Period
Year ended December 31, 2019
Allowance for deferred taxes	$3,939,000	$—	(97,000)	$3,842,000
Allowance for doubtful accounts	$6,593	$—	$—	$6,593

Year ended December 31, 2020
Allowance for deferred taxes	$3,842,000	$—	$395,000	$4,237,000
Allowance for doubtful accounts	$6,593	$—	$—	$6,593

