Form 10-Q
period 2021-03-31
Lightning Gaming, Inc.
filed 2021-05-14
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of May 14, 2021; 33,300,000 shares of Nonvoting Common Stock as of May 14, 2021; and -0- shares of Series A Nonvoting Capital Stock as of May 14, 2021

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020;
4	Notes to Unaudited Consolidated Financial Statements.

Item 1. Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,831,704	$1,857,901
Accounts receivable, net	440,725	421,448
Inventory	705,242	1,148,549
Prepaid expenses	217,492	211,339
Deposits with vendors	3,341	3,704
Total Current Assets	3,198,504	3,642,941

Property and Equipment, net	4,019,942	3,768,322

Right-of-use asset - building	431,184	446,927
Other assets	8,193	8,193
License fees, net of accumulated amortization	1,839	2,672

Total Assets	$7,659,662	$7,869,055

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$95,051	$289,724
Accrued expenses	177,616	172,687
Accrued interest	190	—
Current portion of lease liability	69,193	41,577
Current portion of auto loan	14,066	—
Current portion of notes payable, net	612,659	591,118
Total Current Liabilities	968,775	1,095,106

Long-Term Debt and Other Liabilities
Long-term notes payable, net	4,476,476	4,640,383
Long-term portion of auto loan	63,218	—
Warrant liability	105,879	84,671
Long-term lease liability	412,490	430,600
Total Long-Term Debt and Other Liabilities	5,058,063	5,115,654

Total Liabilities	6,026,838	6,250,760

Commitments (Note 9)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,611,114	30,595,461
Accumulated deficit	(28,995,696)	(28,994,572)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	1,632,824	1,618,295

Total Liabilities and Stockholders’ Equity	$7,659,662	$7,869,055

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	March 31, 2021	March 31, 2020
Revenues
Lease and license fees	$986,822	$1,090,477
Sales of gaming products and parts	33,535	136,862
Total revenues	1,020,357	1,227,339
Costs of Revenue
Cost of products sold	3,699	85,007
Depreciation	265,641	251,191
License fees	12,220	—
Costs of revenue	281,560	336,198

Gross Profit	$738,797	$891,141

Operating expenses
Operating expenses	140,613	34,766
Research and development	55,595	112,847
Selling, general and administrative expenses	325,261	528,094
Depreciation and amortization	7,210	3,400
Total operating expenses	528,679	679,107

Operating income	$210,118	$212,034

Non-operating income (expense)
Interest expense	(188,134)	(233,486)
Interest income	194	—
Gain (loss) on change in fair value of warrant liability	(21,208)	425,475
Total non-operating income (expense)	(209,148)	191,989
Net income before income taxes	970	404,023
Income tax expense	2,094	—
Net (loss) income	$(1,124)	$404,023
Net (loss) income per common share - basic	$(0.00)	$0.01
Net (loss) income per common share - diluted	$(0.00)	$0.01
Weighted average Common shares outstanding – basic	4,649,383	4,649,383
Weighted average Common shares outstanding - diluted	4,649,383	11,654,383
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	33,300,000	37,225,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2021 and 2020

(Unaudited)

	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net (loss) income	$(1,124)	$404,023
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	272,851	254,591
Stock based compensation	15,653	15,855
Amortization of debt discount and deferred debt commitment fee	13,015	48,666
Loss (gain) on change in fair value of warrant liability	21,208	(425,475)
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(19,277)	280,821
Decrease (increase) in inventory	443,307	(374,850)
(Increase) decrease in prepaid expenses	(6,153)	10,262
Decrease in deposits with vendors	362	1,529
Decrease (increase) in right-of-use asset and lease liability	25,249	(3,777)
Decrease in accounts payable	(194,673)	(367,435)
Increase (decrease) in accrued expenses	4,929	(337,424)
Increase in accrued interest	190	—
Net Cash Provided by (Used in) Operating Activities	575,537	(493,214)

Cash Flows from Investing Activities
Purchase of equipment	(523,636)	(212,487)
Purchase of licenses	—	(45,000)

Net Cash Used in Investing Activities	(523,636)	(257,487)

Cash Flows from Financing Activities
Proceeds from notes payable, net of loan fee	—	990,000
Proceeds from auto loan	78,248	—
Repayment of notes payable	(155,381)	(126,646)
Payments on auto loan	(965)	—

Net Cash Provided by (Used in) Financing Activities	(78,098)	863,354

Net Increase (Decrease) in Cash	(26,197)	112,653

Cash - Beginning of period	1,857,901	1,598,749

Cash - End of period	$1,831,704	$1,711,402

See Notes to Unaudited Consolidated Financial Statements

6

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2021 and 2020 (Continued)

(Unaudited)

	March 31, 2021	March 31, 2020
Supplemental Disclosure of Non-Cash Financing Activities:
Transfers among inventory, equipment and licenses, net	$—	$30,000

Supplemental Information:
Cash paid for:
Interest	$174,929	$184,820
Income taxes	$655	$3,905
Operating building lease	$—	$26,523

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2021

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

Basis of Presentation

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2021 (“Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2020 was derived from the Company’s consolidated audited financial statements. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company recognized a net loss for the three months ended March 31, 2021, it generated approximately $576,000 in cash from operations for the three months ended March 31, 2021 and has maintained and sustained a working capital surplus. Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), the Company’s operations, as well as our customers’, are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. The ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the continued duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

On February 12, 2021, we received $237,030 in funding under the second round of the federal loan program known as the Paycheck Protection Program (“PPP2”) through the Small Business Association (“SBA”) which has helped to lessen the impact of COVID-19 for the expenses covered under the program.

In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has had on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Although we realized a net loss for the three months ended March 31, 2021 due to the COVID-19, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,435,867 as of March 31, 2021 and $1,434,119 as of December 31, 2020.

Accounts Receivable and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results, financial position, or other material events impacting its business, a specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company maintained a reserve of $6,593 as of March 31, 2021 and December 31, 2020. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms, customer payment history, and current creditworthiness. The Company does not charge interest on its past due receivables. During each of the three months ended March 31, 2021 and 2020, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value. Inventory is routinely evaluated to identify damaged, obsolete, and unusable inventory and for physical inventory differences. A reserve of approximately 5% to 10% of the parts balance is maintained to account for obsolescence and physical inventory differences and impaired inventory is written off when necessary. The Company maintained a reserve of $4,334 and $3,460 as of March 31, 2021 and December 31, 2020, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

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

The fair value of and the methodology used by the Company for the warrant liability is discussed in Note 10.

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	March 31, 2021	March 31, 2020
Stock options	3,875,000	3,930,000
Warrant	7,000,000	7,000,000
	10,875,000	10,930,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Reclassification

Depreciation expense related to the gaming equipment under lease reported under Operating expenses in the prior year’s consolidated Statements of Operations has been reclassified to conform to the current year’s presentation. This reclassification had no effect on the reported results of operations.

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

In December 2019, the FASB issued an update within the scope of Topic 740, Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles within the Topic and improves consistent application of and simplifies generally accepted accounting principles (“GAAP”) for other areas by clarifying and amending existing guidance. The amendments in this update became effective during this interim period for the fiscal year beginning after December 15, 2020 and did not have a material impact on our consolidated financial statements.

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2021	December 31, 2020
Finished products	$562,576	$983,866
Raw materials and work in process	142,666	164,683
Inventory	$705,242	$1,148,549

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2021	December 31, 2020
Equipment, principally gaming equipment under lease	$6,341,791	$5,928,277
Delivery truck	78,247	28,140
Office equipment, furniture and fixtures	90,206	90,206
Leasehold improvements	91,794	91,794
Property and equipment	6,602,038	6,138,417
Less accumulated depreciation and amortization	(2,582,096)	(2,370,095)
Property and equipment, net	$4,019,942	$3,768,322

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $6,377 and $2,567 for the three months ended March 31, 2021 and 2020, respectively.

Note 4.  License Fees

License fees consist of the following:

	March 31, 2021	December 31, 2020
Purchased licenses	$347,160	$347,160
Less accumulated amortization	(345,321)	(344,488)
License fees, net	$1,839	$2,672

The cost of licenses for gaming machine patents and technology is expensed as license fees on a straight-line basis over the term of the license period.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated Statements of Operations relating to the source code licenses was $833 for the three months ended March 31, 2021 and 2020, respectively.

Estimated future amortization and expense related to recorded source code license fees is $1,389 for the year ending December 31, 2021.

Note 5.  Notes Payable

On November 27, 2019 (the “Closing Date”), the Company entered into a Master Loan Agreement (the “Loan”) with PDS Gaming – Nevada, LLC (“PDS Gaming” or the “Lender”) to make a series of advances under the Loan in the principal amount of up to $7,000,000 in order to (i) re-finance existing outstanding indebtedness of the Company which totaled $3,765,792, (ii) finance the Company’s purchase or manufacturing of equipment and (iii) to be used for general working capital. The Loan is evidenced by Promissory Notes (each a “Note” and collectively the “Notes”) executed by the Company payable to the order of the Lender, and is secured by a Security Agreement dated of even date with the Loan, between the Company and the Lender granting a security interest to the Lender in all of the Company’s right, title and interest in and to personal property, tangible and intangible, wherever located or situated and whether now owned or acquired or created. The Loan is advanced, in parts, pursuant to the Loan and in the amounts of each Note during the advance period which ran until November 30, 2020.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 5. Notes Payable (Continued)

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

The initial advance dated November 27, 2019 is evidenced by a Note in the principal amount of $5,000,000 (“Advance 9”). Monthly payments of $91,616 on Advance 9 commenced on January 1, 2020 and will mature on December 1, 2024. On January 29, 2020, the Company closed on Advance 10 under the Loan with PDS Gaming which is evidenced by a Note in the principal amount of $1,000,000. Monthly payments of $18,309 commenced on March 1, 2020, and the Note matures on February 1, 2025.

As inducement to the Lender to make the Loan, the Company issued to the Lender a warrant (“Warrant”) entitling the Lender to purchase up to 7,000,000 shares of common stock of the Company which was equal to 15.6% of the outstanding common stock on the Closing Date. The Warrant is detachable with an exercise price of $0.05 per share and expires ten years from the Closing Date. The Warrant cannot be exercised until PDS Gaming is fully licensed in all of the Company’s gaming jurisdictions. The Company calculated the fair value of the Warrant to be $779,901 at the time of issuance using the Black-Scholes pricing model, and under ASC 480, recorded the Warrant as a liability. See Note 10 for further details regarding the Warrant.

On the Closing Date, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the end of the advance period which expired on November 30, 2020. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $76,530 and $82,063 as of March 31, 2021 and December 31, 2020, respectively.

Debt discount of $137,509 was calculated as the cost associated with the debt in proportion to the total cost of the debt that was refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $96,402 and $103,874 as of March 31, 2021 and December 31, 2020, respectively.

The Loan is subject to covenant clauses whereby the Company is required to meet certain key financial ratios. Due to the material effect that COVID-19 has had on the Company’s revenues, the Lender amended the Loan in September 2020, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending June 30, 2021. Due to the continued impact of COVID-19 on the Company’s operations, the Lender executed a second amendment to the Loan in March 2021, which waives compliance with the financial ratio covenants and further extends and resets compliance with the covenants commencing with the quarter ending December 31, 2021.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 5. Notes Payable (Continued)

As of March 31, 2021 and December 31, 2020, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	March 31, 2021	December 31, 2020

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$4,274,927	$4,397,410
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	814,208	834,091

Total Notes Payable						5,089,135	5,231,501
Less: amounts classified as current						(612,659)	(591,118)
Long-Term Notes Payable						$4,476,476	$4,640,383

The following table lists the future principal payments due on the Notes as of March 31, 2021:

Year Ending December 31,	Amount
Remaining 2021	$448,752
2022	683,484
2023	790,371
2024	2,768,025
2025	398,503
$5,089,135

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations related to the Notes payable for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020

Interest on Notes payable	$174,394	$184,820
Amortization of deferred debt commitment fee	—	37,138
Amortization of debt discount	13,015	11,528
	$187,409	$233,486

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. The principal balance of the loan on March 31, 2021 was $77,284, and interest expense in the consolidated Statements of Operations related to the auto loan for the three months ended March 31, 2021 was $725.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 6. Auto Loan (Continued)

The following table lists the future principal payments due to FC on the auto loan as of March 31, 2021:

Year Ending December 31,	Amount
Remaining 2021	$10,464
2022	14,664
2023	15,499
2024	16,375
2025	17,311
2026	2,971
$77,284

Note 7. Deferred Income

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

In December 2020, the Consolidated Appropriations Act was passed providing additional COVID-19 relief to small businesses by providing a second round of PPP loans, referred to as PPP2, including a second PPP loan for small businesses facing significant revenue declines in any 2020 quarter compared to the same quarter in 2019. In addition, borrowers can select any Covered Period between 8 and 24 weeks.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 7. Deferred Income (Continued)

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

The Company applied for and received proceeds of $237,030 through the PPP2 program on February 12, 2021 and has elected a 24-week Covered Period. The Company determined both through internal calculations and those provided by the AICPA’s forgiveness model, that all criteria for forgiveness based on both the CARES Act and the Act have been met as of March 31, 2021 and that the PPP loan will be 100% forgiven. In analogizing to IAS 20, the Company considers the PPP2 loan a grant that is expected to be forgiven and as such, recorded the proceeds as a deferred income liability when received and recognized the PPP2 grant as a reduction of the related expenses to which the loan was intended to compensate.

For the period February 12, 2021 through March 31, 2021, the Company incurred the following costs related to and compensated through the PPP2 proceeds and which are expected to be forgiven in their entirety:

Salaries and wages	$228,541
401K match	7,295
Payroll taxes	1,194
Total eligible and forgivable expense under PPP2 program	$237,030

As of March 31, 2021, in accordance with methods acceptable under IAS 20, the Company reduced the PPP2 deferred income liability and offset the expenses listed above by their respective amounts, leaving a balance remaining of $-0- as of that date.

Note 8. Leases

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 8. Leases (Continued)

The following table summarizes the right-of-use asset and lease liability as of March 31, 2021:

Right-of-use Asset	$431,184

Lease Liability
Current	$69,193
Long-term	412,490
$481,683

Lease expense for the three months ended March 31, 2021 and 2020 was $40,654 and $37,148, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of March 31, 2021:

Year Ended December 31:
Remaining 2021	$78,649
2022	106,985
2023	109,299
2024	111,612
2025	113,925
2026	77,107
Minimum lease payments	597,577
Less: imputed interest	(115,894)
Present value of minimum lease payments	481,683
Less: current maturities of lease liability	(69,193)
Long-term lease liability	$412,490

Note 9. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances. On March 10, 2020, the Company and a licensor amended the terms under a patent cross license agreement dated February 28, 2017, which required the Company to pay an upfront per unit license fee on games (slot machines) placed in service after the agreement date and for a period of five years and settled on the amount due upon audit conducted by the licensor for the period March 1, 2017 through September 30, 2019. Upon the payment of the $158,250 audit settlement amount, the Company was released from all claims under the agreement. The amendment removed the upfront per unit license fee and replaced it with a quarterly un-recoupable fee of $45,000 payable within fifteen days after the end of each calendar quarter and removed all audit provisions. The amendment terminates after five years from October 1, 2019, or September 30, 2024. The $66,000 difference between the $203,250 combined amount paid by the Company for the audit settlement and the quarterly license fee, and the $269,250 balance in the estimated liability for the license fee, was reversed in March 2020 and is included as a reduction to the operating expenses in the consolidated Statements of

\

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 9. Commitments (Continued)

Operations for the three months ended March 31, 2020. On October 13, 2020, the agreement was further amended allowing the Company to defer the payment of the quarterly fees according to the deferred payment schedule as delineated in the agreement, extended the termination of the agreement to December 31, 2024, increased the final four quarterly payments to $50,000 and extended the final four quarterly payments beyond the termination date to 2025.

License fees included as operating expenses in the consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 were $45,000 and ($66,000), respectively.

Note 10. Stockholders’ Equity

Stock Option Plan: In order to provide an incentive to designated employees, officers, directors, consultants, independent contractors and other service providers who perform services contributing to the growth of the Company, and by aligning the interests of participants with the interests of stockholders, the Board declared it advisable and in the Company’s best interest and on May 25, 2016, approved the 2016 Stock Option Plan (the “2016 Plan”). The 2016 Plan permits the granting of nonqualified stock options. The shares underlying the options will be shares of the Company’s nonvoting common stock, par value $0.001 per share, and the total aggregate number of shares that may be issued under the 2016 Plan is 5,700,000 shares. The purchase price of each option will be determined by the Board at the time the option is granted, but in no event will be less than 100% of the fair market value of the common stock at the time of grant. Options granted will not be exercisable after 10 years from the grant date.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 10.  Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

A summary of option transactions in 2021 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	3,925,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	(50,000)	0.13
Options outstanding at March 31, 2021	3,875,000	$0.13
Options available for grant under the 2016 Plan at March 31, 2021	1,825,000

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Compensation expense related to stock options for the three months ended March 31, 2021 and 2020 was $15,653 and $15,855, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2021:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	3,875,000	5.9	$0.13	-	3,090,000	5.9	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2020:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	3,925,000	6.2	$0.13	-	2,325,000	6.2	$0.13	-

As of March 31, 2021, there was approximately $58,462 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 0.9 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 10.  Stockholders’ Equity (Continued)

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Stock price	$0.03	$0.02
Exercise price	$0.05	$0.05
Weighted average volatility	68.7%	67.7%
Expected dividend yield	—	—
Expected term (in years)	8.7	8.9
Weighted average risk free interest rate	1.7%	0.9%

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

The pandemic COVID-19 has had a significant impact on the operating results of the Company and the stock prices of the comparable public companies, and the CV of the Company reflects that impact at the March 31, 2021 and December 31, 2020 measurement dates. Based on the volatility in stock price of the comparable public companies and the significant impact to the Company’s revenues and performance from COVID-19, the CV resulted in a $0.03 and $0.02 price per share which was used in the Black Scholes model to determine fair value of the Warrant at March 31, 2021 and December 31, 2020, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 10.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2020	$84,671
Net change in fair value	21,208
Balance at March 31, 2021	$105,879

The following table is a summary of the Warrant activity for the three months ended March 31, 2021:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2020	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at March 31, 2021	7,000,000	$0.05
Warrants exercisable at March 31, 2021	7,000,000

The following table summarizes information with respect to the Warrant outstanding at March 31, 2021:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	8.7	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2020:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	8.9	$0.05	-

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 10.  Stockholders’ Equity (Continued)

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated Statements of Operations:

	March 31, 2021	March 31, 2020
Common Stock	7,000,000	7,005,000
Nonvoting Common Stock	3,875,000	3,925,000

The following table presents a basic and diluted net (loss) income per share for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020

Net (loss) income	$(1,124)	$404,023

Basic weighted average Common shares outstanding	4,649,383	4,649,383
Weighted average effect of dilutive securities:
Stock options	—	5,000
Warrant	—	7,000,000
Diluted weighted average Common shares outstanding	4,649,383	11,654,383

Basic weighted average Nonvoting Common shares outstanding	33,300,000	33,300,000
Weighted average effect of dilutive securities:
Stock options	—	3,925,000
Diluted weighted average Nonvoting Common shares outstanding	33,300,000	37,225,000

Net (loss) income per share:
Basic	$(0.00)	$0.01
Diluted	$(0.00)	$0.01

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2021:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,595,461	$(28,994,572)	266,902	$(20,811)	$1,618,295
Net loss	—	—	—	—	—	(1,124)	—	—	(1,124)
Stock based compensation	—	—	—	—	15,653	—	—	—	15,653
Balances at March 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,611,114	$(28,995,696)	266,902	$(20,811)	$1,632,824

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 10.  Stockholders’ Equity (Continued)

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2020:

	Common Stock		Nonvoting Common Stock		Additional Paid In Capital	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2019	4,916,285	$4,917	33,300,000	$33,300	$30,532,427	$(28,548,833)	266,902	$(20,811)	$2,001,000
Net income	—	—	—	—	—	404,023	—	—	404,023
Stock based compensation	—	—	—	—	15,855	—	—	—	15,855
Balances at March 31, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,548,282	$(28,144,810)	266,902	$(20,811)	$2,420,878

Note 11.  Revenue

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 11.  Revenue (Continued)

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of March 31, 2021 and December 31, 2020, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of March 31, 2021 or December 31, 2020, respectively.

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Lease and license fees:
Flat daily rate lease	$716,219	$842,637
Participation lease	257,873	247,840
License fees	12,730	—
	$986,822	$1,090,477

Sales of gaming products and parts:
Slot machine sales	$17,000	$90,000
Parts and ancillary items sales	16,535	46,862
	$33,535	$136,862

Note 12.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2021, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $14,661,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax expense represents the amount of estimated minimum state taxes payable.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2021

Note 13. Concentration of Risk – Major Customers

The Company generated approximately 22% and 20% of its revenue from its top three customers for each of the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, accounts receivable from three casino customers represented 22% of total accounts receivable. At December 31, 2020, accounts receivable from four casino customers represented 32% of total accounts receivable. One customer represented 11% of the accounts receivable balance as of March 31, 2021 and one customer represented 14% of the accounts receivable balance as of December 31, 2020.

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

The most significant factors affecting our suppliers, customers and employees, and causing disruptions in current and future plans for operations and expansion, revolve around the impact of COVID-19. Due to the ongoing effects of the outbreak of COVID-19, the Company’s operations, as well as our customers’, are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. Although a majority of our customers were reopened as of March 31, 2021, only 82% of our slot machines installed at our customers’ locations were generating revenues and the remaining 18% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 18 state jurisdictions. As of March 31, 2021, we had 319 video slot machines out on lease or revenue share placed in 53 different casinos and 72 of our slot machines remain at casino facilities however they are off the floor or taped off to maintain social distancing requirements. We realized a net loss of $1,124 and generated $575,537 in cash from operations in the three months ended March 31, 2021.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2021 were $1,020,000 compared to $1,227,000 for the comparable prior year period, a decrease of $207,000. Lease and license fees decreased by a net of $103,000 to $987,000 for the three months ended March 31, 2021 as compared to $1,090,000 for the three months ended March 31, 2020. This decrease was directly attributable to the closure of and restrictions on our customers’ facilities due to the outbreak of COVID-19 as well as the decrease in slot machine unit and parts sales. A majority of our customers reopened their facilities, and they continue to reopen, however there continues to be restrictions on the number of slot machines available for play on the casino floor due to safety and social distancing requirements. Due to the pressure placed on our customers to reduce operating expenses to combat the effects of COVID-19, the average daily rate on our leased slot machines has decreased as well.

Sales of slot machines and related parts decreased by $104,000 to $33,000 for the three months ended March 31, 2021 as compared to $137,000 for the three months ended March 31, 2020. The Company had miscellaneous parts sales of $16,000 and sold 14 slot machine units that were previously leased for $17,000 during the quarter ending March 31, 2021. Miscellaneous parts sales were $47,000 and slot machine unit sales were $90,000 during the quarter ending March 31, 2020.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended March 31, 2020 were $85,000 as compared to $4,000 for the three months ended March 31, 2021, a decrease of $81,000 as a result of the unit sales that occurred during the quarter ended March 31, 2020.

Depreciation on slot machine units out on lease increased by $15,000 to $266,000 for the three months ended March 31, 2021 from $251,000 for the three months ended March 31, 2020. This increase was the result of the increase in fixed assets built and placed in service during the latter part of 2020 and the first quarter of 2021.

License fee costs increased $12,000 during the three months ended March 31, 2021, the direct result of license fees billed during the quarter.

Operating Expenses

Operating expenses increased a net of $106,000 to $141,000 for the three months ended March 31, 2021, from $35,000 for the three months ended March 31, 2020. This increase was the result of the patent cross license fee of $45,000 incurred during the quarter ended March 31, 2021, the reversal of $66,000 in license fees from the settlement and amendment of the patent cross license agreement that occurred in March 2020, and $29,000 rent expense adjustments on the building lease. These increases were offset by the decrease in payroll and related costs due to the reduction in operational personnel and the application of the PPP2 loan proceeds received during the quarter ended March 31, 2021.

Research and Development Expenses

Research and development expenses decreased by $57,000 to $56,000 for the three months ended March 31, 2021, from $113,000 for the three months ended March 31, 2020. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This decrease is attributable to the decrease in payroll and benefit costs associated with the application of PPP2 proceeds received during the quarter ended March 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $325,000 for the three months ended March 31, 2021 versus $528,000 for the three months ended March 31, 2020, a decrease of $203,000. This decrease is the result of the application of PPP2 proceeds against payroll costs during the quarter ended March 31, 2021. In addition, travel, meals, and entertainment were significantly reduced during the quarter ended March 31, 2021 due to sustained casino and travel restrictions because of COVID-19.

Depreciation and Amortization

Depreciation and amortization increased by $4,000 to $7,000 for the three months ended March 31, 2021 from $3,000 for the three months ended March 31, 2020. This increase is due to the depreciation on the delivery truck purchased and placed in service in January 2021.

Interest Expense

Interest expense decreased $45,000 for the three months ended March 31, 2021, from $233,000 for the three months ended March 31, 2020, to $188,000 due to the paydown of principal on the notes payable and the elimination of the deferred debt commitment fee that was fully amortized by November 2020.

Gain (Loss) on Change in Fair Value of Warrant Liability

The loss on change in fair value of the warrant liability of $21,000 was mainly due to the increase in the estimated fair market value of our common stock, a result of the improvement in performance during the quarter.

Liquidity and Capital Resources

We realized a net loss of $1,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2021 and 2020 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by (used in) operating activities	$576,000	$(493,000)	$1,069,000
Net cash used in investing activities	(524,000)	(258,000)	(266,000)
Net cash (used in) provided by financing activities	(78,000)	863,000	(941,000)
Net (decrease) increase in cash	(26,000)	112,000	$(138,000)
Cash, beginning of year	1,858,000	1,599,000
Cash, end of period	$1,832,000	$1,711,000

For the three months ended March 31, 2021, operating cash realized a positive swing, increasing $1,069,000 from cash used in operations of $493,000 for the three months ended March 31, 2020 to $576,000 in cash provided by operations. The increase in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities increased by $266,000, from $258,000 used in investing activities for the three months ended March 31, 2020 to $524,000 used in investing activities for the three months ended March 31, 2021. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the period, as well as the purchase of the delivery truck in January 2021.

Net cash provided by financing activities was $990,000 for the three months ended March 31, 2020, the result of the note payable advance taken in January 2020 versus $78,000 for the auto loan taken during the three months ended March 31, 2021, a decrease of $912,000. The decrease in note payable advances and the auto loan, coupled with the increase in principal payments on the notes of $29,000, resulted in the net decrease in cash provided by financing activities of $941,000.

Operations and Liquidity Management

For the three months ended March 31, 2021, we sustained a net loss of $1,000 however we generated $576,000 in cash from operating activities and maintained and sustained a working capital surplus.

Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), the Company’s operations, as well as our customers’, are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. Although a majority of our customers were reopened as of March 31, 2021, only 82% of our slot machines installed at our customers’ locations were generating revenues and the remaining 18% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

The situation surrounding COVID-19 is fluid and the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, the development of new slot machine themes and new cabinets that are appealing to our customers and their patrons, and the effects of COVID-19 on us, our customers, and suppliers.

Prior to the outbreak of COVID-19, our operating cash requirements were approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses, approximately $500,000 for the purchase of the hardware components for our products, and $110,000 for debt service. The full effects of COVID-19 on our revenues cannot be projected at this time, however, we have employed aggressive expense management measures and received funding through participation in the federal PPP program that has enabled us to mitigate the adverse impact COVID-19 has had on our performance.

As of March 31, 2021, our cash balance was $1,832,000 and our current gross cash requirements are approximately $240,000 to $260,000 per month, principally for salaries, professional services, licenses, and office expenses and $110,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2021:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$481,683	$69,193	$163,492	$201,755	$47,243
Patent cross license fees (2)	740,000	45,000	360,000	335,000	—
Auto loan (3)	77,284	14,066	30,572	32,646	—
Debt obligations (4)	5,089,135	612,659	1,526,364	2,950,112	—
Total	$6,388,102	$740,918	$2,080,428	$3,519,513	$47,243

(1)	Represents operating lease agreement for office and warehouse facility.

(2)	Represents amounts due per license agreement.

(3)	Represents principal payments on auto loan.

(4)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company sustained a net loss for the three months ended March 31, 2021 however it generated cash from operations and has maintained and sustained a working capital surplus. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company’s performance has been significantly impacted. Although a majority of our customers were reopened as of March 31, 2021, only 82% of our slot machines installed at our customers’ locations were generating revenues and the remaining 18% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. As the situation surrounding COVID-19 is fluid, the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

The Company is subject to covenant clauses in its Loan Agreement with the Lender whereby it is required to meet certain key financial ratios. Due to the material effect that COVID-19 has on the Company’s revenues, the Lender amended the Loan in September 2020 and again in March 2021, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending December 31, 2021.

We received funding under the federal PPP2 loan that helped to lessen the impact of COVID-19 by covering costs incurred during the covered period for payroll and payroll related expenses. In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for twelve months from the date of this report.

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

As of March 31, 2021, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

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

Date: May 14, 2021	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

