Form 10-Q
period 2021-09-30
Lightning Gaming, Inc.
filed 2021-11-08
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of November 8, 2021; 33,300,000 shares of Nonvoting Common Stock as of November 8, 2021; and -0- shares of Series A Nonvoting Capital Stock as of November 8, 2021

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2021 and 2020;
3	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020;
4	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020;
5	Notes to Unaudited Consolidated Financial Statements.

Item 1.  Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,692,977	$1,857,901
Accounts receivable, net	596,310	421,448
Inventory	369,348	1,148,549
Prepaid expenses	203,674	211,339
Deposits with vendors	275,336	3,704
Total Current Assets	3,137,645	3,642,941

Property and Equipment, net	3,687,962	3,768,322

Right-of-use asset - building	399,401	446,927
Other assets	8,193	8,193
License fees, net of accumulated amortization	450	2,672

Total Assets	$7,233,651	$7,869,055

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$219,339	$289,724
Accrued expenses	273,166	172,687
Accrued interest	191	—
Current portion of lease liability	73,184	41,577
Current portion of auto loan	14,451	—
Current portion of notes payable, net	658,918	591,118
Total Current Liabilities	1,239,249	1,095,106

Long-Term Debt and Other Liabilities
Long-term notes payable, net	4,135,884	4,640,383
Long-term portion of auto loan	55,910	—
Warrant liability	640,651	84,671
Long-term lease liability	375,169	430,600
Total Long-Term Debt and Other Liabilities	5,207,614	5,115,654

Total Liabilities	6,446,863	6,250,760

Commitments (Note 9)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,636,097	30,595,461
Accumulated deficit	(29,866,715)	(28,994,572)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	786,788	1,618,295

Total Liabilities and Stockholders’ Equity	$7,233,651	$7,869,055

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2021 and 2020

(Unaudited)

	September 30, 2021	September 30, 2020
Revenues
Lease and license fees	$1,010,099	$715,035
Sales of gaming products and parts	220,010	21,529
Total revenues	1,230,109	736,564
Costs of Revenue
Cost of products sold	146,848	3,274
License fees	8,640	8,640
Depreciation	295,540	258,983
Costs of revenue	451,028	270,897

Gross Profit	$779,081	$465,667

Operating expenses
Operating expenses	115,032	199,143
Research and development	123,811	104,986
Selling, general and administrative expenses	543,436	439,354
Depreciation and amortization	9,210	3,440
Total operating expenses	791,489	746,923

Operating (loss)	$(12,408)	$(281,256)

Non-operating income (expense)
Interest expense	(181,966)	(229,265)
Interest income	—	1,141
Other income	—	20,000
Gain (loss) on change in fair value of warrant liability	(228,984)	245,708
Total non-operating income (expense)	(410,950)	37,584
Net (loss) before income taxes	(423,358)	(243,672)
Income tax expense	(375)	—
Net (loss)	$(423,733)	$(243,672)
Net (loss) per common share - basic	$(0.01)	$(0.01)
Net (loss) per common share - diluted	$(0.01)	$(0.01)
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic and diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	September 30, 2021	September 30, 2020
Revenues
Lease and license fees	$2,996,519	$1,999,084
Sales of gaming products and parts	429,480	536,501
Total revenues	3,425,999	2,535,585
Costs of Revenue
Cost of products sold	226,903	388,384
Depreciation	849,726	765,332
License fees	20,860	8,640
Costs of revenue	1,097,489	1,162,356

Gross Profit	$2,328,510	$1,373,229

Operating expenses
Operating expenses	386,783	250,761
Research and development	289,017	271,974
Selling, general and administrative expenses	1,385,109	1,228,220
Depreciation and amortization	25,684	10,289
Total operating expenses	2,086,593	1,761,244

Operating income (loss)	$241,917	$(388,015)

Non-operating income (expense)
Interest expense	(555,430)	(694,392)
Interest income	194	3,297
Other income	—	20,000
Gain (loss) on change in fair value of warrant liability	(555,980)	730,942
Total non-operating income (expense)	(1,111,216)	59,847
Net (loss) before income taxes	(869,299)	(328,168)
Income tax expense	(2,844)	—
Net (loss)	$(872,143)	$(328,168)
Net (loss) per common share - basic	$(0.02)	$(0.01)
Net (loss) per common share - diluted	$(0.02)	$(0.01)
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic and diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities
Net loss	$(872,143)	$(328,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	875,410	775,621
Stock based compensation	40,636	47,308
Amortization of debt discount and deferred debt commitment fee	39,232	130,978
Loss (gain) on change in fair value of warrant liability	555,980	(730,942)
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(174,862)	459,919
Decrease in inventory	862,360	334,235
Decrease in prepaid expenses	7,665	9,554
(Increase) decrease in deposits with vendors	(271,633)	1,529
Decrease (increase) in right-of-use asset and lease liability	23,702	(18,957)
Decrease in accounts payable	(70,385)	(365,646)
Increase (decrease) in accrued expenses	100,479	(217,606)
Increase in accrued interest	191	—
Net Cash Provided by Operating Activities	1,116,632	97,825

Cash Flows from Investing Activities
Purchase of equipment	(875,986)	(638,819)

Net Cash Used in Investing Activities	(875,986)	(638,819)

Cash Flows from Financing Activities
Proceeds from notes payable, net of loan fee	—	990,000
Proceeds from auto loan	78,248	—
Repayment of notes payable	(475,931)	(407,602)
Payments on auto loan	(7,887)	—

Net Cash Provided by (Used in) Financing Activities	(405,570)	582,398

Net Increase (Decrease) in Cash	(164,924)	41,404

Cash - Beginning of period	1,857,901	1,598,749

Cash - End of period	$1,692,977	$1,640,153

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2021 and 2020 (Continued)

(Unaudited)

	September 30, 2021	September 30, 2020
Supplemental Disclosure of Non-Cash Financing Activities:
Transfers among inventory, equipment and licenses, net	$83,159	$30,000

Supplemental Information:
Cash paid for:
Interest	$516,006	$563,414
Income taxes	$1,780	$6,264
Operating building lease	$52,047	$79,789

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2021

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

Basis of Presentation

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2021 (“Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2020 was derived from the Company’s consolidated audited financial statements. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company recognized a net loss for the three and nine months ended September 30, 2021, it generated approximately $1,117,000 in cash from operations for the nine months ended September 30, 2021 and has maintained and sustained a working capital surplus. Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), the Company’s operations, as well as our customers’, are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. The ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the continued duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

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

In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has had on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary, and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Although we realized a net loss for the three and nine months ended September 30, 2021 due to the COVID-19, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,213,117 as of September 30, 2021 and $1,434,119 as of December 31, 2020.

Accounts Receivable and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. When a customer’s account becomes past due, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results, financial position, or other material events impacting its business, a specific reserve is recorded for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company maintained a reserve of $6,593 as of September 30, 2021 and December 31, 2020. Except for this reserve, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. Delinquency of accounts receivable is determined based on contractual terms, customer payment history, and current creditworthiness. The Company does not charge interest on its past due receivables. During each of the nine months ended September 30, 2021 and 2020, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

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

September 30, 2021

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Inventory (Continued)

The Company maintained a reserve of $3,742 and $3,460 as of September 30, 2021 and December 31, 2020, respectively.

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

September 30, 2021

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Earnings per share (Continued)

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	September 30, 2021	September 30, 2020
Stock options	3,375,000	3,925,000
Warrant	7,000,000	7,000,000
	10,375,000	10,925,000

Reclassification

Depreciation expense related to the gaming equipment under lease and license fee costs reported under Operating expenses in the prior year’s consolidated Statements of Operations have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the reported results of operations.

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

Note 2.  Inventory

Inventory consists of the following:

	September 30, 2021	December 31, 2020
Finished products	$172,325	$983,866
Raw materials and work in process	197,023	164,683
Inventory	$369,348	$1,148,549

Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

Note 2.  Inventory (Continued)

Slot machine cabinets, which are manufactured by a third-party, include monitors, toppers, stands and certain electronic components, are shown as finished products. Raw materials primarily consist of the flash drives, motherboards, spare parts and interchangeable electronic components for the slot machines.

Note 3.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2021	December 31, 2020
Equipment, principally gaming equipment under lease	$6,403,444	$5,928,277
Delivery truck	78,247	28,140
Office equipment, furniture and fixtures	87,448	90,206
Leasehold improvements	91,794	91,794
Property and equipment	6,660,933	6,138,417
Less accumulated depreciation and amortization	(2,972,971)	(2,370,095)
Property and equipment, net	$3,687,962	$3,768,322

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $8,655 and $2,607 for the three months ended September 30, 2021 and 2020, respectively, and $23,462 and $7,789 for the nine months ended September 30, 2021 and 2020, respectively.

Note 4.  License Fees

License fees consist of the following:

	September 30, 2021	December 31, 2020
Purchased licenses	$347,160	$347,160
Less accumulated amortization	(346,710)	(344,488)
License fees, net	$450	$2,672

The cost of licenses for gaming machine patents and technology is expensed as license fees on a straight-line basis over the term of the license period.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated Statements of Operations relating to the source code licenses was $555 and $833 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense included in the consolidated Statements of Operations relating to the purchased licenses was $2,222 and $2,500 for the nine months ended September 30, 2021 and 2020, respectively. The purchased source code license was fully amortized as of September 30, 2021.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

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

On the Closing Date, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the end of the advance period which expired on November 30, 2020. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $65,303 and $82,063 as of September 30, 2021 and December 31, 2020, respectively.

Debt discount of $137,509 was calculated as the cost associated with the debt in proportion to the total cost of the debt that was refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $81,402 and $103,874 as of September 30, 2021 and December 31, 2020, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

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

As of September 30, 2021 and December 31, 2020, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	September 30, 2021	December 31, 2020

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$4,021,797	$4,397,410
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	773,005	834,091

Total Notes Payable						4,794,802	5,231,501
Less: amounts classified as current						(658,918)	(591,118)
Long-Term Notes Payable						$4,135,884	$4,640,383

The following table lists the future principal payments due on the Notes as of September 30, 2021:

Year Ending December 31,	Amount
Remaining 2021	$154,419
2022	683,484
2023	790,371
2024	2,768,025
2025	398,503
$4,794,802

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations related to the Notes payable for the three months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020

Interest on Notes payable	$167,807	$188,038
Amortization of deferred debt commitment fee	—	27,854
Amortization of debt discount	13,139	13,373
	$180,946	$229,265

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

Note 5. Notes Payable (Continued)

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations related to the Notes payable for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020

Interest on Notes payable	$513,394	$563,414
Amortization of deferred debt commitment fee	—	92,845
Amortization of debt discount	39,232	38,133
	$552,626	$694,392

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. The principal balance of the loan on September 30, 2021 was $70,361, and interest expense in the consolidated Statements of Operations related to the auto loan for the three and nine months ended September 30, 2021 was $1,020 and $2,804, respectively.

The following table lists the future principal payments due to FC on the auto loan as of September 30, 2021:

Year Ending December 31,	Amount
Remaining 2021	$3,540
2022	14,652
2023	15,489
2024	16,368
2025	17,307
2026	3,005
$70,361

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

September 30, 2021

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

The Company applied for and received proceeds of $237,030 through the PPP2 program on February 12, 2021 and has elected a 24-week Covered Period. The Company determined both through internal calculations and those provided by the AICPA’s forgiveness model, that all criteria for forgiveness based on both the CARES Act and the Act have been met as of September 30, 2021 and that the PPP loan will be 100% forgiven. In analogizing to IAS 20, the Company considers the PPP2 loan a grant that is expected to be forgiven and as such, recorded the proceeds as a deferred income liability when received and recognized the PPP2 grant as a reduction of the related expenses to which the loan was intended to compensate.

For the period February 12, 2021 through March 31, 2021, the Company incurred the following costs related to and compensated through the PPP2 proceeds and which are expected to be forgiven in their entirety:

Salaries and wages	$228,541
401K match	7,295
Payroll taxes	1,194
Total eligible and forgivable expense under PPP2 program	$237,030

As of September 30, 2021, in accordance with methods acceptable under IAS 20, the Company reduced the PPP2 deferred income liability and offset the expenses listed above by their respective amounts, leaving a balance remaining of $-0- as of that date.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

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

The following table summarizes the right-of-use asset and lease liability as of September 30, 2021:

Right-of-use Asset	$399,401

Lease Liability
Current	$73,184
Long-term	375,169
$448,353

Net of the PPP forgivable amount as listed in Note 7, lease expense for the three months ended September 30, 2021 and 2020 was $40,654 and $30,414, respectively, and lease expense for the nine months ended September 30, 2021 and 2020 was $122,446 and $67,770, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of September 30, 2021:

Year Ended December 31:
Remaining 2021	$26,602
2022	106,985
2023	109,299
2024	111,612
2025	113,925
2026	77,107
Minimum lease payments	545,530
Less: imputed interest	(97,177)
Present value of minimum lease payments	448,353
Less: current maturities of lease liability	(73,184)
Long-term lease liability	$375,169

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

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

License fees included as operating expenses in the consolidated Statements of Operations for the three months ended September 30, 2021 and 2020 were $45,000 and $110,250, respectively. License fees included as operating expenses in the consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020 were $135,000 and $51,000, respectively.

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

September 30, 2021

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

A summary of option transactions in 2021 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	3,925,000	$0.13
Options granted	500,000	0.13
Options exercised	—	—
Options cancelled	(1,050,000)	0.13
Options outstanding at September 30, 2021	3,375,000	$0.13
Options available for grant under the 2016 Plan at September 30, 2021	2,325,000

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Compensation expense related to stock options for the three months ended September 30, 2021 and 2020 was $11,738 and $15,727, respectively. Compensation expense related to stock options for the nine months ended September 30, 2021 and 2020 was $40,636 and $47,308, respectively.

The following table summarizes information with respect to stock options outstanding at September 30, 2021:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	3,375,000	6.1	$0.13	-	2,290,000	5.4	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2020:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	3,925,000	6.2	$0.13	-	2,325,000	6.2	$0.13	-

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

Note 10.  Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

As of September 30, 2021, there was approximately $25,638 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Stock price	$0.11	$0.02
Exercise price	$0.05	$0.05
Weighted average volatility	68.7%	67.7%
Expected dividend yield	—	—
Expected term (in years)	8.2	8.9
Weighted average risk free interest rate	1.3%	0.9%

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

The pandemic COVID-19 has had a significant impact on the operating results of the Company and the stock prices of the comparable public companies, and the CV of the Company reflected that impact at the December 31, 2020 measurement date at $0.02 price per share. Based on the volatility in stock price of the comparable public companies and the significant improvement to the Company’s revenues and performance post COVID-19, the CV resulted in a $0.11 price per share which was used in the Black Scholes model to determine fair value of the Warrant at September 30, 2021.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

Note 10.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2020	$84,671
Net change in fair value	21,208
Balance at March 31, 2021	105,879
Net change in fair value	305,788
Balance at June 30, 2021	411,667
Net change in fair value	228,984
Balance at September 30, 2021	$640,651

The following table is a summary of the Warrant activity for the nine months ended September 30, 2021:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2020	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at September 30, 2021	7,000,000	$0.05
Warrants exercisable at September 30, 2021	7,000,000

The following table summarizes information with respect to the Warrant outstanding at September 30, 2021:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	8.2	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2020:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	8.9	$0.05	-

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated Statements of Operations:

	September 30, 2021	September 30, 2020
Common Stock	7,000,000	7,000,000
Nonvoting Common Stock	3,375,000	3,925,000

The following table reconciles the changes in stockholder’s equity for the nine months ended September 30, 2021:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,595,461	$(28,994,572)	266,902	$(20,811)	$1,618,295
Net loss	—	—	—	—	—	(1,124)	—	—	(1,124)
Stock based compensation	—	—	—	—	15,653	—	—	—	15,653
Balances at March 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,611,114	$(28,995,696)	266,902	$(20,811)	$1,632,824
Net loss	—	—	—	—	—	(447,286)	—	—	(447,286)
Stock based compensation	—	—	—	—	13,245	—	—	—	13,245
Balances at June 30, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,624,359	$(29,442,982)	266,902	$(20,811)	$1,198,783
Net loss	—	—	—	—	—	(423,733)	—	—	(423,733)
Stock based compensation	—	—	—	—	11,738	—	—	—	11,738
Balances at September 30, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,636,097	$(29,866,715)	266,902	$(20,811)	$786,788

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

Note 10.  Stockholders’ Equity (Continued)

The following table reconciles the changes in stockholder’s equity for the nine months ended September 30, 2020:

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

September 30, 2021

Note 11.  Revenue (Continued)

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of September 30, 2021 and December 31, 2020, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of September 30, 2021 or December 31, 2020, respectively.

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Lease and license fees:
Flat daily rate lease	$695,043	$489,795	$2,144,417	$1,426,873
Participation lease	306,056	216,240	830,372	563,211
License fees	9,000	9,000	21,730	9,000
	$1,010,099	$715,035	$2,996,519	$1,999,084
Sales of gaming products and parts:
Slot machine sales	$111,000	$—	$279,680	$462,000
Parts and ancillary items sales	109,010	21,529	149,800	74,501
	$220,010	$21,529	$429,480	$536,501

Note 12.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of September 30, 2021, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $14,960,000, which expire at various times through 2037. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax expense represents the amount of estimated minimum state taxes payable.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2021

Note 13. Concentration of Risk – Major Customers

The Company generated approximately 19% and 25% of its revenue from its top three customers for each of the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, accounts receivable from two casino customers represented 35% of total accounts receivable. At December 31, 2020, accounts receivable from four casino customers represented 32% of total accounts receivable. One customer represented 20% of the accounts receivable balance as of September 30, 2021 and one customer represented 14% of the accounts receivable balance as of December 31, 2020.

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

The most significant factors affecting our suppliers, customers and employees, and causing disruptions in current and future plans for operations and expansion, revolve around the impact of COVID-19. Due to the ongoing effects of the outbreak of COVID-19, the Company’s operations, as well as our customers’, are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. Although all of our customers were reopened as of September 30, 2021, only 94% of our slot machines installed at our customers’ locations were generating revenues and the remaining 6% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

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

In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. The current slot machine products are:

•	Around the World in 80 Days	•	Lightning Lotto
•	Beauty and the Beast	•	Lucky Shamrock – Screaming Links
•	Bierfeier – Screaming Links	•	Penny Palooza
•	Candy Cash	•	Pixiu – Quick Link
•	Cash Flow	•	Prosperous Buddha – Persistent Link
•	Cinderella	•	Scarabs of Egypt – Screaming Links
•	Crazy 8s Link Deluxe	•	Si Shou
•	Drachma – Quick Link	•	Si Xiang – Screaming Links
•	Duck Dynamite	•	Slotto
•	Electric Sevens – Quick Link	•	Snow White
•	Eye of RA – Persistent Link	•	Snow White – Screaming Links
•	Fins N Wins	•	Swamp Fever
•	Fruit Jackpots	•	Swamp Fever – Persistent Link
•	Fruit Treasure	•	Swamp Frenzy
•	Golden Egg	•	Thunder Spirit – Quick Link
•	Goyaate	•	Ultimate Screaming Links – Golden Egg
•	Great Balls of Fire – Screaming Links	•	Ultimate Screaming Links – Golden Geigi
•	Hao Yun	•	Ultimate Screaming Links – Great Balls of Fire
•	Hua Mulan – Screaming Links	•	Vampires Fortune
•	Jackpot Link Deluxe	•	Xingyun Gou – Quick Link
•	Jumbo Fish Stacks	•	Year of the Horse
•	Jungle Book	•	Ye Xian
•	Jungle Jackpots – Screaming Links	•	Zhang Jiao – Screaming Links
•	Just Jackpots	•	Zuo Ci – Screaming Links
•	Lava Queen – Quick Link

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 18 state jurisdictions. As of September 30, 2021, we had 356 video slot machines out on lease or revenue share placed in 54 different casinos and 23 of our slot machines remain at casino facilities however they are off the floor or taped off to maintain social distancing requirements.

We recognized a net loss of $872,143 and generated $1,116,632 in cash from operations in the nine months ended September 30, 2021.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2021 were $1,230,000 compared to $737,000 for the comparable prior year period, an increase of $493,000. Lease and license fees increased by a net of $295,000 to $1,010,000 for the three months ended September 30, 2021 as compared to $715,000 for the three months ended September 30, 2020. This increase was directly attributable to the re-openings of casinos from the closures of and restrictions on our customers’ facilities due to the outbreak of COVID-19, offset by the decrease in slot machine unit and parts sales. Most of our customers have reopened their facilities however, there continues to be restrictions on the number of slot machines available for play on the casino floor due to safety and social distancing requirements.

Sales of slot machines and related parts increased by $198,000 to $220,000 for the three months ended September 30, 2021, as compared to $22,000 for the three months ended September 30, 2020. The Company had a large parts sale to a single customer for $84,000 plus $25,000 in additional miscellaneous parts sales and sold 6 slot machine units that were previously leased for $111,000 during the quarter ending September 30, 2021. The Company had only miscellaneous parts sales of $22,000 and no slot machine unit sales during the quarter ending September 30, 2020.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended September 30, 2021 were $147,000 as compared to $3,000 for the three months ended September 30, 2020, an increase of $144,000 as a result of the unit sales and increased parts sales that occurred during the quarter ended September 30, 2021.

Depreciation on slot machine units out on lease increased by $37,000 to $296,000 for the three months ended September 30, 2021 from $259,000 for the three months ended September 30, 2020. This increase was the result of the increase in fixed assets built and placed in service during the latter part of 2020 and the first three quarters of 2021.

Operating Expenses

Operating expenses decreased a net of $84,000 to $115,000 for the three months ended September 30, 2021, from $199,000 for the three months ended September 30, 2020. This decrease was the result of the patent cross license fee adjustment during the quarter ended September 30, 2020, resulting in additional expense of $65,000 as well as the decreases in freight and delivery fees of $13,000 and the cost of hardware and supplies of $6,000.

Research and Development Expenses

Research and development expenses increased by $19,000 to $124,000 for the three months ended September 30, 2021, from $105,000 for the three months ended September 30, 2020. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in payroll and benefit costs associated with the addition of a game programmer during the quarter ended September 30, 2021 as well as the application of the remaining PPP proceeds that occurred during the quarter ended September 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $543,000 for the three months ended September 30, 2021 versus $439,000 for the three months ended September 30, 2020, an increase of $104,000. This increase is the result of the increase in payroll and related costs, including commissions, for the addition of sales personnel as well as the increases in travel, meals, and entertainment costs associated with the sales personnel additions and the easing of travel restrictions that were in place during the quarter ended September 30, 2020 from COVID-19.

Depreciation and Amortization

Depreciation and amortization increased by $6,000 to $9,000 for the three months ended September 30, 2021 from $3,000 for the three months ended September 30, 2020. This increase is due to the depreciation on the delivery truck purchased and placed in service in January 2021.

Interest Expense

Interest expense decreased $47,000 for the three months ended September 30, 2021, from $229,000 for the three months ended September 30, 2020, to $182,000 due to the paydown of principal on the notes payable and the elimination of the deferred debt commitment fee that was fully amortized by November 2020.

Gain (Loss) on Change in Fair Value of Warrant Liability

The $475,000 swing in fair value of the warrant liability was due to the increase in the estimated fair market value of our common stock, a result of the improvement in performance during the quarter ended September 30, 2021. This resulted in a loss of $229,000 during the three months ended September 30, 2021 versus a gain in fair value of the warrant liability of $246,000 during the three months ended September 30, 2020, which was caused by the impact on performance due to COVID-19.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

(All amounts rounded to the nearest $1,000)

Revenue

The Company’s revenues for the nine months ended September 30, 2021 were $3,426,000 compared to $2,536,000 for the nine months ended September 30, 2020, an increase of $890,000. Lease and license fees increased by $998,000 to $2,997,000 for the nine months ended September 30, 2021 as compared to $1,999,000 for the nine months ended September 30, 2020. This increase was directly attributable to the increase in the slot machine installs which were 356 as of September 30, 2021 versus 240 at September 30, 2020, a result of re-openings of our customers’ facilities that were previously closed due to COVID-19.

Sales of slot machines and related parts decreased by $107,000 to $430,000 for the nine months ended September 30, 2021 as compared to $537,000 for the nine months ended September 30, 2020. The decrease is mainly attributable to the decrease in slot machine unit sales of $182,000 offset by the increase in parts sales of $75,000. During the nine months ending September 30, 2020, slot machine unit sales were $462,000, which included a 24-unit slot machine sale to a single customer for $372,000, versus total unit sales of $280,000 during the nine months ending September 30, 2021. The parts sales increased mainly due to a large parts sale of $84,000 to a single customer that occurred during the nine months ended September 30, 2021.

Costs of Revenue

For the nine months ended September 30, 2021, costs of revenue decreased $65,000. Cost of products sold decreased $161,000 to $227,000 from $388,000 for the nine months ended September 30, 2020, a direct result of the decrease in sales of slot machines as described above. This decrease was offset by additional license fee costs incurred during the nine months ending September 30, 2021 of $12,000 as well as depreciation on slot machine units out on lease which increased by $84,000 to $849,000 for the nine months ended September 30, 2021 from $765,000 for the nine months ended September 30, 2020. This increase was the result of the increase in fixed assets built and placed in service during the latter part of 2020 and the first three quarters of 2021.

Operating Expenses

Operating expenses increased $136,000 to $387,000 for the nine months ended September 30, 2021, from $251,000 for the nine months ended September 30, 2020. This increase was the result of the increases in occupancy costs ($47,000), freight ($9,000), maintenance and repair costs ($19,000), and hardware and assembly supplies ($14,000) from the easing of COVID-19 restrictions that occurred in 2019 and the increased number of installs during the nine months ended September 30, 2021, a result of the casino re-openings post COVID-19. In addition, $84,000 of the increase was due to the increase in the patent cross license fee during the nine months ended September 30, 2021, a result of the settlement and amendment of the patent cross license agreement that occurred in March 2020. This increase was offset by the decrease in payroll and related expenses of $37,000 due to the decrease in the number of operations personnel that occurred in January 2021.

Research and Development Expenses

Research and development expenses increased by $17,000 to $289,000 for the nine months ended September 30, 2021, from $272,000 for the nine months ended September 30, 2020. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire and develop new brands. This increase is the result of the increase in payroll and related costs of research and development personnel and the addition of a game programmer during the nine months ended September 30, 2021 of $27,000 offset by a one-time software development costs of $10,000 that were incurred during the nine months ended September 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $157,000 to $1,385,000 for the nine months ended September 30, 2021, from $1,228,000 for the nine months ended September 30, 2020. This increase is the result of the addition of a regional sales director, the removal of the temporary furloughs and reductions in salaries of personnel due to the state mandated office closure due to COVID-19 that occurred from March to May 2020, as well as the application of PPP proceeds against payroll and related, rent and utility expenses in May and September 2020. In addition, travel, meals, and entertainment increased during the nine months ended September 30, 2021 due to the addition of sales personnel and the easing and elimination of casino and travel restrictions that were in place during the nine months ended September 30, 2020 from COVID-19.

Depreciation and Amortization

Depreciation and amortization increased $15,000, from $10,000 for the nine months ended September 30, 2020 to $25,000 for the nine months ended September 30, 2021. This increase was the result of the depreciation on the delivery truck that was purchased and placed in service in January 2021.

Interest Expense

Interest expense decreased $139,000 for the nine months ended September 30, 2021, from $694,000 for the nine months ended September 30, 2020, to $555,000 as a result of the paydown of principal on the notes payable and the elimination of the deferred debt commitment fee that was fully amortized by November 2020.

Interest Income

Interest income decreased $3,000 for the nine months ended September 30, 2021 as a result of funds temporarily deposited into an interest-bearing account that was opened in April 2020 and closed in March 2021.

Other Income

Other income decreased $20,000 for the nine months ended September 30, 2021 as a result of the receipt of the DelCo Strong 2 COVID-19 grant of $20,000 received in September 2020.

Gain (Loss) on Change in Fair Value of Warrant Liability

A $1,287,000 swing in fair value of the warrant liability was caused by the increase in the estimated fair market value of our common stock, a result of the improvement in performance during the nine months ended September 30, 2021. This resulted in a loss of $556,000 during the nine months ended September 30, 2021 versus a gain in fair value of the warrant liability of $731,000 during the nine months ended September 30, 2020, which was caused by the impact on performance due to COVID-19.

Liquidity and Capital Resources

We recognized a net loss of $872,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2021 and 2020 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$1,117,000	$98,000	$1,019,000
Net cash used in investing activities	(876,000)	(639,000)	(237,000)
Net cash (used in) provided by financing activities	(406,000)	582,000	(988,000)
Net (decrease) increase in cash	(165,000)	41,000	$(206,000)
Cash, beginning of year	1,858,000	1,599,000
Cash, end of period	$1,693,000	$1,640,000

For the nine months ended September 30, 2021, cash provided by operating cash increased $1,019,000 from $98,000 for the nine months ended September 30, 2020 to $1,117,000. The increase in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities increased by $237,000, from $639,000 used in investing activities for the nine months ended September 30, 2020 to $876,000 used in investing activities for the nine months ended September 30, 2021. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the period, as well as the purchase of the delivery truck in January 2021.

Net cash provided by financing activities was $990,000 for the nine months ended September 30, 2020, the result of the note payable advance taken in January 2020 versus $78,000 for the auto loan taken during the nine months ended September 30, 2021, a decrease of $912,000. The decrease in note payable advances and the auto loan, coupled with the increase in principal payments on the notes and the auto loan of $76,000, resulted in the net decrease in cash provided by financing activities of $988,000.

Operations and Liquidity Management

For the nine months ended September 30, 2021, we sustained a net loss of $872,000 mainly due to the noncash loss recognized from the valuation of the warrant liability, however we generated $1,117,000 in cash from operating activities and maintained and sustained a working capital surplus.

Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), the Company’s operations, as well as our customers’, are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. Although all of our customers were reopened as of September 30, 2021, only 94% of our slot machines installed at our customers’ locations were generating revenues and the remaining 6% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

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

As of September 30, 2021, our cash balance was $1,693,000 and our current gross cash requirements are approximately $240,000 to $270,000 per month, principally for salaries, professional services, licenses, and office expenses and $110,000 for debt service. We currently have sufficient inventory to meet immediate orders awaiting shipment however the purchase of hardware components for future orders is expected to occur within the next quarter. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2021:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$448,353	$73,184	$172,493	$202,676	$—
Patent cross license fees (2)	740,000	135,000	360,000	245,000	—
Auto loan (3)	70,361	14,451	31,418	24,492	—
Debt obligations (4)	4,794,802	658,918	1,641,752	2,494,132	—
Total	$6,053,516	$881,553	$2,205,663	$2,966,300	$—

(1)	Represents operating lease agreement for office and warehouse facility.

(2)	Represents amounts due per license agreement.

(3)	Represents principal payments on auto loan.

(4)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company sustained a net loss for the nine months ended September 30, 2021 however it generated cash from operations and has maintained and sustained a working capital surplus. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company’s performance has been significantly impacted. Although all of our customers were reopened as of September 30, 2021, only 94% of our slot machines installed at our customers’ locations were generating revenues and the remaining 6% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. As the situation surrounding COVID-19 is fluid, the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

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

We received funding under the federal PPP2 loan that helped to lessen the impact of COVID-19 by covering costs incurred during the covered period for payroll and payroll related expenses. In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has had on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary, and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for twelve months from the date of this report.

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

As of September 30, 2021, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: November 8, 2021	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

