Form 10-K
period 2021-12-31
Lightning Gaming, Inc.
filed 2022-03-30
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public market for the registrant's stock. As of March 30, 2022, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s (voting) Common Stock, par value $0.001 per share, outstanding as of March 30, 2022 was 4,649,383. The number of shares of the registrant’s Nonvoting Common Stock, par value $0.001 per share, outstanding as of March 30, 2022 was 33,300,000. The number of shares of the registrant’s Preferred Stock, par value $0.001 per share, outstanding as of March 30, 2022 was -0-.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosures	18

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	29
2	Consolidated Balance Sheets as of December 31, 2021 and 2020;	30
3	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;	32
4	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020;	33
5	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020;	34
6	Notes to Consolidated Financial Statements	36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	57
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	58
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13.	Certain Relationships and Related Transactions, and Director Independence	62
Item 14.	Principal Accountant Fees and Services	63
Item 15.	Exhibits and Financial Statement Schedules	63
Item 16.	Form 10-K Summary	64

PART I

Item 1.	Business.

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

Products

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of slot machines to customers in various gaming jurisdictions. Our slot machines contain games where the casino patron wagers on multiple pay lines with secondary bonusing games. Our games combine advanced graphics and digital music to create an engaging player experience. We seek to develop games that offer high entertainment value to casino patrons and generate greater revenues for casinos than the games offered by our competitors. Our current slot machine games are:

●	Around the World in 80 Days	●	Lightning Lotto
●	Beauty and the Beast	●	Lucky Shamrock – Screaming Links
●	Bierfeier – Screaming Links	●	Penny Palooza
●	Candy Cash	●	Pixiu – Quick Link
●	Cash Flow	●	Prosperous Buddha – Persistent Link
●	Cinderella	●	Scarabs of Egypt – Screaming Links
●	Crazy 8’s Link Deluxe	●	Si Shou
●	Drachma – Quick Link	●	Si Xiang – Screaming Links
●	Duck Dynamite	●	Slotto
●	Electric Sevens – Quick Link	●	Snow White
●	Eye of RA – Persistent Link	●	Snow White – Screaming Links
●	Fins N Wins	●	Swamp Fever
●	Fruit Jackpots	●	Swamp Fever – Persistent Link
●	Fruit Treasure	●	Swamp Frenzy
●	Golden Egg	●	Thunder Spirit – Quick Link
●	Goyaate	●	Ultimate Screaming Links – Golden Egg
●	Great Balls of Fire – Screaming Links	●	Ultimate Screaming Links – Golden Geigi
●	Hao Yun	●	Ultimate Screaming Links – Great Balls of Fire
●	Hua Mulan – Screaming Links	●	Vampires Fortune
●	Jackpot Link Deluxe – Jackpot Link Deluxe	●	Xingyun Gou – Quick Link
●	Jumbo Fish Stacks	●	Year of the Horse
●	Jungle Book	●	Ye Xian
●	Jungle Jackpots – Screaming Links	●	Zhang Jiao – Screaming Links
●	Just Jackpots	●	Zuo Ci – Screaming Links
●	Lava Queen – Quick Link

When we expanded our product line to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace. As of December 31, 2021, we have 63 active regulatory gaming licenses, which includes 42 from Native American tribes and 21 state jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency. We expect to be licensed in several additional jurisdictions during 2022 and over the next several years.

Our first product was The Lightning Poker Table, a fully automated electronic poker table that enabled up to ten players to make their wagers and game decisions via individual touch-screen betting stations. We ceased production of the Poker Table in 2010 and were able to utilize tables in stock that had previously been out on lease, to fulfill sales and lease orders obtained after then. As of December 31, 2020, all Poker Table leases were terminated and there were no remaining tables in stock.

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

In an outright sale of our gaming machines, we receive cash for the entire purchase price. This model is typically used in situations where there is a strong customer preference for an outright purchase or in situations where leasing to a customer may be impractical due to geographic or financial reasons. All expenses pertaining to the sale are recorded as they are incurred.

The third model is a revenue sharing model, where we place gaming machines on the floor of the casino and participate in a portion of the revenue generated. Typical revenue sharing agreements involve a month-to-month term and include a maximum monthly payment per machine.

Manufacture of Products

The slot machines cabinets are produced by a third-party manufacturer. The gaming software and artwork is created in our Boothwyn facility. The software, motherboard, player tracking bracket, bill validators and ticket printers are loaded into the cabinets. The games are then tested and shipped from our Boothwyn, Pennsylvania facility.

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

There are many companies in the world that manufacture slot machines for legalized gaming markets. Of these companies, we believe that Aristocrat, International Gaming Technology PLC, Konami Co. Ltd., Evri Holdings, Inc., Aruze Gaming, Novomatic Group of Companies, and Scientific Games Corporation have a majority of this worldwide market.

Our competitors vary in size from small companies with limited resources to large multi-national corporations with greater financial, marketing and product development resources than we have. The larger competitors have an advantage in being able to spend greater amounts to develop new technologies, games, and products, however we have the advantage of being able to react to market conditions more rapidly and bring new games to market much quicker than larger competitors.

Intellectual Property

The trademark for “Lightning Poker” is registered with the U.S. Patent and Trademark Office. We have registered the www.LightningPoker.net, www.LTGaming.com, and www.LightningGaming.com Internet domain names.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and tribal regulation. In order to sell and distribute products to target markets, we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate. We expect it to take up to 12 months or longer from the date of the submission of applications to obtain regulatory approval in some jurisdictions. As of March 30, 2022, we had a total of 63 regulatory gaming licenses including regulatory gaming licenses in Native American jurisdictions and are preparing to file applications for several additional licenses in North America.

It is possible that the approval of gaming licenses will take much longer than expected or that the gaming license will not be approved in the jurisdictions where we intend to operate which will result in being unable to generate revenues in such jurisdictions. The laws and regulations of the jurisdictions in which we intend to operate are subject to amendment and reinterpretation from time to time, and therefore it is possible that even if gaming licenses are approved at one time, they may be denied in the future.

A total of 40 states and provinces in Canada allow casino-type gambling. We will not sell or distribute our gaming products in states or provinces that prohibit casino gambling.

The following is a brief description of the material regulations that may apply in some of the jurisdictions in which we intend to market and sell our products.

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

We believe the Johnson Act is inapplicable to the use of our gaming products. However, the DOJ has traditionally taken a broad view as to what constitutes a gambling device prohibited by the Johnson Act and may disagree with our position on the Johnson Act.

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

Our research and development expenses were $402,955 and $378,168 during the fiscal years ended December 31, 2021 and 2020, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2021 and 2020, there was no revenue from customers outside the United States. For the years 2021 and 2020, two casino customers accounted for 13% and 29%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 14% and 8% of our 2021 and 2020, revenues, respectively. As of December 31, 2021 and 2020, we had no long-lived assets outside the United States. As of December 31, 2021, four casino customers accounted for 45% of our net accounts receivable and as of December 31, 2020, four casino customers accounted for 32% of our net accounts receivable.

Employees

As of March 30, 2022, we had 15 full-time and 1 part-time employees as well as one consultant that provides engineering and game design services on a part-time basis. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We were formed in 2004 and in 2009, we switched our focus from the manufacture of Poker Tables to slot machines. We are continually developing and testing new game software and new slot machine themes and in the relatively early stages of a new slot machine cabinet design deployment. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development, delays in product availability and possible cost overruns.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We recognized a net loss of $922,480 for the year and have an accumulated deficit of $29,917,052 as of December 31, 2021. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy due to the current Coronavirus pandemic COVID-19.

Our success in the gaming industry depends in large part on our ability to expand further into the slot machine market and new geographical markets. Our further expansion into these markets will present new challenges and risks that could adversely affect our business and results of operations.

As we seek to expand further into the slot machine market and new geographical markets, we expect to encounter business, legal, operational, and regulatory uncertainties. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with this expansion. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

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

In general, we compete with other gaming products for space on the casino customers’ floor, as well as for our customers' capital and operational spending. Some of the larger gaming supply companies with whom we compete are IGT, Scientific Games and Aristocrat. New competitors may also enter our key markets.

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

If fewer players visit our customers' facilities, if such players have less disposable income to spend at our customers' facilities, if our customers are unable to devote resources to purchasing and leasing our products, or if our customers are in an area that is experiencing a health crisis, such as COVID-19, that causes them to shut down either voluntarily or involuntarily, there could be an adverse effect on our business. Such risks that affect our customers include, but are not limited to:

●	adverse economic conditions in gaming markets including recession, economic slowdown, higher airfares and higher energy and gasoline prices;
●	global geopolitical events such as terrorist attacks, other acts of war or hostility, and popular uprisings and violence such as those that have been occurring in the Middle East;
●	natural disasters such as major fires, floods, hurricanes, tornadoes, earthquakes, snowstorms and tsunamis and their aftermath;
●	health crises, such as those caused by the spread of virus, epidemics and pandemics.

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

Our business exposes us to the risk of product liability claims. Subject to contractual limitations, we will face financial exposure to product liability claims if our products fail to work properly and cause monetary damage to patrons, casinos or gaming venues. In addition, defects in the design or manufacture of our products might require us to recall each product that has been leased. Although we maintain product liability insurance, the coverage limits of policies available to us may not be adequate to cover future claims. If a successful claim is brought against us in excess or outside of our insurance coverage, we may be forced to divert resources from the development of our products, the pursuit of regulatory approvals and other working capital needs in order to satisfy such claims.

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

In the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest rate movements, fluctuating commodities markets, higher labor costs, labor shortages, increased fuel prices and collectability of receivables. Further, some of our customers may experience financial difficulties, possibly as a result of conditions in the gaming industry, or may otherwise not pay accounts receivable when due, resulting in increased write-offs. We may incur material losses in these areas in the future, particularly in the aftermath of COVID-19.

The loss of the services of our Chief Executive Officer (“CEO”) or other key employees, or the failure to attract additional key individuals, could materially and adversely affect our business.

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

Attitudes and public policies regarding gaming might change to our detriment.

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

With continued waves of variants and subvariants of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

The situation surrounding COVID-19 continues to be fluid and the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19 and its variants and sub-variants, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

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

Our quarterly operating results may vary based on the timing of the opening of new gaming jurisdictions, the opening or closing of casinos, the expansion or contraction of existing casinos, approval or denial of our products and corporate licenses under gaming regulations, the introduction of new products, the mix of lease versus sales revenue, and the closure of or operating restrictions imposed on ours and our customers’ physical locations due to COVID-19. As a result, our operating results could be volatile, particularly on a quarterly basis.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease office and warehouse space of 11,566 square feet located at 23 Creek Circle, Boothwyn, PA 19061 at a current average rental of $111,496 per year. The lease was renewed in 2020 and expires in August 2026. This is the location of our principal offices and substantially all of our operations. The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

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

Holders of record. On March 30, 2022, there were 73 shareholders of record of our common stock and one shareholder of record of our Nonvoting Common Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021, with respect to the equity compensation plan approved by security holders, the 2016 Stock Option Plan (the “2016 Plan”) under which we have authorized 5,700,000 shares of our Non-voting common stock for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
2016 Plan	2,975,000 (1)	$.13 (2)	2,725,000

(1) Stock options were granted on March 8, 2017 and on March 5, 2019 to employees with greater than one year of service as of those dates. 100,000 in options were granted to new hires as incentives upon hire in May 2021. All options were granted using a five-year vesting schedule and as of March 30, 2022, no options have been exercised.

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

Overview

We were formed to develop and market our Poker Table, which is an electronic poker table that provides a fully automated table gaming experience without a dealer in casinos and card rooms in regulated jurisdictions worldwide. In 2009, we commenced the design, manufacture, marketing, sale and operation of slot machines to customers in various gaming jurisdictions. When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace and cruise lines.

We are registered as an approved vendor to distribute our gaming products in 63 jurisdictions. We must obtain regulatory approvals in many additional jurisdictions in order to fully effectuate our business plan. We may not receive any such regulatory approvals. Due to these and a variety of other factors, including those described under “RISK FACTORS” in Item 1A. of this report, we may be unable to generate significant revenues or margins, control operating expenses or achieve or sustain profitability in future years.

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

For sales of slot machines, a warranty on parts may be offered which expires after a defined period of time, usually 90 days after delivery or installation date. One slot machine theme conversion per unit sold may also be offered during the one-year period beginning upon the delivery and/or installation of the slot machine, and only if the slot game fails to earn at least eighty percent of the rolling monthly slot machine gaming floor area average for the customer. The game theme must be of the same category approved in the customer’s gaming jurisdiction for use in the slot machine and the customer must provide written notice requesting the conversion, including certification of the average that serves as the basis for any such game theme conversion. In addition, the customer must return the original game theme components to the Company upon conversion of the slot game theme.

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics as us. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Non-qualified stock options to purchase 500,000 shares of nonvoting common stock were granted during 2021.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. In addition, the Company considers changes in our business strategy and the industry as a whole in assessing recoverability of its long-lived assets. Any resulting impairment loss will be measured and recognized in the period in which the impairment becomes known. Based on the Company’s evaluation, there were no impairments for 2021 and 2020.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued an update within the scope of Topic 740, Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles within the Topic and improves consistent application of and simplifies GAAP for other areas by clarifying and amending existing guidance. The amendments in this update became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendment is effective for the annual and interim periods ending after December 15, 2021 and we will continue to assess the impact, if any, this update will have on our consolidated financial statements.

Twelve Months Ended December 31, 2021 Compared to Twelve Months Ended December 31, 2020

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2021 were $4,652,000 compared to $3,989,000 for the prior year, an increase of $663,000. This increase was directly attributable to the re-openings of casinos from the closures of and restrictions on our customers’ facilities due to the outbreak of COVID-19 in 2020, offset by the decrease in slot machine unit and parts sales. Most of our customers have reopened their facilities however, there continues to be restrictions on the number of slot machines available for play on the casino floor due to safety and social distancing requirements.

The increase in lease revenues was attributable to the increase in the average number of slot machines installed during the year. Lease revenues increased by $1,071,000 to $3,949,000 for the year ended December 31, 2021 from $2,878,000 for the year ended December 31, 2020.

Sales of slot machines and parts decreased by $408,000 to $703,000 for the year ended December 31, 2021 from $1,111,000 for the year ended December 31, 2020. Revenue from slot machine unit sales decreased by $572,000, from $1,027,000 for the year ended December 31, 2020 to $455,000 for the year ended December 31, 2021.The decrease is unit sales is partially offset by an increase in parts sales, mostly from larger parts sales to individual customers that occurred in the year ended December 31, 2021. Larger volume parts sales increased by $128,000, from $29,000 for the year ended December 31, 2020 to $157,000 for the year ended December 31, 2021. Other parts sales increased by $36,000 to $91,000 for the year ended December 31, 2021 from $55,000 for the year ended December 31, 2020.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the year ended December 31, 2021 were $369,000 as compared to $683,000 for the year ended December 31, 2020, a decrease of $314,000 as a direct result of the decrease in unit sales as described above.

Depreciation on slot machine units out on lease increased by $111,000 to $1,143,000 for the year ended December 31, 2021 from $1,032,000 for the year ended December 31, 2020. This increase was the result of the increase in fixed assets built and placed in service during the latter part of 2020 and throughout 2021.

License fees increased by $12,000, from $9,000 for the year ended December 31, 2020 to $21,000 for the year ended December 31, 2021. This is the direct result of the increase in the correlating license revenues from the reopening of casinos in 2021 that were shuttered due to COVID-19 in 2020.

Operating Expenses

Operating expenses decreased by $182,000 to $284,000 for the year ended December 31, 2021, from $466,000 for the year ended December 31, 2020. This decrease was the result of several factors: (1) a decrease of $131,000 from the renegotiated patent cross license fee agreement in November 2021; (2) the reduction in inventory write-offs of $81,000; (3) the decrease in payroll and related expenses of $68,000 due to the decrease in the number of operations personnel that occurred in January 2021; (4) the reduction of freight costs of $11,000; and (5) the reduction of vehicle repair costs of $6,000 due to the purchase of the new delivery truck in January 2021. These decreases were offset by increases in installation, repair and maintenance costs, and hardware and supplies of $79,000 and travel and meals of $24,000 due to the increase in the slot machine install base from the reopening of casinos from lifted restrictions due to COVID -19. In addition, rent and miscellaneous operating expenses increased a net of $12,000.

Research and Development Expenses

Research and development expenses increased by $25,000 to $403,000 for the year ended December 31, 2021, from $378,000 for the year ended December 31, 2020. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase is directly attributable to the increase in payroll and related expenses due to the addition of two programmers in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,955,000 for the year ended December 31, 2021, an increase of $292,000 from $1,663,000 for the year ended December 31, 2020. This increase is the result of the addition of a regional sales director, the removal of the temporary furloughs and reductions in salaries of personnel due to the state mandated office closure due to COVID-19 that occurred from March to May 2020, as well as the application of PPP proceeds against payroll and related, rent and utility expenses in May and September 2020. In addition, travel, meals, and entertainment expenses increased during the year ended December 31, 2021 due to the addition of sales personnel and the easing and elimination of casino and travel restrictions that were in place during the year ended December 31, 2020 from COVID-19.

Depreciation and Amortization

Depreciation and amortization increased by $21,000 to $34,000 for the year ended December 31, 2021 from $13,000 for the year ended December 31, 2020. This increase was the result of the depreciation on the delivery truck that was purchased and placed in service in January 2021.

(Loss) Gain on Change in Fair Value of Warrant Liability

A $1,325,000 swing in fair value of the warrant liability was caused by the increase in the estimated fair market value of our common stock, a result of the improvement in performance during the year ended December 31, 2021. This resulted in a loss of $630,000 during 2021 versus a gain in fair value of the warrant liability of $695,000 during the year ended December 31, 2020, which was caused by the impact on performance due to COVID-19.

Net Interest Expense

Net interest expense decreased $178,000 from $910,000 for the year ended December 31, 2020 to $732,000 for the year ended December 31, 2021, as a result of the paydown of principal on the notes payable and the elimination of the deferred debt commitment fee that was fully amortized by November 2020.

Interest Income

Interest income decreased $4,000 for the year ended December 31, 2021, from $4,000 for the year ended December 31, 2020 to $-0- for the year ended December 31, 2021, as a result of funds temporarily deposited into an interest-bearing account that was opened in April 2020 and closed in March 2021.

Other Income

Other income decreased $20,000 for the year ended December 31, 2021 as a result of the receipt of the DelCo Strong 2 COVID-19 grant of $20,000 received in September 2020. Grants under the program were intended to provide economic support in the form of working capital for businesses suffering economic loss from the coronavirus COVID-19 public health emergency that were located in Delaware County, Pennsylvania.

Income Tax Expense

Income tax expense increased to $3,000 for the year ended December 31, 2021 from $-0- for the year ended December 31, 2020 due to the minimum state income taxes incurred for 2021.

Liquidity and Capital Resources

We realized a net loss of $922,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2021 and 2020 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	For the year ended December 31,
	2021	2020	Change
Net cash provided by operating activities	$1,290,000	$634,000	$656,000
Net cash used in investing activities	(952,000)	(811,000)	(141,000)
Net cash (used in) provided by financing activities	(576,000)	436,000	(1,012,000)
Net (decrease) increase in cash	(238,000)	259,000	$(497,000)
Cash, beginning of year	1,858,000	1,599,000
Cash, end of period	$1,620,000	$1,858,000

For the year ended December 31, 2021, net cash provided by operating activities increased $656,000 to $1,290,000 as compared to $634,000 for the year ended December 31, 2020. The increase in cash from operating activities was due to the improvement in performance as well as timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities increased by $141,000 to $952,000 for the year ended December 31, 2021, from $811,000 for the year ended December 31, 2020. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the year, as well as the purchase of the delivery truck in January 2021.

Net cash provided by financing activities was $436,000 for the year ended December 31, 2020 versus cash used in financing activities of $576,000 for the year ended December 31, 2021. This swing is the result of the note payable advance of $990,000 taken in January 2020 versus $78,000 for the auto loan taken during the year ended December 31, 2021, a decrease of $912,000. Total principal payments on the notes and auto loan were $654,000 for the year ended December 31, 2021 and $554,000 for the year ended December 31, 2020, an increase in principal payments of $100,000. The decrease in note payable advances and auto loan, coupled with the increase in principal payments on the notes and the auto loan resulted in the net increase in cash used in financing activities of $1,012,000.

Operations and Liquidity Management

For the year ended December 31, 2021, we sustained a net loss of $922,000 however we generated $1,290,000 in cash from operating activities and maintained and sustained a working capital surplus.

Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), the Company’s operations, as well as our customers’, are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. Although all of our customers were reopened as of December 31, 2021, 93% of our slot machines installed at our customers’ locations were generating revenues and the remaining 7% of the slot machines are taped off or off the casino floor in order to adhere to social distancing guidelines. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

The situation surrounding COVID-19 is fluid and the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19 and its variants and sub-variants, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, the development of new slot machine themes and new cabinets that are appealing to our customers and their patrons, and the effects of COVID-19 on us, our customers, and suppliers.

Prior to the outbreak of COVID-19, our operating cash requirements were approximately $260,000 to $300,000 per month, principally for salaries, professional services, licenses, marketing, office expenses, approximately $500,000 for the purchase of the hardware components for our products, and $110,000 for debt service. The full effects of COVID-19 on our revenues cannot be projected at this time, however, we have employed aggressive expense management measures and received funding through participation in the first and second rounds of the federal PPP program and the County DelCo Strong 2 grant that have enabled us to mitigate the adverse impact COVID-19 has had on our performance.

As of December 31, 2021, our cash balance was $1,620,000 and our current gross cash requirements are approximately $240,000 to $270,000 per month, principally for payroll and related expenses, professional services, occupancy, and office expenses and $111,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months.

Anticipating that the effects from the latest surge of COVID-19 will be temporary, continued improvement in performance is projected for 2022 with slot machine installs projected to increase to pre-COVID levels by year’s end. Beyond 2022, the Company is anticipating growth in the install base and additional unit sales, penetration into markets in newly licensed jurisdictions, as well as the continued deployment of the current and additional new cabinet designs with new themes meant to maximize the player’s gaming experience. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2021:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$430,599	$75,239	$177,130	$178,230	$—
Auto loan obligations (2)	66,816	14,669	31,880	20,267	—
Debt obligations (3)	4,640,383	683,484	3,558,396	398,503	—
Total	$5,137,798	$773,392	$3,767,406	$597,000	$—

(1)	Represents operating lease agreement for office and warehouse facility.
(2)	Represents outstanding amounts on auto loan.
(3)	Represents outstanding amounts on notes payable.

Off-Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm (PCAOB ID 5036)

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lightning Gaming, Inc. and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lightning Gaming Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters to be communicated, are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2020.

Margate, Florida March 30, 2022

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607| Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash	$1,619,572	$1,857,901
Accounts receivable, net	781,646	421,448
Inventory	834,264	1,148,549
Prepaid expenses	212,499	211,339
Deposits with vendors	—	3,704
Total Current Assets	3,447,981	3,642,941

Property and Equipment, net	3,372,898	3,768,322

Right-of-use asset - building	383,000	446,927
Other assets	8,193	8,193
License fees, net of accumulated amortization	32,950	2,672

Total Assets	$7,245,022	$7,869,055

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	December 31, 2021	December 31, 2020
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$519,239	$289,724
Accrued expenses	125,584	172,687
Accrued interest	188	—
Current portion of lease liability	75,239	41,577
Current portion of auto loan	14,669	—
Current portion of note payable, net of debt discount	683,484	591,118
Total Current Liabilities	1,418,403	1,095,106

Long-Term Debt and Other Liabilities
Long-term notes payable, net of debt discount	3,956,899	4,640,383
Long-term portion of auto loan	52,147	—
Fair value of warrant liability	714,350	84,671
Long-term lease liability	355,360	430,600
Total Long-Term Debt and Other Liabilities	5,078,756	5,115,654

Total Liabilities	6,497,159	6,250,760

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2021 and 2020	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued at December 31, 2021 and 2020, 4,649,383 shares outstanding at December 31, 2021 and 2020	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding at December 31, 2021 and 2020	33,300	33,300

Additional paid in capital	30,647,509	30,595,461
Accumulated deficit	(29,917,052)	(28,994,572)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	747,863	1,618,295

Total Liabilities and Stockholders’ Equity	$7,245,022	$7,869,055

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2021	December 31, 2020

Revenues
Lease, license and service fees	$3,948,945	$2,878,008
Sales of gaming products and parts	702,697	1,110,953
Total revenues	4,651,642	3,988,961

Costs of Revenue
Cost of products sold	369,099	683,023
License fees	20,860	8,640
Depreciation	1,143,139	1,031,632
Costs of Revenue	1,533,098	1,723,295
Gross Profit	3,118,544	2,265,666

Costs and operating expenses
Operating expenses	283,988	466,475
Research and development	402,955	378,168
Selling, general and administrative expenses	1,955,205	1,662,515
Depreciation and amortization	34,434	13,584
Total costs and operating expenses	2,676,582	2,520,742

Operating income (loss)	441,962	(255,076)

Non-operating income (expense)
(Loss) gain on change in fair value of warrant liability	(629,679)	695,230
Interest expense	(731,738)	(909,548)
Interest income	194	3,655
Other income	—	20,000
Total non-operating expense	(1,361,223)	(190,663)
Net loss before income taxes	(919,261)	(445,739)
Income tax expense	(3,219)	—
Net loss	$(922,480)	$(445,739)
Net loss per common share - basic	$(0.02)	$(0.01)
Net loss per common share - diluted	$(0.02)	$(0.01)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding - basic	4,649,383	4,649,383
Weighted average Common shares outstanding - diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding - basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding - diluted	33,300,000	33,300,000

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2021 and 2020

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance December 31, 2019	4,916,285	$4,917	33,300,000	$33,300	$30,532,427	$(28,548,833)	266,902	$(20,811)	$2,001,000
Net loss	—	—	—	—	—	(445,739)	—	—	(445,739)
Stock based compensation	—	—	—	—	63,034	—	—	—	63,034
Balance December 31, 2020	4,916,285	4,917	33,300,000	33,300	30,595,461	(28,994,572)	266,902	(20,811)	1,618,295
Net loss	—	—	—	—	—	(922,480)	—	—	(922,480)
Stock based compensation	—	—	—	—	52,048	—	—	—	52,048
Balance December 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,647,509	$(29,917,052)	266,902	$(20,811)	$747,863

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(922,480)	$(445,739)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,177,573	1,045,216
Inventory obsolescence reserve	11,247	94,395
Stock based compensation	52,048	63,034
Loss (gain) on change in fair value of warrant liability	629,679	(695,230)
Amortization of debt discount and deferred debt commitment fee	52,261	162,897
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	(360,199)	326,256
Decrease in inventory	442,587	533,327
(Increase) decrease in prepaid expenses	(1,161)	23,655
Decrease (increase) in deposits with vendors	3,704	(2,175)
Net change in right-of-use asset/lease liability	22,350	6,294
Increase (decrease) in accounts payable	229,515	(267,475)
Decrease in accrued expenses	(47,103)	(210,119)
Increase in accrued interest	188	—
Net cash provided by operating activities	1,290,209	634,336

Cash flows from investing activities
Purchase of equipment	(919,475)	(811,044)
Increase in intangible assets	(32,500)	—

Net cash used in investing activities	(951,975)	(811,044)

Cash flows from financing activities
Proceeds from auto loan	78,248	—
Proceeds from notes payable	—	990,000
Repayment on notes payable	(643,379)	(554,140)
Payments on auto loan	(11,432)	—
Net cash (used in) provided by financing activities	(576,563)	435,860

Net (decrease) increase in cash	(238,329)	259,152
Cash beginning	1,857,901	1,598,749
Cash ending	$1,619,572	$1,857,901

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended
	December 31, 2021	December 31, 2020

Supplemental Disclosure of Non-Cash Financing Activities:

Summary of transactions in connection with Note Payable advance in January 2020
Financing fees recorded as debt discount	$—	$10,000
Reclassification of deferred debt commitment fee to debt discount	—	92,845
	$—	$102,845

Transfers of inventory, licenses and equipment, net	$139,550	$308,061

Supplemental Information:
Cash paid for:
Interest	$679,289	$746,651
Income taxes	$2,155	$7,168
Operating leases	$78,649	$79,789

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

In 2008, the Company, as the sole member, established Lightning Slot Machines, LLC (“Lightning Slots”) through which it commenced the design, manufacture, marketing, sale, and operation of slot machines to customers in various gaming jurisdictions.

Our consolidated financial statements include the accounts of the Company, including Lightning Poker and Lightning Slots. All inter-company accounts and transactions have been eliminated.

For the year ended December 31, 2021, the Company recognized a net loss of $922,480 however it generated cash flows from operations, has sufficient inventory to fill outstanding lease and sales orders, and has maintained and sustained working capital surpluses. Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), the Company’s operations, as well as our customers’, are open with limitations and through strict adherence to guidelines established by the Centers for Disease Control and Prevention (“CDC”) and each facility’s respective state or tribal government. The ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the continued duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

On May 7, 2020, we received $246,200 in funding under the federal loan program known as the Paycheck Protection Program (“PPP”) through the Small Business Association (“SBA”) which has helped to lessen the impact of COVID-19 for the expenses covered under the program. In addition, we received a $20,000 grant in September 2020 through our county government meant to provide economic support in the form of working capital for businesses suffering from the coronavirus COVID-19 public health emergency. On February 12, 2021, we received $237,030 in funding under the second round of the federal loan program known as PPP2 through the SBA which has helped to lessen the impact of COVID-19 for the expenses covered under the program. See Note 7 for further details regarding the PPP and PPP2 loans.

In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has had on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Although we realized a net loss for the year ended December 31, 2021, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

For sales of slot machines, a warranty on parts may be offered which expires after a defined period of time, usually 90 days after delivery or installation date. One slot machine theme conversion per unit sold may also be offered during the one-year period beginning upon the delivery and/or installation of the slot machine, and only if the slot game fails to earn at least eighty percent of the rolling monthly slot machine gaming floor area average for the customer. The game theme must be of the same category approved in the customer’s gaming jurisdiction for use in the slot machine and the customer must provide written notice requesting the conversion, including certification of the average that serves as the basis for any such game theme conversion. In addition, the customer must return the original game theme components to the Company upon conversion of the slot game theme.

For the years 2021 and 2020, there was no revenue generated from customers outside the United States. Two casino customers accounted for 13% and 29% of our revenues for the years ended December 31, 2021 and 2020, respectively. One casino group represented 14% and 8% of total revenues for each of the years ended December 31, 2021 and 2020, respectively. For each of the years ended December 31, 2021 and 2020, the Company recorded no revenues related to performance obligations from prior periods.

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

December 31, 2021 and 2020

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Significant estimates include the recoverable value of long-lived assets, allowance for doubtful accounts, valuation of warrant liability fair value and projected cash flows. Actual results could differ from those estimates.

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,136,895 as of December 31, 2021.

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

Receivables and Allowance for Doubtful Accounts: The Company regularly evaluates the collectability of its trade receivable balances based on a combination of factors. Delinquency of accounts receivable is determined based on contractual terms, customer payment history, and relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. When a customer’s account becomes past due or is determined to be delinquent, dialogue is initiated with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results, financial position, or other material events impacting its business, an allowance is recorded as a reserve for bad debts to reduce the related receivable to the amount expected to be recovered, given all information presently available. The Company maintained an allowance of $6,593 as of December 31, 2021 and 2020. Except for this allowance, the Company believes its receivables are collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Recoveries of receivables previously written off are recorded as revenue when recovered. The Company does not charge interest on its past due receivables. During each of the years ended December 31, 2021 and 2020, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

At December 31, 2021, accounts receivable from four casino customers represented 45% of total accounts receivable. At December 31, 2020, four casino customers represented 32% of total accounts receivable. One customer represented 13% and 14% of the total accounts receivable balance as of December 31, 2021 and 2020, respectively.

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

December 31, 2021 and 2020

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Research and Development: Research and development costs are charged to expense when incurred and are included in the Statement of Operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally developed software costs as well as employee and product costs associated with the development of our products. As of December 31, 2021 and 2020, no amounts had been capitalized.

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

Accounting Standards Codification (“ASC”) 820 – Fair Value Measurement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 further establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques into the following three levels, giving the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs:

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities that the reporting entity can access at the measurement date;
●	Level 2: Inputs other than quoted prices in active markets for identical assets and liabilities that are observable, either directly or indirectly;
●	Level 3: Unobservable inputs for the asset or liability, including significant assumptions of the reporting entity and other market participants.

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

The Company has assessed its tax position and does not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Statement of Operations. The Company has determined that there are no unrecognized tax benefits, and accordingly, has not recognized any interest or penalties during 2021 and 2020 related to unrecognized tax benefits. There is no accrual for interest or penalties as of December 31, 2021 and 2020.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

The Company files U.S. income tax returns and multiple state income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2021 or 2020.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long- lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. The evaluation performed for 2021 and 2020 did not result in an impairment.

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

Stock Option Plans: The Company has equity-based compensation plans which are more fully described in Note 10. Compensation expense is recognized over the required service period. All options have been granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant.

Warrants: As explained in further detail in Notes 5 and 10, in connection with loans obtained by the Company, the lender holds a warrant to purchase shares of common stock. The Company accounts for the value and classification of the warrant in accordance with ASC 480 – Distinguishing Liabilities from Equity, and classified the warrant as a liability and was initially, and will subsequently be, measured at its estimated fair value using the Black-Scholes pricing model. The warrant will continue to be classified as a liability until such time it is exercised, expires or is amended in a manner that would no longer require classification as a liability.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	December 31, 2021	December 31, 2020
Stock options	2,975,000	3,925,000
Warrant	7,000,000	7,000,000
	9,975,000	10,925,000

Reclassification

Depreciation expense related to the gaming equipment under lease and license fee costs reported under Operating expenses in the prior year’s consolidated Statements of Operations have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the reported results of operations.

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2021	December 31, 2020
Finished products	$613,939	$983,866
Raw materials	220,325	164,683
Inventory	$834,264	$1,148,549

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

In both December 2020 and December 2021, parts and cabinets remaining in inventory that were associated with the former slot machine cabinet design in use prior to the implementation of the new design in 2018, and parts that were initially purchased for the new cabinet design and were deemed unusable, were determined to be obsolete and were destroyed and discarded. The cost of the discarded inventory in December 2021 was $11,247 and $39,980 in December 2020. In addition, $54,415 in costs of slot machine cabinets in testing, that were subsequently not used for manufacture, were written off in December 2020. These costs are included in the Statements of Operations under operating expenses.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Equipment, principally gaming equipment	$6,150,286	$5,928,277
Delivery truck	78,247	28,140
Furniture and fixtures	89,162	90,206
Leasehold improvements	91,794	91,794
Property and equipment	6,409,489	6,138,417
Less accumulated depreciation	(3,036,591)	(2,370,095)
Property and equipment, net	$3,372,898	$3,768,322

In both July 2021 and December 2020, the Company determined that the slot machines that were built using the former slot machine cabinet design and that had previously been out on lease and returned from customers, had no further use to the Company and no resale or scrap value and were destroyed and discarded. Ancillary items associated with these slot machines were also determined to have no resale or scrap value. The cost of the slot machines and associated items that were scrapped in July 2021 was $153,891 with a net book value of $-0-. The cost of the slot machines and associated items that were scrapped in December 2020 was $684,344 with a net book value of $-0-.

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $32,212 and $10,251 for the years ended December 31, 2021 and 2020, respectively.

Note 4. License Fees

License fees consist of the following:

	December 31, 2021	December 31, 2020
Purchased licenses	$379,660	$347,160
Less accumulated amortization	(346,710)	(344,488)
License fees, net	$32,950	$2,672

Under a patent cross license agreement with a licensor, the Company was required to pay an upfront per unit license fee on games (slot machines) placed in service, each identifiable by a unique serial number. Prior to May 31, 2020, the licenses for gaming machine patents and technology had been added to the cost of slot machines built for sale or lease using a capitalization rate per machine. The capitalization rate was based on expected annual machine production and adjusted accordingly based on actual versus projected units produced. As of May 31, 2020, machine production for the remainder of the 2020 calendar year was projected to be nominal due to COVID-19 and the cost of licenses for gaming technology as of that date of $27,000 were expensed as license fees on a straight-line basis at $6,750 per month over the remaining initial term of the license period ending September 30, 2020.

Upon amendments of the patent cross license agreement in March and October 2020, license fees incurred after September 30, 2020 at $45,000 per quarter were expensed on a straight-line basis at $15,000 per month.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 4. License Fees (Continued)

On November 30, 2021, the agreement was further amended reverting to a per unit fee on machines. In December 2021, the Company paid $32,500 upfront for the first 50 machines to be deployed under the new agreement, with subsequent fees due and payable on a quarterly basis and based on machines initially deployed in the preceding calendar quarter. The $650 per unit fee for the licenses will be added to the cost of slot machines as they are built for sale or lease.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated Statements of Operations and relating to the purchased licenses was $2,222 and $3,333 for the years ended December 31, 2021 and 2020, respectively. The purchased source code license was fully amortized as of September 30, 2021.

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

On the Closing Date, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the end of the advance period which expired on November 30, 2020. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 5.  Notes Payable (Continued)

$92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $59,701 and $82,063 as of December 31, 2021 and 2020, respectively.

Debt discount of $137,509 was calculated as the cost associated with the debt in proportion to the total cost of the debt that was refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $73,975 and $103,874 as of December 31, 2021 and 2020, respectively.

The Loan is subject to covenant clauses whereby the Company is required to meet certain key financial ratios. Due to the material effect that COVID-19 has had on the Company’s revenues, the Lender amended the Loan in September 2020, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending June 30, 2021. Due to the continued impact of COVID-19 on the Company’s operations, the Lender executed a second amendment to the Loan in March 2021, which waived compliance with the financial ratio covenants and further extended and reset compliance with the covenants commencing with the quarter ending December 31, 2021. As of December 31, 2021, the Company is in compliance with the amended covenants.

As of December 31, 2021 and 2020, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	December 31, 2021	December 31, 2020

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$3,889,153	$4,397,410
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	751,230	834,091

Total Notes Payable						4,640,383	4,837,004
Less: amounts classified as current						(683,484)	(439,594)
Long-Term Notes Payable						$3,956,899	$4,397,410

The following table lists the future principal payments, net of debt discount, due on the Notes as of December 31, 2021:

Year Ending December 31,	Amount
2022	$683,484
2023	790,371
2024	2,768,025
2025	398,503
$4,640,383

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 5.  Notes Payable (Continued)

The following table provides a breakdown of the interest expense related to the Notes payable as included in the consolidated Statements of Operations:

	Year ended December 31,
	2021	2020
Interest on Notes payable	$675,721	$746,651
Amortization of deferred debt commitment fee	—	111,415
Amortization of debt discount	52,261	51,482
	$727,982	$909,548

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. The principal balance of the loan on December 31, 2021 was $66,816, and interest expense in the consolidated Statements of Operations related to the auto loan for the year ended December 31, 2021 was $3,756.

The following table lists the future principal payments due to FC on the auto loan as of December 31, 2021:

Year Ending December 31,	Amount
2022	$14,669
2023	15,502
2024	16,378
2025	17,313
2026	2,954
$66,816

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 7. Deferred Income (Continued)

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

The Company applied for and received proceeds of $237,030 through the PPP2 program on February 12, 2021 and elected a 12-week Covered Period. The Company determined both through internal calculations and those provided by the AICPA’s forgiveness model, that all criteria for forgiveness based on both the CARES Act and the Act have been met as of December 31, 2021 and that the PPP2 loan will be 100% forgiven. In analogizing to IAS 20, the Company considers the PPP2 loan a grant that is expected to be forgiven and as such, recorded the proceeds as a deferred income liability when received and recognized the PPP2 grant as a reduction of the related expenses to which the loan was intended to compensate.

For the Covered Period February 12, 2021 through May 6, 2021, the Company incurred the following costs related to and compensated through the PPP2 proceeds and which are expected to be forgiven in their entirety:

Salaries and wages	$228,541
401K match	7,295
Payroll taxes	1,194
Total eligible and forgivable expense under PPP2 program	$237,030

As of December 31, 2021, in accordance with methods acceptable under IAS 20, the Company reduced the PPP2 deferred income liability and offset the expenses listed above by their respective amounts, leaving a balance remaining of $-0- as of that date.

In February 2022, the Company received notification from its bank that the application for forgiveness was approved by the SBA, confirming that the PPP2 loan has been forgiven in its entirety.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 7. Deferred Income (Continued)

The Company applied for and received proceeds of $246,200 through the PPP program on May 7, 2020, prior to the enactment of the Act. Based on the flexibility provided under the Act, the Company elected to extend its Covered Period to 24 weeks. The Company determined both through internal calculations and those provided by the AICPA’s forgiveness model, that all criteria for forgiveness based on both the CARES Act and the Act have been met as of July 15, 2020 and that the PPP loan will be 100% forgiven. In analogizing to IAS 20, the Company considered the PPP loan a grant that is expected to be forgiven and as such, recorded the proceeds as a deferred income liability when received and recognized the PPP grant as a reduction of the related expenses to which the loan was intended to compensate.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 8. Leases (Continued)

The following table summarizes the right-of-use asset and lease liability as of December 31, 2021:

Right-of-use Asset	$383,000

Lease Liability
Current	$75,239
Long-term	355,360
$430,599

Net of the elimination of the remaining balances from the first amendment to the lease and the PPP forgivable amount as listed in Note 7, lease expense for the years ended December 31, 2021 and 2020 was $163,100 and $108,424, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of December 31, 2021:

Year Ended December 31:

2022	$106,985
2023	109,299
2024	111,612
2025	113,925
2026	77,106
Minimum lease payments	518,927
Less: imputed interest	(88,328)
Present value of minimum lease payments	430,599
Less: current maturities of lease liability	75,239
Long-term lease liability	$355,360

As of December 31, 2021 and 2020, the weighted-average remaining lease term for the building lease was 4.7 years and 5.7 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of December 31, 2021 and 2020 was 8%.

Note 9. Commitments and Contingencies

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 9. Commitments and Contingencies (Continued)

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

On November 30, 2021, the agreement was further amended reverting to a per unit fee on games. The amendment stipulated that the Company pay fees outstanding under the previous amendment plus upfront fees for the first 50 games/serial numbers to be deployed under the new agreement. Subsequent fees will be due and payable on a quarterly basis and based on games initially deployed in the preceding calendar quarter. In December 2021, upon payment of $45,000 for fees outstanding under the previous amendment plus $32,500 for the initial games to be deployed under the amendment, the Company was released from all claims under the previous amendment. In November 2021, the Company reversed the remaining $195,000 in accrued liability for the quarterly license fee which resulted in a reduction to the operating expenses.

License fees included as operating expenses in the consolidated Statements of Operations for the years ended December 31, 2021 and 2020 were ($45,000) and $96,000, respectively.

Note 10. Stockholders’ Equity

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

December 31, 2021 and 2020

Note 10. Stockholders’ Equity (Continued)

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

A summary of option transactions in 2021 and 2020 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2019	3,925,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at December 31, 2020	3,925,000	$0.13
Options granted	500,000	0.13
Options exercised	—	—
Options cancelled	(1,450,000)	0.13
Options outstanding at December 31, 2021	2,975,000	$0.13
Options available for grant under the 2016 Plan at December 31, 2021	2,725,000

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 10. Stockholders’ Equity (Continued)

Stock Option Plans (Continued)

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and is adjusted for estimated forfeitures. The additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Expense relating to the stock option plans was $52,048 and $63,034 for the years ended December 31, 2021, and 2020, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2021:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	5.3	$0.13	-	2,290,000	5.2	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2020:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	3,925,000	7.2	$0.13	-	1,540,000	7.2	$0.13	-

As of December 31, 2020, all compensation costs related to share-based compensation arrangements granted under the 2007 Plan had been fully recognized. As of December 31, 2021, there was approximately $9,652 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 0.8 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 10. Stockholders’ Equity (Continued)

Warrant (Continued)

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Stock price	$0.13	$0.02
Exercise price	$0.05	$0.05
Weighted average volatility	68.2%	67.7%
Expected dividend yield	—	—
Expected term (in years)	7.9	8.9
Weighted average risk-free interest rate	1.4%	0.9%

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

The pandemic COVID-19 had a significant impact on the operating results of the Company and the stock prices of the comparable public companies, and the CV of the Company reflected that impact at the December 31, 2020 measurement date at $0.02 price per share. Based on the volatility in stock price of the comparable public companies and the significant improvement to the Company’s revenues and performance post COVID-19, the CV resulted in a $0.13 price per share which was used in the Black Scholes model to determine fair value of the Warrant at December 31, 2021.

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2019	$779,901
Net change in fair value	(695,230)
Balance at December 31, 2020	84,671
Net change in fair value	629,679
Balance at December 31, 2021	$714,350

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 10. Stockholders’ Equity (Continued)

Warrant (Continued)

The following table is a summary of the Warrant activity for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2019	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2020	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2021	7,000,000	$0.05
Warrants exercisable at December 31, 2021	7,000,000

The following table summarizes information with respect to the Warrant outstanding at December 31, 2021:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	7.9	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2020:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	8.9	$0.05	-

Note 11. Revenue

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Year ended December 31,
	2021	2020
Lease, license and service fees:
Flat daily rate lease	$2,781,686	$2,067,941
Participation lease	1,145,529	801,067
Placement and license fees	21,730	9,000
	$3,948,945	$2,878,008

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 11. Revenue (Continued)

The following table provides a breakdown of the sales of gaming products and parts as included in the consolidated Statements of Operations:

	Year ended December 31,
	2021	2020
Sales of gaming products and parts:
Slot machine sales	$455,220	$1,027,000
Parts and ancillary items sales	247,477	83,953
	$702,697	$1,110,953

Note 12. Other Income

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

Note 13. Income Taxes

The components of the income tax provision for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
	2021	2020
Current tax expense:
Federal	$—	$—
State	3,219	—
	$3,219	$—

Deferred tax benefit:
Federal	$98,000	$259,000
State	51,000	136,000
Valuation reserve	(149,000)	(395,000)
	$—	$—

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 13. Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Deferred tax asset:
Net operating loss carryforward	$4,290,000	$4,161,000
Accounts receivable reserves	2,000	2,000
Property and equipment	(475,000)	(478,000)
Accrued expenses	250,000	235,000
Impairment charge	211,000	211,000
Start-up costs	3,000	4,000
Stock based compensation	130,000	115,000
Inventory reserves	1,000	1,000
Other	(26,000)	(14,000)
	4,386,000	4,237,000
Less valuation allowance	(4,386,000)	(4,237,000)
Net deferred taxes	$—	$—

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the Statements of Operations is as follows for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
Federal tax benefit at statutory rate	$(194,000)	$(94,000)
State tax benefit net of federal taxes	(68,781)	(35,000)
Warrant valuation	181,000	(200,000)
PPP deductible expenses	(68,000)	(71,000)
Other	4,000	5,000
Increase in valuation allowance	149,000	395,000
Income tax expense	$3,219	$—

As of December 31, 2021, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $14,894,000. $12,773,000 of the NOL carryforwards expire at various times through 2038 and $2,121,000 of the NOLs can be carried forward indefinitely. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the current financial statements.

The current tax expense represents the amount of estimated minimum state taxes payable.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 14. Recently Issued Pronouncements

In December 2019, the FASB issued an update within the scope of Topic 740, Income Taxes. The update simplifies the accounting for income taxes by removing certain exceptions to the general principles within the Topic and improves consistent application of and simplifies GAAP for other areas by clarifying and amending existing guidance. The amendments in this update became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendments in the update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company continues to evaluate the impact, if any, the implementation of the CECL model will have on our financial statements.

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

As of December 31, 2021, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) updated in 2013. Based on such evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Name	Age	Position Held with the Company
Brian Haveson	57	Chairman, CEO, Director
Donald Caldwell	75	Director
Frederick Tecce	86	Director

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

Donald Caldwell

Mr. Caldwell has been a director of Lightning Gaming, Inc. (formerly Lightning Poker) since June 2005. He is the founder, Chairman and CEO of Cross Atlantic Capital Partners Inc. (“Cross Atlantic”) and has oversight responsibility for its multiple funds.

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including: Quaker Chemical Corporation (NYSE); Simplicity Esports and Gaming Company (OTC), f/k/a I-AM Capital Acquisition Company; RootStock Software; Sagence Consulting; Voxware, Inc.; Haverford Trust Company; StoneRidge Investment Partners, LLC/Beltraith Capital, LLC; the South Australia Venture Capital Fund; the Pennsylvania Academy of the Fine Arts (Chairman Emeritus) and The Andalusia Foundation (Trustee). In addition to his role of director, Mr. Caldwell serves as Chairman of the Audit Committee of Simplicity Esports and Gaming Company and is the Lead Director at Quaker Chemical Corporation.

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

Director Independence

The NASDAQ listing standards define an “independent director” generally as a person, other than an executive officer or employee of the Company or an individual who has a relationship that, in the opinion of the Company's Board of Directors, would interfere with the director's exercise of independent judgment. Under NASDAQ Rule 4350(c), a Controlled Company is exempt from certain independent director requirements set forth in this rule. The Company is relying on the Controlled Company exemption under NASDAQ Rule 4350(c) with respect to Mr. Caldwell and Mr. Tecce and as such, the independent director requirements do not apply.

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2021 and 2020 to Brian Haveson, our and Lightning Poker’s principal executive officer, and Christopher Strano, President of Lightning Gaming until his resignation in May 2021 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (2)		Total ($)
Brian Haveson, Chairman and CEO	2021 2020	$315,163 $269,105	$ $	30,000 —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	12,606 10,764	$357,769 $279,869

Christopher Strano, President of Lightning Gaming	2021 2020	$97,176 $229,577	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	3,675 6,493	$100,851 $236,004

NOTES:

(1)	Mr. Haveson was awarded a $30,000 bonus by the Executive Compensation Committee based on 2021 performance. The bonus was accrued as of December 31, 2021 and paid on February 28, 2022.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all full-time employees.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (mo/day/year)
Brian Haveson (1)	1,600,000	400,000	-	$0.13	3/8/2027

NOTES:

(1)	At December 31, 2021, Mr. Haveson held options to purchase an aggregate of 2,000,000 shares under the 2016 Plan which vest for 400,000 shares each year until March 2022.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table indicates how many shares of our (voting) Common Stock and Nonvoting Common Stock were beneficially owned as of March 30, 2022 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,649,383) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock			Nonvoting Common Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned		Percent of Class	Number of Shares Beneficially Owned		Percent of Class
Donald Caldwell (1)	1,021,000	(2)	8.8%	33,300,000		93.6%
Fredrick C. Tecce (1)	611,000	(2)(3)	5.2%	33,300,000		93.6%
Brian Haveson	738,409		6.3%	1,600,000	(4)	4.5%
All directors and executive officers as a group (4 persons)	2,189,409		18.8%	34,900,000	(6)	98.5%

5% Shareholders:
CI II and related parties (1) (2)	181,000	(5)	1.6%	33,300,000		93.6%
PDS Gaming - Nevada, LLC	7,000,000	(7)	60.1%	—		—

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO and Mr. Tecce is a retired managing director and former counsel. Consequently, Cross Atlantic, Mr. Caldwell, and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	Includes 181,000 shares owned by CI II.
(3)	Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)	Consists of options to purchase 1,600,000 shares under the 2016 Stock Option Plan.
(5)	The address of CI II and its manager, Cross Atlantic, is PO Box 410, Haverford, PA 19041-0410.
(6)	Includes an aggregate of 1,600,000 shares that can be acquired through the exercise of options.
(7)	Consists of 7,000,000 shares that can be acquired through the exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are reporting the information below based on the following relationships: (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; and (2) Mr. Caldwell is the founder and CEO and Mr. Tecce is a retired managing director and former counsel to Cross Atlantic.

As of December 31, 2021, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is the retired Managing Director of Cross Atlantic Capital Partners. Our Nonvoting Common Stock participates with, and is identical to, our common stock except for the lack of voting rights.

For the years ended December 31, 2021 and 2020, the Company had no material related party transactions which were required to be disclosed in accordance with SEC rules.

Item 14. Principal Accountant Fees and Services.

Our audit committee selected, and our Board of Directors approved, the firm of Assurance Dimensions, Inc. (“ADI”) as our principal accountant and registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2021.

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

The aggregate fees billed to us for the audit of our annual consolidated statements by ADI were $63,000 for each of the years ended December 31, 2021 and 2020. All of ADI’s billings were for audit services, which consisted of the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2021 and 2020.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
3.3*	Certificate of Amendment to Articles of Incorporation (See Exhibit 3.1 to Form 8-K filed on July 27, 2015)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.7*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.8*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.9*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.10*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.11*	Debt Conversion Agreement between the Company and CI II dated August 6, 2015 (see Exhibit 10.1 to Form 8-K filed August 6, 2015)
10.12*	Amended and Restated Voting Agreement between the Company and the Stock Holders dated August 6, 2015 (see Exhibit 10.2 to Form 8-K filed August 6, 2015)
10.13*	Cancellation of Amended and Restated Voting Agreement between the Company and the Stock Holders dated September 28, 2015 (see Exhibit 10.1 for Form 8-K filed September 28, 2015)

10.14*	Changes in Registrant’s Certifying Accountant, Dismissal of Previous Independent Registered Public Accounting Firm dated November 16, 2015 and Engagement of New Independent Registered Public Accounting Firm dated November 17, 2015 (see Exhibit 16.1 for form 8-K/A as amended filed November 23, 2015)
10.15*(A)	2016 Stock Option Plan of the Company (see Exhibit A to Schedule 14C filed August 9, 2016)
10.16*	Master Loan Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.1 to Form 8-K filed July 18, 2018)
10.17*	Security Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.2 to Form 8-K filed July 18, 2018)
10.18*	Promissory Note issued by the Company to PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.3 to Form 8-K filed July 18, 2018)
10.19*	Master Loan Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.1 to Form 8-K filed December 3, 2019)
10.20*	Security Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.2 to Form 8-K filed December 3, 2019)
10.21*	Promissory Note issued by the Company to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.3 to Form 8-K filed December 3, 2019)
10.22*	Lightning Gaming, Inc. Warrant to Purchase Voting Common Stock (7,000,000 shares) issued to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.4 to Form 8-K filed December 3, 2019)
10.23*	Changes in Registrant’s Certifying Accountant, Declination to stand for reelection of Previous Independent Registered Public Accounting Firm dated March 30, 2020 and Engagement of New Independent Registered Public Accounting Firm dated April 8, 2020 (see Exhibit 16.1 for form 8-K filed April 9, 2020)
21.1	List of subsidiaries
23.1	Consent of Assurance Dimensions, Inc.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Haveson	Chief Executive Officer, Director	March 30, 2022
Brian Haveson	(Principal Executive Officer)

/s/ Brian Haveson	Chief Financial Officer	March 30, 2022
Brian Haveson	(Principal Financial and Accounting Officer)

/s/ Donald Caldwell	Director	March 30, 2022
Donald Caldwell

/s/ Frederick C. Tecce	Director	March 30, 2022
Frederick C. Tecce

