Form 10-Q
period 2022-03-31
Lightning Gaming, Inc.
filed 2022-05-13
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of May 13, 2022; 33,300,000 shares of Nonvoting Common Stock as of May 13, 2022; and -0- shares of Series A Nonvoting Capital Stock as of May 13, 2022

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021;
4	Notes to Unaudited Consolidated Financial Statements.

Item 1.  Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,570,232	$1,619,572
Accounts receivable, net	623,175	781,646
Inventory	554,713	834,264
Prepaid expenses	199,281	212,499
Total Current Assets	2,947,401	3,447,981

Property and Equipment, net	3,116,169	3,372,898

Right-of-use asset - building	366,242	383,000
Other assets	8,193	8,193
License fees, net of accumulated amortization	16,050	32,950

Total Assets	$6,454,055	$7,245,022

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$45,002	$519,239
Accrued expenses	127,700	125,584
Accrued interest	359	188
Current portion of lease liability	77,336	75,239
Current portion of auto loan	14,871	14,669
Current portion of notes payable, net	708,410	683,484
Total Current Liabilities	973,678	1,418,403

Long-Term Debt and Other Liabilities
Long-term notes payable, net	3,768,066	3,956,899
Long-term portion of auto loan	48,343	52,147
Warrant liability	667,579	714,350
Long-term lease liability	335,153	355,360
Total Long-Term Debt and Other Liabilities	4,819,141	5,078,756

Total Liabilities	5,792,819	6,497,159

Commitments (Note 9)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,656,079	30,647,509
Accumulated deficit	(30,012,249)	(29,917,052)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	661,236	747,863

Total Liabilities and Stockholders’ Equity	$6,454,055	$7,245,022

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	March 31, 2022	March 31, 2021
Revenues
Lease and license fees	$928,080	$986,822
Sales of gaming products and parts	550,558	33,535
Total revenues	1,478,638	1,020,357
Costs of Revenue
Cost of products sold	302,631	3,699
Depreciation	288,661	265,641
License fees	—	12,220
Costs of revenue	591,292	281,560

Gross Profit	$887,346	$738,797

Operating expenses
Operating expenses	103,599	140,613
Research and development	179,088	55,595
Selling, general and administrative expenses	570,519	325,261
Depreciation and amortization	8,797	7,210
Total operating expenses	862,003	528,679

Operating income	$25,343	$210,118

Non-operating income (expense)
Interest expense	(166,936)	(188,134)
Interest income	—	194
Gain (loss) on change in fair value of warrant liability	46,771	(21,208)
Total non-operating expense	(120,165)	(209,148)
Net (loss) income before income taxes	(94,822)	970
Income tax expense	(375)	(2,094)
Net loss	$(95,197)	$(1,124)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding - basic and diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net loss	$(95,197)	$(1,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	297,458	272,851
Stock based compensation	8,570	15,653
Amortization of debt discount	12,611	13,015
(Gain) loss on change in fair value of warrant liability	(46,771)	21,208
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	158,472	(19,277)
Decrease in inventory	333,733	443,307
Decrease (increase) in prepaid expenses	13,219	(5,791)
(Increase) decrease in right-of-use asset and lease liability	(1,352)	25,249
Decrease in accounts payable	(474,237)	(194,673)
Increase in accrued expenses	2,116	4,929
Increase in accrued interest	171	190
Net Cash Provided by Operating Activities	208,793	575,537

Cash Flows from Investing Activities
Purchase of equipment	(78,012)	(523,636)

Net Cash Used in Investing Activities	(78,012)	(523,636)

Cash Flows from Financing Activities
Proceeds from auto loan	—	78,248
Repayment of notes payable	(176,518)	(155,381)
Payments on auto loan	(3,603)	(965)

Net Cash Used in Financing Activities	(180,121)	(78,098)

Net Decrease in Cash	(49,340)	(26,197)

Cash - Beginning of period	1,619,572	1,857,901

Cash - End of period	$1,570,232	$1,831,704

See Notes to Unaudited Consolidated Financial Statements

6

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2022 and 2021 (Continued)

(Unaudited)

	March 31, 2022	March 31, 2021
Supplemental Disclosure of Non-Cash Financing Activities:
Transfers among inventory, equipment and licenses, net	$54,182	$—

Supplemental Information:
Cash paid for:
Interest	$154,154	$174,929
Income taxes	$655	$655

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2022

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

Basis of Presentation

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2022 (“Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2021 was derived from the Company’s consolidated audited financial statements. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company recognized a net loss for the three months ended March 31, 2022, it generated approximately $209,000 in cash from operations for the three months ended March 31, 2022 and has maintained and sustained a working capital surplus. Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), and the continued waves of variants and subvariants of COVID-19, the Company’s operations have been significantly impacted. The ability to measure the degree to which COVID-19 will continue to impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19 and its variants and sub-variants, as well as any continued or future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

In 2021, we received funding under the federal PPP loan program through the SBA that helped to lessen the impact of COVID-19 for eligible expenses under the program. In addition, aggressive expense management was and continues to be employed to mitigate the adverse impact that COVID-19 has had on our operations and performance. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Although we realized a net loss for the three months ended March 31, 2022, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,288,999 as of March 31, 2022 and $1,136,895 as of December 31, 2021.

Accounts Receivable and Allowance for Doubtful Accounts: In January 2022, the Company adopted Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an update issued by the Financial Accounting Standards Board (“FASB”). The update changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broad range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (Continued)

Under CECL, the Company determined that a reserve of 1% of the outstanding accounts receivable balance was sufficient to cover unexpected credit losses and maintained a reserve of $6,593 as of March 31, 2022 and December 31, 2021. During each of the three months ended March 31, 2022 and 2021, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value. Inventory is routinely evaluated to identify damaged, obsolete, and unusable inventory and for physical inventory differences. A reserve of approximately 5% to 10% of the parts balance is maintained to account for obsolescence and physical inventory differences and impaired inventory is written off when necessary. The Company maintained a reserve of $3,996 as of March 31, 2022 and December 31, 2021.

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

March 31, 2022

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	March 31, 2022	March 31, 2021
Stock options	2,975,000	3,875,000
Warrant	7,000,000	7,000,000
	9,975,000	10,875,000

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2022	December 31, 2021
Finished products	$360,614	$613,939
Raw materials and work in process	194,099	220,325
Inventory	$554,713	$834,264

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

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021
Equipment, principally gaming equipment under lease	$6,148,408	$6,150,286
Delivery truck	78,247	78,247
Office equipment, furniture and fixtures	89,162	89,162
Leasehold improvements	91,794	91,794
Property and equipment	6,407,611	6,409,489
Less accumulated depreciation and amortization	(3,291,442)	(3,036,591)
Property and equipment, net	$3,116,169	$3,372,898

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 3.  Property and Equipment (Continued)

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $8,797 and $6,377 for the three months ended March 31, 2022 and 2021, respectively.

Note 4.  License Fees

License fees consist of the following:

	March 31, 2022	December 31, 2021
Purchased licenses	$362,760	$379,660
Less accumulated amortization	(346,710)	(346,710)
License fees, net	$16,050	$32,950

Under a patent cross license agreement with a licensor, the Company was required to pay an upfront per unit license fee on games (slot machines) placed in service, each identifiable by a unique serial number. Upon amendments of the patent cross license agreement in March and October 2020, license fees incurred after September 30, 2020 at $45,000 per quarter were expensed on a straight-line basis at $15,000 per month. On November 30, 2021, the agreement was further amended reverting to a per unit fee on machines. In December 2021, the Company paid $32,500 upfront for the first 50 machines to be deployed under the new agreement, with subsequent fees due and payable on a quarterly basis and based on machines initially deployed in the preceding calendar quarter. The $650 per unit fee for the licenses is being added to the cost of slot machines as they are built for sale or lease. The remaining per unit license fee as of March 31, 2022 and December 31, 2021 was $15,600 and $32,500, respectively. See Note 9 for further details regarding the patent cross license agreement.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated Statements of Operations relating to the source code licenses was $-0- and $833 for the three months ended March 31, 2022 and 2021, respectively. The purchased source code license was fully amortized as of September 30, 2021.

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

March 31, 2022

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

On the Closing Date, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the end of the advance period which expired on November 30, 2020. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $54,259 and $59,701 as of March 31, 2022 and December 31, 2021, respectively.

Debt discount of $137,509 was calculated as the cost associated with the debt in proportion to the total cost of the debt that was refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $66,806 and $73,975 as of March 31, 2022 and December 31, 2021, respectively.

The Loan is subject to covenant clauses whereby the Company is required to meet certain key financial ratios. Due to the material effect that COVID-19 had on the Company’s revenues, the Lender amended the Loan in September 2020, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending June 30, 2021. Due to the continued impact of COVID-19 on the Company’s operations, the Lender executed a second amendment to the Loan in March 2021, which waived compliance with the financial ratio covenants and further extended and reset compliance with the covenants commencing with the quarter ending December 31, 2021. As of March 31, 2022, the Company is in compliance with the amended covenants.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 5. Notes Payable (Continued)

As of March 31, 2022 and December 31, 2021, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	March 31, 2022	December 31, 2021

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$3,748,687	$3,889,153
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	727,789	751,230

Total Notes Payable						4,476,476	4,640,383
Less: amounts classified as current						(708,410)	(683,484)
Long-Term Notes Payable						$3,768,066	$3,956,899

The following table lists the future principal payments due on the Notes as of March 31, 2022:

Year Ending December 31,	Amount
Remaining 2022	$519,577
2023	790,371
2024	2,768,025
2025	398,503
$4,476,476

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations related to the Notes payable for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021

Interest on Notes payable	$153,257	$174,394
Amortization of debt discount	12,611	13,015
	$165,868	$187,409

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. Interest expense in the consolidated Statements of Operations related to the auto loan for the three months ended March 31, 2022 and 2021 was $1,068 and $725, respectively.

As of March 31, 2022 and December 31, 2021, the principal balance of the auto loan was as follows:

	March 31, 2022	December 31, 2021
Total Auto Loan	$63,214	$66,816
Less: amounts classified as current	(14,871)	(14,669)
Long-Term Portion of Auto Loan	$48,343	$52,147

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 6. Auto Loan (Continued)

The following table lists the future principal payments due to FC on the auto loan as of March 31, 2022:

Year Ending December 31,	Amount
Remaining 2022	$11,066
2023	15,502
2024	16,377
2025	17,313
2026	2,956
$63,214

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

March 31, 2022

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 8. Leases (Continued)

The following table summarizes the right-of-use asset and lease liability as of March 31, 2022:

Right-of-use Asset	$366,242

Lease Liability
Current	$77,336
Long-term	335,153
$412,489

Lease expense for each of the three months ended March 31, 2022 and 2021 was $40,654.

The following table summarizes the Company’s scheduled future minimum lease payments as of March 31, 2022:

Year Ended December 31:
Remaining 2022	$80,384
2023	109,298
2024	111,612
2025	113,925
2026	77,106
Minimum lease payments	492,325
Less: imputed interest	(79,836)
Present value of minimum lease payments	412,489
Less: current maturities of lease liability	(77,336)
Long-term lease liability	$335,153

As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease term for the building lease was 4.4 years and 4.7 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of March 31, 2022 and December 31, 2021 was 8%.

Note 9. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

On March 10, 2020 and October 13, 2020, the Company and a licensor amended the terms under a patent cross license agreement which required the Company to pay an upfront per unit license fee on games (slot machines) placed in service after the agreement date and for a period of five years. The March 2020 amendment removed the upfront per unit license fee in the original agreement and replaced it with a quarterly un-recoupable fee of $45,000 payable within fifteen days after the end of each calendar quarter and removed all audit provisions. The amendment was to terminate after five years from October 1, 2019, or September 30, 2024. The October 2020 amendment allowed the Company to defer the payment of the quarterly fees according to the deferred payment schedule delineated in the amendment, extended the termination of the agreement to December 31, 2024, increased the final four quarterly payments to $50,000 and extended the final four quarterly payments beyond the termination date to 2025.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 9. Commitments (Continued)

On November 30, 2021, the agreement was further amended reverting to a per unit fee on games. The amendment stipulated that the Company pay fees outstanding under the previous amendment plus upfront fees for the first 50 games/serial numbers to be deployed under the new agreement. Subsequent fees are due and payable on a quarterly basis and based on games initially deployed in the preceding calendar quarter. In December 2021, upon payment of $45,000 for fees outstanding under the previous amendment plus $32,500 for the initial games to be deployed under the amendment, the Company was released from all claims under the previous amendment. In November 2021, the Company reversed the remaining $195,000 in accrued liability for the quarterly license fee which resulted in a reduction to the operating expenses.

License fees included as operating expenses in the consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 were $-0- and $45,000, respectively.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 10.  Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

A summary of option transactions in 2022 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	2,975,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	0.13
Options outstanding at March 31, 2022	2,975,000	$0.13
Options available for grant under the 2016 Plan at March 31, 2022	2,725,000

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price was recognized over the vesting period. Compensation expense related to stock options for the three months ended March 31, 2022 and 2021 was $8,570 and $15,653, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2022:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	5.1	$0.13	-	3,865,000	4.9	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2021:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	5.3	$0.13	-	2,290,000	5.2	$0.13	-

As of March 31, 2022, there was approximately $1,082 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 0.9 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 10.  Stockholders’ Equity (Continued)

Warrants: On November 27, 2019 in connection with the Loan obtained by the Company, the Company issued to PDS Gaming a Warrant entitling the Lender to purchase up to 7,000,000 shares of (voting) common stock of the Company at an exercise price of $.05 per share, expiring 120 months* after the issue date. The Warrant cannot be exercised until PDS Gaming is licensed in all of the Company’s gaming jurisdictions and was not to be exercised in a cashless exercise within the first six months following issuance.

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Stock price	$0.12	$0.13
Exercise price	$0.05	$0.05
Weighted average volatility	68.2%	68.2%
Expected dividend yield	—	—
Expected term (in years)	7.7	7.9
Weighted average risk free interest rate	2.4%	1.4%

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

Based on the volatility in stock price of the comparable public companies and the calculation of the CV per the formula above, the resulting stock price of $0.12 and $0.13 price per share was used in the Black Scholes model to determine fair value of the Warrant at March 31, 2022 and December 31, 2021, respectively.

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2021	$714,350
Net change in fair value	(46,771)
Balance at March 31, 2022	$667,579

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 10.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table is a summary of the Warrant activity for the three months ended March 31, 2022:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2021	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at March 31, 2022	7,000,000	$0.05
Warrants exercisable at March 31, 2022	7,000,000

The following table summarizes information with respect to the Warrant outstanding at March 31, 2022:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	7.7	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2021:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	7.9	$0.05	-

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated Statements of Operations:

	March 31, 2022	March 31, 2021
Common Stock	7,000,000	7,000,000
Nonvoting Common Stock	2,975,000	3,875,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 10.  Stockholders’ Equity (Continued)

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2022:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount
Balances at December 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,647,509	$(29,917,052)	266,902	$(20,811)	$747,863
Net loss	—	—	—	—	—	(95,197)	—	—	(95,197)
Stock based compensation	—	—	—	—	8,570	—	—	—	8,570
Balances at March 31, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,079	$(30,012,249)	266,902	$(20,811)	$661,236

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2021:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount
Balances at December 31, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,595,461	$(28,994,572)	266,902	$(20,811)	$1,618,295
Net loss	—	—	—	—	—	(1,124)	—	—	(1,124)
Stock based compensation	—	—	—	—	15,653	—	—	—	15,653
Balances at March 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,611,114	$(28,995,696)	266,902	$(20,811)	$1,632,824

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

March 31, 2022

Note 11.  Revenue (Continued)

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of March 31, 2022 and December 31, 2021, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of March 31, 2022 or December 31, 2021, respectively.

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
Lease and license fees:
Flat daily rate lease	$585,282	$716,219
Participation lease	342,798	257,873
License fees	—	12,730
	$928,080	$986,822

Sales of gaming products and parts:
Slot machine sales	$528,417	$17,000
Parts and ancillary items sales	22,141	16,535
	$550,558	$33,535

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2022

Note 12.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2022, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $14,935,000. $12,773,000 of the NOL carryforwards expire at various times through 2038 and $2,162,000 of the NOLs can be carried forward indefinitely. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax expense represents the amount of estimated minimum state taxes payable.

Note 13. Concentration of Risk – Major Customers

The Company generated approximately 30% and 22% of its revenue from its top three customers for each of the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, accounts receivable from three casino customers represented 29% of total accounts receivable. At December 31, 2021, accounts receivable from four casino customers represented 45% of total accounts receivable. One customer represented 16% of the accounts receivable balance as of March 31, 2022 and one customer represented 13% of the accounts receivable balance as of December 31, 2021.

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

In 2021, we received funding under the federal PPP loan program through the SBA that has helped to lessen the impact of COVID-19 for eligible expenses under the program. In addition, aggressive expense management has been employed to mitigate the adverse impact that COVID-19 has had and continues to have on our operations and performance. The situation surrounding COVID-19 is fluid and the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19 and its variants and sub-variants, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

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

In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. The current slot machine products are:

•	Around the World in 80 Days	•	Lightning Lotto
•	Beauty and the Beast	•	Lucky Shamrock – Screaming Links
•	Bierfeier – Screaming Links	•	Penny Palooza
•	Candy Cash	•	Pixiu – Quick Link
•	Cash Flow	•	Prosperous Buddha – Persistent Link
•	Cinderella	•	Scarabs of Egypt – Screaming Links
•	Crazy 8’s Link Deluxe	•	Si Shou
•	Drachma – Quick Link	•	Si Xiang – Screaming Links
•	Duck Dynamite	•	Slotto
•	Electric Sevens – Quick Link	•	Snow White
•	Eye of RA – Persistent Link	•	Snow White – Screaming Links
•	Fins N Wins	•	Swamp Fever
•	Fruit Jackpots	•	Swamp Fever – Persistent Link
•	Fruit Treasure	•	Swamp Frenzy
•	Golden Egg	•	Thunder Spirit – Quick Link
•	Goyaate	•	Ultimate Screaming Links – Golden Egg
•	Great Balls of Fire – Screaming Links	•	Ultimate Screaming Links – Golden Geigi
•	Hao Yun	•	Ultimate Screaming Links – Great Balls of Fire
•	Hua Mulan – Screaming Links	•	Vampires Fortune
•	Jackpot Link Deluxe – Jackpot Link Deluxe	•	Xingyun Gou – Quick Link
•	Jumbo Fish Stacks	•	Year of the Horse
•	Jungle Book	•	Ye Xian
•	Jungle Jackpots – Screaming Links	•	Zhang Jiao – Screaming Links
•	Just Jackpots	•	Zuo Ci – Screaming Links
•	Lava Queen – Quick Link

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace.

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 21 state jurisdictions. As of March 31, 2022, we had 346 video slot machines out on lease or revenue share placed in 53 different casinos.

We realized a net loss of $95,197 and generated $208,793 in cash from operations in the three months ended March 31, 2022.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2022 were $1,479,000 compared to $1,020,000 for the comparable prior year period, an increase of $459,000. Lease and license fees decreased by a net of $59,000 to $928,000 for the three months ended March 31, 2022 as compared to $987,000 for the three months ended March 31, 2021. $13,000 of the decrease is directly attributable to the timing of the license fee. The remaining decrease of $46,000 is attributable the decrease in the average daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the effects of COVID-19.

Sales of slot machines and related parts increased by $517,000 to $550,000 for the three months ended March 31, 2022 as compared to $33,000 for the three months ended March 31, 2021. The Company sold 26 slot machines for $528,000 and had miscellaneous parts sales of $22,000 during the quarter ending March 31, 2022. The Company had miscellaneous parts sales of $16,000 and sold 14 slot machine units that were previously leased for $17,000 during the quarter ending March 31, 2021.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended March 31, 2021 were $4,000 as compared to $303,000 for the three months ended March 31, 2022, an increase of $299,000 as a result of the unit sales that occurred during the quarter ended March 31, 2022.

Depreciation on slot machine units out on lease increased by $23,000 to $289,000 for the three months ended March 31, 2022 from $266,000 for the three months ended March 31, 2021. This increase was the result of the increase in fixed assets built and placed in service during the latter part of 2021 and the first quarter of 2022.

License fee costs decreased $12,000 during the three months ended March 31, 2022, the direct result of the timing of the license fees.

Operating Expenses

Operating expenses decreased a net of $37,000 to $104,000 for the three months ended March 31, 2022, from $141,000 for the three months ended March 31, 2021. This decrease was the result of the elimination of the patent cross license fee of $45,000 that was incurred during the quarter ended March 31, 2021, offset by the increase in freight and hardware and supplies due to the increase in the slot machines installed and sold during the quarter ended March 31, 2022.

Research and Development Expenses

Research and development expenses increased by $123,000 to $179,000 for the three months ended March 31, 2022, from $56,000 for the three months ended March 31, 2021. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is the direct result of payroll and benefit costs that were offset by the PPP2 proceeds received during the quarter ended March 31, 2021, as well as the addition of two programmers during the latter part of 2021 and one part-time programmer in early 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $571,000 for the three months ended March 31, 2022 versus $325,000 for the three months ended March 31, 2021, an increase of $246,000. This increase is the result of the application of PPP2 proceeds against payroll costs during the quarter ended March 31, 2021 as well as the addition of a regional sales director. In addition, travel, meals, and entertainment were significantly reduced during the quarter ended March 31, 2021 due to sustained casino and travel restrictions because of COVID-19.

Depreciation and Amortization

Depreciation and amortization increased by $2,000 to $9,000 for the three months ended March 31, 2022 from $7,000 for the three months ended March 31, 2021. This increase is due to the depreciation on the delivery truck purchased and placed in service in January 2021.

Interest Expense

Interest expense decreased $21,000 for the three months ended March 31, 2022, from $188,000 for the three months ended March 31, 2021, to $167,000 due to the paydown of principal on the notes payable and auto loan.

Gain (Loss) on Change in Fair Value of Warrant Liability

A $68,000 swing in fair value of the warrant liability was caused by the change in the estimated fair market value of our common stock, from an estimated $.13 per share as of December 31, 2021 to $.12 per share as of March 31, 2022. This resulted in a gain of $47,000 during the three months ended March 31, 2022 versus a loss of $21,000 during the three months ended March 31, 2021.

Liquidity and Capital Resources

We realized a net loss of $95,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2022 and 2021 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$209,000	$576,000	$(367,000)
Net cash used in investing activities	(78,000)	(524,000)	446,000
Net cash used in financing activities	(180,000)	(78,000)	(102,000)
Net decrease in cash	(49,000)	(26,000)	$(23,000)
Cash, beginning of year	1,619,000	1,858,000
Cash, end of period	$1,570,000	$1,832,000

For the three months ended March 31, 2022, cash provided by operating activities decreased $367,000, from $576,000 for the three months ended March 31, 2021 to $209,000. The decrease in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities decreased by $446,000, from $524,000 for the three months ended March 31, 2021 to $78,000 for the three months ended March 31, 2022. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This decrease in cash used was due to the decrease in slot machines built and placed in service during the period, as well as the purchase of the delivery truck in January 2021.

Net cash used in financing activities was $78,000 for the three months ended March 31, 2021, versus $180,000 for the three months ended March 31, 2022. Proceeds of $78,000 were received for the auto loan taken during the three months ended March 31, 2021. Total principal payments on the notes and auto loan were $180,000 for the three months ended March 31, 2022 and $156,000 for the three months ended March 31, 2021, an increase in principal payments of $24,000. The decrease in the auto loan, coupled with the increase in principal payments on the notes and the auto loan resulted in the net increase in cash used in financing activities of $102,000.

Operations and Liquidity Management

For the three months ended March 31, 2022, we sustained a net loss of $95,000 however we generated $209,000 in cash from operating activities and maintained and sustained a working capital surplus.

Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), and the continued waves of variants and subvariants of COVID-19, the Company’s operations have been significantly impacted. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

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

As of March 31, 2022, our cash balance was $1,570,000 and our current gross cash requirements are approximately $260,000 to $280,000 per month, principally for salaries, professional services, licenses, and office expenses and $111,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2022:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$412,489	$77,336	$181,861	$153,292	$—
Auto loan (2)	63,214	14,871	32,317	16,026	—
Debt obligations (3)	4,476,476	708,410	3,768,066	—	—
Total	$4,952,179	$800,617	$3,982,244	$169,318	$—

(1)	Represents operating lease agreement for office and warehouse facility.
(2)	Represents principal payments on auto loan.
(3)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company sustained a net loss for the three months ended March 31, 2022, however it generated cash from operations and has maintained and sustained a working capital surplus. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company’s performance has been significantly impacted. As the situation surrounding COVID-19 is fluid, the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

The Company is subject to covenant clauses in its Loan Agreement with the Lender whereby it is required to meet certain key financial ratios. Due to the material effect that COVID-19 has on the Company’s revenues, the Lender amended the Loan in September 2020 and again in March 2021, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending December 31, 2021. As of March 31, 2022, the Company is in compliance with the amended covenants.

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

As of March 31, 2022, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: May 13, 2022	Lightning Gaming, Inc.
	By:	/s/Brian Haveson Brian Haveson Chief Executive Officer and Director

