Form 10-Q
period 2022-09-30
Lightning Gaming, Inc.
filed 2022-11-14
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of November 14, 2022 and 33,300,000 shares of Nonvoting Common Stock as of November 14, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021;
3	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021;
4	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021;
5	Notes to Unaudited Consolidated Financial Statements.

Item	1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,201,868	$1,619,572
Accounts receivable, net	1,086,487	781,646
Inventory, net	672,256	834,264
Prepaid expenses	196,049	212,499
Total Current Assets	3,156,660	3,447,981

Property and Equipment, net	2,524,429	3,372,898

Right-of-use asset - building	331,625	383,000
Other assets	8,193	8,193
License fees, net of accumulated amortization	17,350	32,950

Total Assets	$6,038,257	$7,245,022

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$73,500	$519,239
Accrued expenses	235,836	125,584
Accrued interest	92	188
Current portion of lease liability	81,658	75,239
Current portion of auto loan	15,291	14,669
Current portion of notes payable, net	761,942	683,484
Total Current Liabilities	1,168,319	1,418,403

Long-Term Debt and Other Liabilities
Long-term notes payable, net	3,373,942	3,956,899
Long-term portion of auto loan	40,603	52,147
Warrant liability	537,632	714,350
Long-term lease liability	293,511	355,360
Total Long-Term Debt and Other Liabilities	4,245,688	5,078,756

Total Liabilities	5,414,007	6,497,159

Commitments (Note 9)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting preferred stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,656,277	30,647,509
Accumulated deficit	(30,049,433)	(29,917,052)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	624,250	747,863

Total Liabilities and Stockholders’ Equity	$6,038,257	$7,245,022

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2022 and 2021

(Unaudited)

	September 30, 2022	September 30, 2021
Revenues
Lease and license fees	$910,309	$1,010,099
Sales of gaming products and parts	346,782	220,010
Total revenues	1,257,091	1,230,109
Costs of Revenue
Cost of products sold	134,337	146,848
Depreciation	280,160	295,540
License fees	2,142	8,640
Costs of revenue	416,639	451,028

Gross Profit	$840,452	$779,081

Operating expenses
Operating expenses	146,731	115,032
Research and development	168,697	123,811
Selling, general and administrative expenses	582,545	543,436
Depreciation and amortization	8,335	9,210
Total operating expenses	906,308	791,489

Operating (loss)	$(65,856)	$(12,408)

Non-operating income (expense)
Interest expense	(158,074)	(181,966)
Interest income	3,920	—
Gain (loss) on change in fair value of warrant liability	130,502	(228,984)
Total non-operating expense	(23,652)	(410,950)
Net (loss) before income taxes	(89,508)	(423,358)
Income tax expense	(375)	(375)
Net (loss)	$(89,883)	$(423,733)
Net (loss) per common share - basic	$(0.00)	$(0.01)
Net (loss) per common share - diluted	$(0.00)	$(0.01)
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic and diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	September 30, 2022	September 30, 2021
Revenues
Lease and license fees	$2,775,311	$2,996,519
Sales of gaming products and parts	1,456,498	429,480
Total revenues	4,231,809	3,425,999
Costs of Revenue
Cost of products sold	812,474	226,903
Depreciation	855,276	849,726
License fees	2,142	20,860
Costs of revenue	1,669,892	1,097,489

Gross Profit	$2,561,917	$2,328,510

Operating expenses
Operating expenses	349,881	386,783
Research and development	516,663	289,017
Selling, general and administrative expenses	1,730,581	1,385,109
Depreciation and amortization	25,929	25,684
Total operating expenses	2,623,054	2,086,593

Operating (loss) income	$(61,137)	$241,917

Non-operating income (expense)
Interest expense	(487,308)	(555,430)
Interest income	9,412	194
Gain (loss) on change in fair value of warrant liability	176,718	(555,980)
Income from employee retention credits	231,059	—
Total non-operating expense	(70,119)	(1,111,216)
Net (loss) before income taxes	(131,256)	(869,299)
Income tax expense	(1,125)	(2,844)
Net (loss)	$(132,381)	$(872,143)
Net (loss) per common share - basic	$(0.00)	$(0.02)
Net (loss) per common share - diluted	$(0.00)	$(0.02)
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic and diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities
Net loss	$(132,381)	$(872,143)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	881,205	875,410
Stock based compensation	8,768	40,636
Amortization of debt discount	37,710	39,232
Loss (gain) on change in fair value of warrant liability	(176,718)	555,980
Changes in Assets and Liabilities
Increase in accounts receivable	(304,841)	(174,862)
Decrease in inventory	351,486	862,360
Decrease in prepaid expenses	16,451	7,665
Increase in deposits with vendors	—	(271,633)
(Increase) decrease in right-of-use asset and lease liability	(4,056)	23,702
Decrease in accounts payable	(445,738)	(70,385)
Increase in accrued expenses	110,252	100,479
(Decrease) increase in accrued interest	(96)	191
Net Cash Provided by Operating Activities	342,042	1,116,632

Cash Flows from Investing Activities
Purchase of equipment	(206,615)	(875,986)

Net Cash Used in Investing Activities	(206,615)	(875,986)

Cash Flows from Financing Activities
Proceeds from auto loan	—	78,248
Repayment of notes payable	(542,209)	(475,931)
Payments on auto loan	(10,922)	(7,887)

Net Cash Used in Financing Activities	(553,131)	(405,570)

Net Decrease in Cash	(417,704)	(164,924)

Cash - Beginning of period	1,619,572	1,857,901

Cash - End of period	$1,201,868	$1,692,977

See Notes to Unaudited Consolidated Financial Statements

7

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2022 and 2021 (Continued)

(Unaudited)

	September 30, 2022	September 30, 2021
Supplemental Disclosure of Non-Cash Financing Activities:
Transfers among inventory, equipment and licenses, net	$189,478	$83,159

Supplemental Information:
Cash paid for:
Interest	$449,694	$516,006
Income taxes	$1,533	$1,780

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2022

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

Basis of Presentation

The unaudited interim consolidated financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 30, 2022 (“Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2021 was derived from the Company’s consolidated audited financial statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire year.

The accompanying interim consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company recognized a net loss, it generated approximately $342,000 in cash from operations for the nine months ended September 30, 2022 and has maintained and sustained a working capital surplus. Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), and the continued waves of variants and subvariants of COVID-19, the Company’s operations have been significantly impacted. The ability to measure the degree to which COVID-19 will continue to impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19 and its variants and sub-variants, as well as any continued or future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

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

Although we realized a net loss for the nine months ended September 30, 2022, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $752,693 as of September 30, 2022 and $1,136,895 as of December 31, 2021.

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

September 30, 2022

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

Under CECL, the Company determined that a weighted average reserve of .5% of the outstanding accounts receivable balance was sufficient to cover unexpected credit losses and maintained a reserve of $6,593 as of September 30, 2022 and December 31, 2021. During each of the three and nine months ended September 30, 2022 and 2021, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value. Inventory is routinely evaluated to identify damaged, obsolete, and unusable inventory and for physical inventory differences. A reserve of approximately 5% to 10% of the parts balance is maintained to account for obsolescence and physical inventory differences and impaired inventory is written off when necessary. The Company maintained a reserve of $4,416 and $3,996 as of September 30, 2022 and December 31, 2021, respectively.

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

September 30, 2022

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	September 30, 2022	September 30, 2021
Stock options	2,975,000	3,375,000
Warrants	7,000,000	7,000,000
	9,975,000	10,375,000

Note 2.  Inventory

Inventory consists of the following:

	September 30, 2022	December 31, 2021
Finished products	$483,138	$613,939
Raw materials and work in process	193,534	224,321
Less reserve	(4,416)	(3,996)
Inventory	$672,256	$834,264

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 3.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
Equipment, principally gaming equipment under lease	$5,970,877	$6,150,286
Delivery truck	78,247	78,247
Office equipment, furniture and fixtures	89,162	89,162
Leasehold improvements	91,794	91,794
Property and equipment	6,230,080	6,409,489
Less accumulated depreciation and amortization	(3,705,651)	(3,036,591)
Property and equipment, net	$2,524,429	$3,372,898

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $8,335 and $8,655 for the three months ended September 30, 2022 and 2021, respectively, and $25,929 and $23,462 for the nine months ended September 30, 2022 and 2021, respectively.

Note 4.  License Fees

License fees consist of the following:

	September 30, 2022	December 31, 2021
Purchased licenses	$364,060	$379,660
Less accumulated amortization	(346,710)	(346,710)
License fees, net	$17,350	$32,950

Under a patent cross license agreement with a licensor, the Company was required to pay an upfront per unit license fee on games (slot machines) placed in service, each identifiable by a unique serial number. Upon amendments of the patent cross license agreement in March and October 2020, license fees incurred after September 30, 2020 at $45,000 per quarter were expensed on a straight-line basis at $15,000 per month. On November 30, 2021, the agreement was further amended reverting to a per unit fee on machines. In December 2021, the Company paid $32,500 upfront for the first 50 machines to be deployed under the new agreement, with subsequent fees due and payable on a quarterly basis and based on machines initially deployed in the preceding calendar quarter. The $650 per unit fee for the licenses is being added to the cost of slot machines as they are built for sale or lease. The remaining per unit license fee as of September 30, 2022 and December 31, 2021 was $16,900 and $32,500, respectively. See Note 9 for further details regarding the patent cross license agreement.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated Statements of Operations relating to the source code licenses was $-0- and $555 for the three months ended September 30, 2022 and 2021, respectively, and $-0- and $2,222 for the nine months ended September 30, 2022 and 2021, respectively. The purchased source code license was fully amortized as of September 30, 2021.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

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

On the Closing Date, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the end of the advance period which expired on November 30, 2020. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $43,372 and $59,701 as of September 30, 2022 and December 31, 2021, respectively.

Debt discount of $137,509 was calculated as the cost associated with the debt in proportion to the total cost of the debt that was refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $52,594 and $73,975 as of September 30, 2022 and December 31, 2021, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 5. Notes Payable (Continued)

The Loan is subject to covenant clauses whereby the Company is required to meet certain key financial ratios. Due to the material effect that COVID-19 had on the Company’s revenues, the Lender amended the Loan in September 2020, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending June 30, 2021. Due to the continued impact of COVID-19 on the Company’s operations, the Lender executed a second amendment to the Loan in March 2021, which waived compliance with the financial ratio covenants and further extended and reset compliance with the covenants commencing with the quarter ending December 31, 2021. In August 2022, the Lender executed a third amendment which reset the financial ratio covenants through June 30, 2023. As of September 30, 2022, the Company is in compliance with the amended financial ratio covenants.

As of September 30, 2022 and December 31, 2021, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	September 30, 2022	December 31, 2021

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$3,457,011	$3,889,153
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	678,873	751,230

Total Notes Payable						4,135,884	4,640,383
Less: amounts classified as current						(761,942)	(683,484)
Long-Term Notes Payable						$3,373,942	$3,956,899

The following table lists the future principal payments due on the Notes as of September 30, 2022:

Year Ending December 31,	Amount
Remaining 2022	$178,985
2023	790,371
2024	2,768,025
2025	398,503
$4,135,884

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations related to the Notes payable for the three months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021

Interest on Notes payable	$144,744	$167,807
Amortization of debt discount	12,522	13,139
	$157,266	$180,946

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 5. Notes Payable (Continued)

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations related to the Notes payable for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021

Interest on Notes payable	$447,116	$513,394
Amortization of debt discount	37,710	39,232
	$484,826	$552,626

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. Interest expense in the consolidated Statements of Operations related to the auto loan for the three months ended September 30, 2022 and 2021 was $808 and $1,020, respectively. Interest expense related to the auto loan for the nine months ended September 30, 2022 and 2021 was $2,482 and $2,804, respectively.

As of September 30, 2022 and December 31, 2021, the principal balance of the auto loan was as follows:

	September 30, 2022	December 31, 2021
Total Auto Loan	$55,894	$66,816
Less: amounts classified as current	(15,291)	(14,669)
Long-Term Portion of Auto Loan	$40,603	$52,147

The following table lists the future principal payments due to FC on the auto loan as of September 30, 2022:

Year Ending December 31,	Amount
Remaining 2022	$3,746
2023	15,502
2024	16,377
2025	17,313
2026	2,956
$55,894

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

September 30, 2022

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

September 30, 2022

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

The following table summarizes the right-of-use asset and lease liability as of September 30, 2022:

Right-of-use Asset	$331,625

Lease Liability
Current	$81,658
Long-term	293,511
$375,169

Lease expense for each of the three months ended September 30, 2022 and 2021 was $40,654 and lease expense for the nine months ended September 30, 2022 and 2021 was $121,776 and $122,446, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 8. Leases (Continued)

The following table summarizes the Company’s scheduled future minimum lease payments as of September 30, 2022:

Year Ended December 31:
Remaining 2022	$27,180
2023	109,299
2024	111,612
2025	113,925
2026	77,106
Minimum lease payments	439,122
Less: imputed interest	(63,953)
Present value of minimum lease payments	375,169
Less: current maturities of lease liability	(81,658)
Long-term lease liability	$293,511

As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease term for the building lease was 3.9 years and 4.7 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of September 30, 2022 and December 31, 2021 was 8%.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 9. Commitments (Continued)

License fees included as operating expenses in the consolidated Statements of Operations for the three months ended September 30, 2022 and 2021 were $-0- and $45,000, respectively. License fees included as operating expenses in the consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021 were $-0- and $135,000, respectively.

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

A summary of option transactions in 2022 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	2,975,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2022	2,975,000	$0.13
Options available for grant under the 2016 Plan at September 30, 2022	2,725,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 10.  Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price was recognized over the vesting period. Compensation expense related to stock options for the three months ended September 30, 2022 and 2021 was $93 and $11,738, respectively. Compensation expense related to stock options for the nine months ended September 30, 2022 and 2021 was $8,768 and $40,636, respectively.

The following table summarizes information with respect to stock options outstanding at September 30, 2022:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	4.6	$0.13	-	2,885,000	4.5	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2021:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	5.3	$0.13	-	2,290,000	5.2	$0.13	-

As of September 30, 2022, there was approximately $884 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 3.4 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

September 30, 2022

Note 10.  Stockholders’ Equity (Continued)

Warrants (Continued)

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Stock price	$0.10	$0.13
Exercise price	$0.05	$0.05
Weighted average volatility	69.7%	68.2%
Expected dividend yield	—	—
Expected term (in years)	7.2	7.9
Weighted average risk free interest rate	4.0%	1.4%

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

Based on the volatility in stock price of the comparable public companies and the calculation of the CV per the formula above, the resulting stock price of $0.10 and $0.13 price per share was used in the Black Scholes model to determine fair value of the Warrant at September 30, 2022 and December 31, 2021, respectively.

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2021	$714,350
Net change in fair value	(46,771)
Balance at March 31, 2022	667,579
Net change in fair value	555
Balance at June 30, 2022	668,134
Net change in fair value	(130,502)
Balance at September 30, 2022	$537,632

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 10.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table is a summary of the Warrant activity for the nine months ended September 30, 2022:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2021	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at September 30, 2022	7,000,000	$0.05
Warrants exercisable at September 30, 2022	7,000,000

The following table summarizes information with respect to the Warrant outstanding at September 30, 2022:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	7.2	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2021:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	7.9	$0.05	-

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated Statements of Operations:

	September 30, 2022	September 30, 2021
Common Stock	7,000,000	7,000,000
Nonvoting Common Stock	2,975,000	3,375,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 10.  Stockholders’ Equity (Continued)

The following table reconciles the changes in stockholders’ equity for the three and nine months ended September 30, 2022:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,647,509	$(29,917,052)	266,902	$(20,811)	$747,863
Net loss	—	—	—	—	—	(95,197)	—	—	(95,197)
Stock based compensation	—	—	—	—	8,570	—	—	—	8,570
Balances at March 31, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,079	$(30,012,249)	266,902	$(20,811)	$661,236
Net income	—	—	—	—	—	52,699	—	—	52,699
Stock based compensation	—	—	—	—	105	—	—	—	105
Balances at June 30, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,184	$(29,959,550)	266,902	$(20,811)	$714,040
Net loss	—	—	—	—	—	(89,883)	—	—	(89,883)
Stock based compensation	—	—	—	—	93	—	—	—	93
Balances at September 30, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,277	$(30,049,433)	266,902	$(20,811)	$624,250

The following table reconciles the changes in stockholders’ equity for the three and nine months ended September 30, 2021:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,595,461	$(28,994,572)	266,902	$(20,811)	$1,618,295
Net loss	—	—	—	—	—	(1,124)	—	—	(1,124)
Stock based compensation	—	—	—	—	15,653	—	—	—	15,653
Balances at March 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,611,114	$(28,995,696)	266,902	$(20,811)	$1,632,824
Net loss	—	—	—	—	—	(447,286)	—	—	(447,286)
Stock based compensation	—	—	—	—	13,245	—	—	—	13,245
Balances at June 30, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,624,359	$(29,442,982)	266,902	$(20,811)	$1,198,783
Net loss	—	—	—	—	—	(423,733)	—	—	(423,733)
Stock based compensation	—	—	—	—	11,738	—	—	—	11,738
Balances at September 30, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,636,097	$(29,866,715)	266,902	$(20,811)	$786,788

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of September 30, 2022 and December 31, 2021, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of September 30, 2022 or December 31, 2021, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 11.  Revenue (Continued)

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Lease and license fees:
Flat daily rate lease	$624,503	$695,043	$1,823,137	$2,144,417
Participation lease	283,426	306,056	949,794	830,372
License fees	2,380	9,000	2,380	21,730
	$910,309	$1,010,099	$2,775,311	$2,996,519
Sales of gaming products and parts:
Slot machine sales	$309,209	$111,000	$1,374,395	$279,680
Parts and ancillary items sales	37,573	109,010	82,103	149,800
	$346,782	$220,010	$1,456,498	$429,480

Note 12. Income from Employee Retention Credits

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

As of September 30, 2022, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $14,919,000. $12,773,000 of the NOL carryforwards expire at various times through 2038 and $2,146,000 of the NOLs can be carried forward indefinitely. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the consolidated financial statements.

The current tax expense represents the amount of estimated minimum state taxes payable.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2022

Note 14. Concentration of Risk – Major Customers

The Company generated approximately 28% and 19% of its revenue from its top three customers for each of the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, accounts receivable from three casino customers represented 60% of total accounts receivable. At December 31, 2021, accounts receivable from four casino customers represented 45% of total accounts receivable. One customer represented 43% of the accounts receivable balance as of September 30, 2022 and one customer represented 13% of the accounts receivable balance as of December 31, 2021.

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

The information contained in this section has been derived from our consolidated financial statements and should be read together with the consolidated financial statements and related notes contained elsewhere in this report.

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

In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. The current slot machine products are:

•	Around the World in 80 Days	•	Lightning Lotto
•	Beauty and the Beast	•	Lucky Shamrock – Screaming Links
•	Bierfeier – Screaming Links	•	Penny Palooza
•	Candy Cash	•	Pixiu – Quick Link
•	Cash Flow	•	Prosperous Buddha – Persistent Link
•	Cinderella	•	Scarabs of Egypt – Screaming Links
•	Crazy 8’s Link Deluxe	•	Si Shou
•	Drachma – Quick Link	•	Si Shou Zao Ci
•	Duck Dynamite	•	Si Xiang – Screaming Links
•	Electric Sevens – Quick Link	•	Slotto
•	Eye of RA – Persistent Link	•	Snow White
•	Fins N Wins	•	Snow White – Screaming Links
•	Fruit Jackpots	•	Swamp Fever
•	Fruit Treasure	•	Swamp Fever – Persistent Link
•	Golden Egg	•	Swamp Frenzy
•	Goyaate	•	Thunder Spirit – Quick Link
•	Great Balls of Fire – Screaming Links	•	Ultimate Screaming Links – Golden Egg
•	Hao Yun	•	Ultimate Screaming Links – Golden Geigi
•	Hua Mulan – Screaming Links	•	Ultimate Screaming Links – Great Balls of Fire
•	Jackpot Link Deluxe – Jackpot Link Deluxe	•	Vampires Fortune
•	Jumbo Fish Stacks	•	Xingyun Gou – Quick Link
•	Jungle Book	•	Year of the Horse
•	Jungle Jackpots – Screaming Links	•	Ye Xian
•	Just Jackpots	•	Zhang Jiao – Screaming Links
•	Lava Queen – Quick Link	•	Zuo Ci – Screaming Links

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace.

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 21 state jurisdictions. As of September 30, 2022, we had 353 video slot machines out on lease or revenue share placed in 51 different casinos.

We realized a net loss of $132,381 and generated $342,042 in cash from operations in the nine months ended September 30, 2022.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2022 were $1,257,000 compared to $1,230,000 for the comparable prior year period, an increase of $27,000. Lease and license fees decreased by a net of $100,000 to $910,000 for the three months ended September 30, 2022 as compared to $1,010,000 for the three months ended September 30, 2021. This decrease was attributable to the decrease in the average daily rate on our leased slot machines, a result of the pressure placed on our customers to reduce operating expenses to combat the effects of COVID-19, as well as sales of slot machines previously on lease.

Sales of slot machines and related parts increased by $127,000 to $347,000 for the three months ended September 30, 2022 as compared to $220,000 for the three months ended September 30, 2021. The Company sold 17 slot machines, 10 of which were previously on lease, for $309,000 and had miscellaneous parts sales of $38,000 during the quarter ending September 30, 2022. The Company had a large parts sale to a single customer for $84,000 plus $25,000 in additional miscellaneous parts sales and sold 6 slot machine units that were previously leased for $111,000 during the quarter ending September 30, 2021.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended September 30, 2022 were $134,000 as compared to $147,000 for the three months ended September 30, 2021, a decrease of $13,000.

Depreciation on slot machine units out on lease decreased by $16,000 to $280,000 for the three months ended September 30, 2022 from $296,000 for the three months ended September 30, 2021. This decrease was the result of slot machines that were fully depreciated and sales of slot machines previously out on lease.

Operating Expenses

Operating expenses increased a net of $32,000 to $147,000 for the three months ended September 30, 2022, from $115,000 for the three months ended September 30, 2021. This increase was the result of the increase in payroll and related expenses as well as service, conversion, hardware, and supply costs due to the increase in the slot machines serviced and sold during the quarter ended September 30, 2022.

Research and Development Expenses

Research and development expenses increased by $45,000 to $169,000 for the three months ended September 30, 2022, from $124,000 for the three months ended September 30, 2021. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is attributable to the increase in payroll and benefit costs associated with the addition of two programmers during the latter part of 2021 and one part-time programmer in early 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $583,000 for the three months ended September 30, 2022 versus $543,000 for the three months ended September 30, 2021, an increase of $40,000. This increase is the result of the increase in payroll and related expenses due to the addition of a regional sales director in January 2022 as well as the increase in payroll and benefit costs associated with existing personnel. In addition, travel, meals, and entertainment were significantly reduced during the quarter ended September 30, 2021 due to sustained casino and travel restrictions because of COVID-19.

Depreciation and Amortization

Depreciation and amortization decreased $1,000 to $8,000 for the three months ended September 30, 2022, from $9,000 for the three months ended September 30, 2021, a result of fully depreciated assets during the three months ended September 30, 2022.

Interest Expense

Interest expense decreased $24,000 for the three months ended September 30, 2022, from $182,000 for the three months ended September 30, 2021, to $158,000 due to the paydown of principal on the notes payable and auto loan.

Interest Income

Interest income of $4,000 for the three months ended September 30, 2022 was the result of interest received on the ERC refunds as well as interest recognized on installment sales.

Gain (Loss) on Change in Fair Value of Warrant Liability

The estimated fair market value of our common stock decreased from $.12 to $.10 per share during the three months ended September 30, 2022. This resulted in a gain on the change in fair value of the warrant liability of $131,000 during the three months ended September 30, 2022. The loss of $229,000 during the three months ended September 30, 2021 was due to the increase in the estimated fair market value of our common stock, a result of the improvement in performance during the quarter ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenue

The Company’s revenues for the nine months ended September 30, 2022 were $4,232,000 compared to $3,426,000 for the nine months ended September 30, 2021, an increase of $806,000. Lease and license fees decreased by $222,000 to $2,775,000 for the nine months ended September 30, 2022 as compared to $2,997,000 for the nine months ended September 30, 2021. This decrease was attributable to the decrease in the average daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the effects of COVID-19, the sale of slot machines previously on lease, and the decrease in license fee revenue.

Sales of slot machines and related parts increased by $1,026,000 to $1,456,000 for the nine months ended September 30, 2022 as compared to $430,000 for the nine months ended September 30, 2021. The increase is mainly attributable to slot machine sales made under a distribution agreement that occurred in the nine months ending September 30, 2022, which generated $657,000 in revenues.

Costs of Revenues

For the nine months ended September 30, 2022, cost of products sold increased $585,000 to $812,000 from $227,000 for the nine months ended September 30, 2021, a direct result of the increase in sales of slot machines as described above.

Depreciation on slot machine units out on lease increased by $6,000 to $855,000 for the nine months ended September 30, 2022 from $849,000 for the nine months ended September 30, 2021. This increase was the result of the increase in fixed assets built and placed in service during the latter part of 2021 and the first quarter of 2022.

Operating Expenses

Operating expenses decreased $37,000 to $350,000 for the nine months ended September 30, 2022, from $387,000 for the nine months ended September 30, 2021. This decrease was the result of the elimination of the patent cross license fee of $135,000 that was incurred during the nine months ended September 30, 2021, offset by the increases in payroll and related expenses as well as service and conversion costs, freight, hardware and supplies due to the increase in the slot machines installed and sold during the nine months ended September 30, 2022.

Research and Development Expenses

Research and development expenses increased by $228,000 to $517,000 for the nine months ended September 30, 2022, from $289,000 for the nine months ended September 30, 2021. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire and develop new brands. This increase is attributable to the increase in payroll and benefit costs associated with the addition of two programmers during the latter part of 2021 and one part-time programmer in early 2022, as well as the application of PPP2 proceeds against payroll and related expenses during the covered period of February 12, 2021 to May 6, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $345,000 to $1,731,000 for the nine months ended September 30, 2022, from $1,385,000 for the nine months ended September 30, 2021. This increase is the result of the addition of a regional sales director and the application of PPP2 proceeds against payroll and related expenses during the covered period of February 12, 2021 through May 6, 2021. In addition, travel, meals, and entertainment increased during the nine months ended September 30, 2022 due to the addition of sales personnel and the easing and elimination of casino and travel restrictions that were in place during the nine months ended September 30, 2021 from COVID-19.

Depreciation and Amortization

Depreciation and amortization increased $1,000, from $25,000 for the nine months ended September 30, 2021 to $26,000 for the nine months ended September 30, 2022. This increase was the result of the delivery truck that was purchased and placed in service in January 2021.

Interest Expense

Interest expense decreased $68,000 for the nine months ended September 30, 2022, from $555,000 for the nine months ended September 30, 2021, to $487,000 as a result of the paydown of principal on the notes payable and auto loan.

Interest Income

Interest income of $9,000 for the nine months ended September 30, 2022 was the result of interest received on the ERC refunds as well as interest on installment sales.

Gain (Loss) on Change in Fair Value of Warrant Liability

A $733,000 swing in fair value of the warrant liability was caused by the change in the estimated fair market value of our common stock. The estimated fair value of our common stock increased as a result of the improved performance during the nine months ended September 30, 2021. This resulted in a loss of $556,000 during the nine months ended September 30, 2021 versus a gain in fair value of the warrant liability of $177,000 during the nine months ended September 30, 2022.

Income from Tax Retention Credits

Income from tax retention credits increased $231,000 for the nine months ended September 30, 2022 from $-0- for the nine months ended September 30, 2021, the result of the refunds received in June 2022 from the Employee Retention Tax credits under the CARES Act.

Liquidity and Capital Resources

We recognized a net loss of $132,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2022 and 2021 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$342,000	$1,117,000	$(775,000)
Net cash used in investing activities	(206,000)	(876,000)	670,000
Net cash used in financing activities	(553,000)	(406,000)	(147,000)
Net decrease in cash	(417,000)	(165,000)	$(252,000)
Cash, beginning of year	1,619,000	1,858,000
Cash, end of period	$1,202,000	$1,693,000

For the nine months ended September 30, 2022, cash provided by operating activities decreased $775,000, from $1,117,000 for the nine months ended September 31, 2021 to $342,000. The decrease in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities decreased by $670,000, from $876,000 used in investing activities for the nine months ended September 30, 2021 to $206,000 used in investing activities for the nine months ended September 30, 2022. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This decrease in cash used was due to the decrease in slot machines built and placed in service during the period, as well as the purchase of the delivery truck in January 2021.

Net cash used in financing activities was $553,000 for the nine months ended September 30, 2022, versus $406,000 for the nine months ended September 30, 2021. Proceeds of $78,000 were received for the auto loan taken during the nine months ended September 30, 2021. Total principal payments on the notes and auto loan were $553,000 for the nine months ended September 30, 2022 and $484,000 for the nine months ended September 30, 2021, an increase in principal payments of $69,000. The decrease in the auto loan, coupled with the increase in principal payments on the notes and the auto loan resulted in the net increase in cash used in financing activities of $147,000.

Operations and Liquidity Management

For the nine months ended September 30, 2022, we sustained a net loss of $132,000, however we generated $342,000 in cash from operating activities and maintained and sustained a working capital surplus.

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

As of September 30, 2022, our cash balance was $1,202,000 and our current gross cash requirements are approximately $270,000 to $300,000 per month, principally for salaries, professional services, and office expenses and $111,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2022:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$375,169	$81,658	$191,610	$101,901	$—
Auto loan (2)	55,894	15,290	33,230	7,374	—
Debt obligations (3)	4,135,884	761,942	3,373,942	—	—
Total	$4,566,947	$858,890	$3,568,782	$109,275	$—

(1)	Represents operating lease agreement for office and warehouse facility.
(2)	Represents principal payments on auto loan.
(3)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company sustained a net loss for the nine months ended September 30, 2022 however it generated cash from operations and has maintained and sustained a working capital surplus. Due to the outbreak of the novel coronavirus disease (COVID-19), the Company’s performance has been significantly impacted. As the situation surrounding COVID-19 is fluid, the ability to measure the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

The Company is subject to covenant clauses in its Loan Agreement with the Lender whereby it is required to meet certain key financial ratios. Due to the material effect that COVID-19 has on the Company’s revenues, the Lender amended the Loan in September 2020 and again in March 2021, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending December 31, 2021. The Lender further amended the Loan in
August 2022 by resetting the financial ratio covenants from June 30, 2022 through June 30, 2023. As of September 30, 2022, the Company is in compliance with the amended financial ratio covenants.

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

As of September 30, 2022, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: November 14, 2022	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

