Form 10-K
period 2022-12-31
Lightning Gaming, Inc.
filed 2023-04-04
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eff ectiveness of its internal control over fi nancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public market for the registrant's stock. As of June 30, 2022, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s (voting) Common Stock, par value $0.001 per share, outstanding as of April 4, 2023 was 4,649,383. The number of shares of the registrant’s Nonvoting Common Stock, par value $0.001 per share, outstanding as of April 4, 2023 was 33,300,000.

TABLE OF CONTENTS
		Page
PART I - COMPANY INFORMATION

Item 1.	Business	4
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosures	18

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	28
2	Consolidated Balance Sheets as of December 31, 2022 and 2021;	29
3	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021;	31
4	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021;	32
5	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021;	33
6	Notes to Consolidated Financial Statements	35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	54
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	55
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
Item 13.	Certain Relationships and Related Transactions, and Director Independence	59
Item 14.	Principal Accountant Fees and Services	60
Item 15.	Exhibits and Financial Statement Schedules	60
Item 16.	Form 10-K Summary	60

PART I

Item 1.	Business.

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

Products

In 2009, the Company commenced the design, manufacture, marketing, sale and operation of slot machines to customers in various gaming jurisdictions. Our slot machines contain games where the casino patron wagers on multiple pay lines with secondary bonusing games. Our games combine advanced graphics and digital music to create an engaging player experience. We seek to develop games that offer high entertainment value to casino patrons and generate greater revenues for casinos than the games offered by our competitors. Our current slot machine games are:

•	Around the World in 80 Days	•	Lightning Lotto
•	Beauty and the Beast	•	Lucky Shamrock – Screaming Links
•	Bierfeier – Screaming Links	•	Penny Palooza
•	Candy Cash	•	Pixiu – Quick Link
•	Cash Flow	•	Prosperous Buddha – Persistent Link
•	Ching Shih	•	Scarabs of Egypt – Screaming Links
•	Cinderella	•	Si Shou
•	Crazy 8’s Link Deluxe	•	Si Shou Zao Ci
•	Drachma – Quick Link	•	Si Xiang – Screaming Links
•	Duck Dynamite	•	Slotto
•	Electric Sevens – Quick Link	•	Snow White
•	Eye of RA – Persistent Link	•	Snow White – Screaming Links
•	Fins N Wins	•	Swamp Fever
•	Fruit Jackpots	•	Swamp Fever – Persistent Link
•	Fruit Treasure	•	Swamp Frenzy
•	Golden Egg	•	Thunder Spirit – Quick Link
•	Goyaate	•	Ultimate Screaming Links – Golden Egg
•	Great Balls of Fire – Screaming Links	•	Ultimate Screaming Links – Golden Geigi
•	Hao Yun	•	Ultimate Screaming Links – Great Balls of Fire
•	Hua Mulan – Screaming Links	•	Vampires Fortune
•	Jackpot Link Deluxe – Jackpot Link Deluxe	•	Xingyun Gou – Quick Link
•	Jumbo Fish Stacks	•	Year of the Horse
•	Jungle Book	•	Ye Xian
•	Jungle Jackpots – Screaming Links	•	Zhang Jiao – Screaming Links
•	Just Jackpots	•	Zuo Ci – Screaming Links
•	Lava Queen – Quick Link

When we expanded our product line to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace. As of December 31, 2022, we have 69 active regulatory gaming licenses, which includes 48 from Native American tribes and 21 state jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency. We expect to be licensed in several additional jurisdictions during 2023 and over the next several years.

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

There are many companies in the world that manufacture slot machines for legalized gaming markets. Of these companies, we believe that Aristocrat, International Gaming Technology PLC, Konami Co. Ltd., Evri Holdings, Inc., Aruze Gaming, Novomatic Group of Companies, and Light & Wonder, Inc. have a majority of this worldwide market.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and tribal regulation. In order to sell and distribute products to target markets, we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate. We expect it to take up to 12 months or longer from the date of the submission of applications to obtain regulatory approval in some jurisdictions. As of April 4, 2023, we had a total of 69 regulatory gaming licenses including regulatory gaming licenses in Native American jurisdictions and are preparing to file applications for several additional licenses in North America.

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

Our research and development expenses were $641,584 and $402,955 during the years ended December 31, 2022 and 2021, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2022 and 2021, there was no revenue from customers outside the United States. For the years 2022 and 2021, four and two casino customers accounted for 36% and 13%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 17% and 14% of our 2022 and 2021, revenues, respectively. As of December 31, 2022 and 2021, we had no long-lived assets outside the United States. As of December 31, 2022, two casino customers accounted for 54% of our net accounts receivable and as of December 31, 2021, four casino customers accounted for 45% of our net accounts receivable.

Employees

As of April 4, 2023, we had 16 full-time and 1 part-time employees. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We were formed in 2004 and in 2009, we switched our focus from the manufacture of Poker Tables to slot machines. We are continually developing and testing new game software and new slot machine themes. Our business model is unproven and the lack of meaningful historical financial data makes it difficult to evaluate our prospects. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in program development, delays in product availability and possible cost overruns.

We have a history of losses. We may be unable to generate sufficient net revenue in the future to achieve or sustain profitability.

We recognized a net loss of $149,611 for the year and have an accumulated deficit of $30,066,663 as of December 31, 2022. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy due to the impact of the Coronavirus pandemic COVID-19.

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

In general, we compete with other gaming products for space on the casino customers’ floor, as well as for our customers' capital and operational spending. Some of the larger gaming supply companies with whom we compete are IGT, Light & Wonder and Aristocrat. New competitors may also enter our key markets.

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

The novel coronavirus pandemic outbreak COVID-19 could continue to spread rapidly and affect our suppliers, customers and employees, and cause disruptions in current and future plans for operations and expansion.

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

The situation surrounding COVID-19 remains uncertain and the degree to which COVID-19 will impact the Company’s performance in its aftermath will depend on the duration and continued spread of COVID-19 and its variants and sub-variants, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

We lease office and warehouse space of 11,566 square feet located at 23 Creek Circle, Boothwyn, PA 19061 at a current average rental of $111,612 per year. The lease was renewed in 2020 and expires in August 2026. This is the location of our principal offices and substantially all of our operations. The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

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

Holders of record. On April 4, 2023, there were 73 shareholders of record of our common stock and one shareholder of record of our Nonvoting Common Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022, with respect to the equity compensation plan approved by security holders, the 2016 Stock Option Plan (the “2016 Plan”) under which we have authorized 5,700,000 shares of our Non-voting common stock for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
2016 Plan	2,975,000 (1)	$.13 (2)	2,725,000

(1) Stock options were granted on March 8, 2017 and on March 5, 2019 to employees with greater than one year of service as of those dates. 100,000 in options were granted to new hires as incentives upon hire in May 2021. All options were granted using a five-year vesting schedule and as of April 4, 2023, no options have been exercised.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. In addition, the Company considers changes in our business strategy and the industry as a whole in assessing recoverability of its long-lived assets. Any resulting impairment loss will be measured and recognized in the period in which the impairment becomes known. Based on the Company’s evaluation, there were no impairments for 2022 and 2021.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The Company adopted this amendment in January 2022 which did not have a material impact on our consolidated financial statements.

Twelve Months Ended December 31, 2022 Compared to Twelve Months Ended December 31, 2021

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2022 were $5,821,000 compared to $4,652,000 for the prior year, an increase of $1,169,000. This increase is attributable to the increase in sales of slot machines and related parts which increased by $1,359,000 to $2,062,000 for the year ended December 31, 2022 as compared to $703,000 for the year ended December 31, 2021. Revenue from slot machine unit sales increased by $1,501,000, from $455,000 for the year ended December 31, 2021 to $1,956,000 for the year ended December 31, 2022. This increase is mainly attributable to slot machine sales made under a distribution agreement that occurred during the year ended December 31, 2022, which generated $654,000 in revenues.

The increase is unit sales is partially offset by a decrease in parts sales, mostly from larger parts sales to individual customers that occurred in the year ended December 31, 2021. Larger volume parts sales decreased by $136,000, from $157,000 for the year ended December 31, 2021 to $21,000 for the year ended December 31, 2022. Other parts sales decreased by $6,000 to $85,000 for the year ended December 31, 2022 from $91,000 for the year ended December 31, 2021.

Lease and license fees decreased by $190,000 to $3,759,000 for the year ended December 31, 2022 as compared to $3,949,000 for the year ended December 31, 2021. This decrease was attributable to the decrease in the average daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the lingering effects of COVID-19, the sale of slot machines previously on lease, and the decrease in license fee revenue.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the year ended December 31, 2022 was $1,159,000 as compared to $369,000 for the year ended December 31, 2021, an increase of $790,000 as a direct result of the increase in unit sales as described above.

Depreciation on slot machine units out on lease decreased by $6,000 to $1,137,000 for the year ended December 31, 2022 from $1,143,000 for the year ended December 31, 2021. This decrease was the result of slot machine units sold that were previously out on lease during the year ended December 31, 2022.

License fees decreased by $16,000, from $21,000 for the year ended December 31, 2021 to $5,000 for the year ended December 31, 2022 This is the direct result of the decrease in the correlating license revenues.

Operating Expenses

Operating expenses increased by $177,000 to $461,000 for the year ended December 31, 2022, from $284,000 for the year ended December 31, 2021. This increase was the result of several factors: (1) $71,000 in installation, repair and maintenance costs, and hardware and supplies due to the increase in the slot machine install base; (2) $57,000 in payroll and related costs from the addition of a slot machine technician in 2022 and the application of PPP2 proceeds against expenses in 2021; (3) $46,000 in freight as a result of the increase in the slot machine install base, slot machine unit sales and inventory purchases; (4) $35,000 in license fees from the renegotiated patent cross license fee agreement that was reversed in November 2021; and (5) $7,000 in inventory write-offs for units damaged in shipment. These increases were offset by decreases in rent ($28,000), a result of the lease liability amortization, and travel and other miscellaneous operating expenses ($11,000).

Research and Development Expenses

Research and development expenses increased by $239,000 to $642,000 for the year ended December 31, 2022, from $403,000 for the year ended December 31, 2021. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This increase is directly attributable to the increase in payroll and related expenses due to the addition of one programmer in 2022 and two in 2021, as well as the application of PPP2 proceeds against payroll and related expenses that occurred in 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,278,000 for the year ended December 31, 2022, an increase of $323,000 from $1,955,000 for the year ended December 31, 2021. This increase is the result of: (1) payroll and related costs of $197,000 from the addition of a regional sales director in January 2022 and the application of PPP2 proceeds in 2021; (2) $51,000 in travel, meals and entertainment from the personnel additions and elimination of travel restrictions due to COVID-19 in 2022; (3) $38,000 in regulatory license fees and locally imposed taxes from newly licensed and renewed jurisdictions; (4) trade show costs of $29,000; (5) adjustment to rent of $22,000 as a result of the lease liability amortization; and (6) increase in business insurance premiums of $19,000 offset by a decrease in professional fees of $33,000 from the reduction in audit fees.

Depreciation and Amortization

Depreciation and amortization decreased by $1,000 to $33,000 for the year ended December 31, 2022 from $34,000 for the year ended December 31, 2021, a result of fully amortized and depreciated assets during the year.

Gain (Loss) on Change in Fair Value of Warrant Liability

A $771,000 swing in fair value of the warrant liability was caused by the change in the estimated fair market value of our common stock. The estimated fair value of our common stock increased as a result of the improved performance during the year ended December 31, 2021. This resulted in a loss of $630,000 during the year ended December 31, 2021 versus a gain in fair value of the warrant liability of $141,000 during the year ended December 31, 2022.

Interest Expense

Interest expense decreased $93,000 from $732,000 for the year ended December 31, 2021 to $639,000 for the year ended December 31, 2022, as a result of the paydown of principal on the notes payable and auto loan.

Interest Income

Interest income of $13,000 for the year ended December 31, 2022 was the result of interest received on the employee retention credit refunds as well as interest on installment sales.

Income from Employee Retention Credits

Income from tax retention credits increased $231,000 for the year ended December 31, 2022 from $-0- for the year ended December 31, 2021, the result of the refunds received in June 2022 from the Employee Retention Tax credits under the CARES Act.

Income Tax Expense

Income tax expense decreased to $2,000 for the year ended December 31, 2022 from $3,000 for the year ended December 31, 2021 due to the decrease in state minimum income taxes that occurred in 2022.

Liquidity and Capital Resources

We realized a net loss of $150,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2022 and 2021 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	For the year ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$920,000	$1,290,000	$(370,000)
Net cash used in investing activities	(305,000)	(952,000)	647,000
Net cash used in financing activities	(748,000)	(576,000)	(172,000)
Net decrease in cash	(133,000)	(238,000)	$(105,000)
Cash, beginning of year	1,620,000	1,858,000
Cash, end of period	$1,487,000	$1,620,000

For the year ended December 31, 2022, net cash provided by operating activities decreased $370,000 to $920,000 as compared to $1,290,000 for the year ended December 31, 2021. The decrease in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities decreased by $647,000 to $305,000 for the year ended December 31, 2022, from $952,000 for the year ended December 31, 2021. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This decrease in cash used was due to the decrease in slot machines built and placed in service during the year, as well as the purchase of the delivery truck in January 2021.

Net cash used in financing activities was $748,000 for the year ended December 31, 2022, versus $576,000 for the year ended December 31, 2021. Proceeds of $78,000 were received for the auto loan taken during the year ended December 31, 2021. Total principal payments on the notes and auto loan were $748,000 for the year ended December 31, 2022 and $654,000 for the year ended December 31, 2021, an increase in principal payments of $94,000. The decrease in the auto loan, coupled with the increase in principal payments on the notes and the auto loan resulted in the net increase in cash used in financing activities of $172,000.

Operations and Liquidity Management

For the year ended December 31, 2022, we sustained a net loss of $150,000 however we generated $920,000 in cash from operating activities and maintained and sustained a working capital surplus.

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

The situation surrounding COVID-19 continues to be fluid and the ability to measure the degree to which COVID-19 has and will continue to impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19 and its variants and sub-variants, as well as any future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended. The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, the development of new slot machine themes and new cabinets that are appealing to our customers and their patrons, and the effects of COVID-19 on us, our customers, and suppliers.

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

As of December 31, 2022, our cash balance was $1,487,000 and our current gross cash requirements are approximately $270,000 to $300,000 per month, principally for payroll and related expenses, professional services, occupancy, and office expenses and $111,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months.

Anticipating that the effects from the latest surge of COVID-19 will be temporary, continued improvement in performance is projected for 2023 with slot machine installs projected to increase to pre-COVID levels by year’s end. Beyond 2023, the Company is anticipating growth in the install base and additional unit sales, penetration into markets in newly licensed jurisdictions, as well as the continued deployment of the current and additional new cabinet designs with new themes meant to maximize the player’s gaming experience. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to support our operations for the next twelve months.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2022:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$355,360	$83,884	$196,632	$74,844	$—
Auto loan obligations (2)	52,149	15,504	33,691	2,954	—
Debt obligations (3)	3,956,899	790,371	3,166,528	—	—
Total	$4,364,408	$889,759	$3,396,851	$77,798	$—

(1)	Represents operating lease agreement for office and warehouse facility.
(2)	Represents outstanding amounts on auto loan.
(3)	Represents outstanding amounts on notes payable.

Off-Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Lightning Gaming, Inc. and Subsidiaries.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lightning Gaming Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

We have served as the Company’s auditor since 2020.

Margate, Florida April 4, 2023

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607| Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$1,486,852	$1,619,572
Accounts receivable, net	912,090	781,646
Inventory	484,955	834,264
Prepaid expenses	168,024	212,499
Total Current Assets	3,051,921	3,447,981

Property and Equipment, net	2,279,834	3,372,898

Right-of-use asset – building, net	313,747	383,000
Long-term accounts receivable	96,992	—
Other assets	8,193	8,193
License fees, net of accumulated amortization	12,800	32,950

Total Assets	$5,763,487	$7,245,022

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	December 31, 2022	December 31, 2021
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$51,378	$519,239
Accrued expenses	167,058	125,584
Accrued interest	93	188
Current portion of lease liability	83,884	75,239
Current portion of auto loan	15,504	14,669
Current portion of note payable, net of debt discount	790,371	683,484
Total Current Liabilities	1,108,288	1,418,403

Long-Term Debt and Other Liabilities
Long-term notes payable, net of debt discount	3,166,528	3,956,899
Long-term portion of auto loan	36,645	52,147
Fair value of warrant liability	573,436	714,350
Long-term lease liability	271,476	355,360
Total Long-Term Debt and Other Liabilities	4,048,085	5,078,756

Total Liabilities	5,156,373	6,497,159

Commitments and Contingencies (Note 9)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2022 and 2021	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued at December 31, 2022 and 2021, 4,649,383 shares outstanding at December 31, 2022 and 2021	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding at December 31, 2022 and 2021	33,300	33,300

Additional paid in capital	30,656,371	30,647,509
Accumulated deficit	(30,066,663)	(29,917,052)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	607,114	747,863

Total Liabilities and Stockholders’ Equity	$5,763,487	$7,245,022

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2022	December 31, 2021

Revenues
Lease, license and service fees	$3,758,502	$3,948,945
Sales of gaming products and parts	2,062,236	702,697
Total revenues	5,820,738	4,651,642

Costs of Revenue
Cost of products sold	1,158,659	369,099
License fees	5,355	20,860
Depreciation	1,137,196	1,143,139
Costs of Revenue	2,301,210	1,533,098

Gross Profit	3,519,528	3,118,544

Costs and operating expenses
Operating expenses	460,732	283,988
Research and development	641,584	402,955
Selling, general and administrative expenses	2,278,050	1,955,205
Depreciation and amortization	33,144	34,434
Total costs and operating expenses	3,413,510	2,676,582

Operating income	106,018	441,962

Non-operating income (expense)
Gain (loss) on change in fair value of warrant liability	140,914	(629,679)
Interest expense	(638,854)	(731,738)
Interest income	12,752	194
Income from employee retention credits	231,059	—
Total non-operating (expense)	(254,129)	(1,361,223)
Net (loss) before income taxes	(148,111)	(919,261)
Income tax expense	(1,500)	(3,219)
Net (loss)	$(149,611)	$(922,480)
Net (loss) per common share - basic	$(0.00)	$(0.02)
Net (loss) per common share – diluted	$(0.00)	$(0.02)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2022 and 2021

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance December 31, 2020	4,916,285	$4,917	33,300,000	$33,300	$30,595,461	$(28,994,572)	266,902	$(20,811)	$1,618,295
Net loss	—	—	—	—	—	(922,480)	—	—	(922,480)
Stock based compensation	—	—	—	—	52,048	—	—	—	52,048
Balance December 31, 2021	4,916,285	4,917	33,300,000	33,300	30,647,509	(29,917,052)	266,902	(20,811)	747,863
Net loss	—	—	—	—	—	(149,611)	—	—	(149,611)
Stock based compensation	—	—	—	—	8,862	—	—	—	8,862
Balance December 31, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,371	$(30,066,663)	266,902	$(20,811)	$607,114

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from operating activities
Net loss	$(149,611)	$(922,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,170,340	1,177,573
Inventory obsolescence reserve	—	11,247
Stock based compensation	8,862	52,048
(Gain) loss on change in fair value of warrant liability	(140,914)	629,679
Amortization of debt discount	50,011	52,261
Changes in Assets and Liabilities
Increase in accounts receivable	(227,436)	(360,199)
Decrease in inventory	597,026	442,587
Decrease (increase) in prepaid expenses	44,475	(1,161)
Decrease in deposits with vendors	—	3,704
Net change in right-of-use asset/lease liability	(5,986)	22,350
(Decrease) increase in accounts payable	(467,861)	229,515
Increase (decrease) in accrued expenses	41,474	(47,103)
(Decrease) increase in accrued interest	(94)	188
Net cash provided by operating activities	920,286	1,290,209

Cash flows from investing activities
Purchase of equipment	(304,843)	(919,475)
Increase in intangible assets	—	(32,500)

Net cash used in investing activities	(304,843)	(951,975)

Cash flows from financing activities
Proceeds from auto loan	—	78,248
Repayment on notes payable	(733,495)	(643,379)
Payments on auto loan	(14,668)	(11,432)
Net cash used in financing activities	(748,163)	(576,563)

Net decrease in cash	(132,720)	(238,329)
Cash beginning	1,619,572	1,857,901
Cash ending	$1,486,852	$1,619,572

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended
	December 31, 2022	December 31, 2021
Supplemental Disclosure of Non-Cash Financing Activities:

Transfers of inventory, licenses and equipment, net	$247,717	$139,550

Supplemental Information:
Cash paid for:
Interest	$588,937	$679,289
Income taxes	$1,910	$2,155

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

For the year ended December 31, 2022, the Company recognized a net loss of $149,611 however it generated cash flows from operations, has sufficient inventory to fill outstanding lease and sales orders, and has maintained and sustained working capital surpluses. Due to the ongoing effects of the outbreak of the novel coronavirus disease (COVID-19), and the continued waves of variants and subvariants of COVID-19, the Company’s operations have been significantly impacted. The ability to measure the degree to which COVID-19 will continue to impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19 and its variants and sub-variants, as well as any continued or future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended.

In 2021, we received $237,030 in funding under the second round of federal Paycheck Protection Program (“PPP2”), the loan program through the Small Business Administration (“SBA”) as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, that helped to lessen the impact of COVID-19 for eligible expenses under the program. Under the Taxpayer Certainty and Disaster Tax Relief Act of 2020 enacted in December 2020, certain provisions of the CARES Act were modified with respect to the Employee Retention Credit (“ERC”) which provided a refundable credit paid on qualified wages, extended the application of the ERC to wages paid after December 31, 2020 and before July 1, 2021, and amended qualifications for eligible employers who could apply for the ERC. Under the revised provisions, the Company qualified for application of the ERC on qualified wages for the period March 13, 2020 through June 30, 2021 and we submitted the request for refunds under the ERC in February 2022. In June 2022, we received ERC refunds totaling $231,059. See Note 7 for further details regarding the PPP2 loan and Note 12 for further details regarding the ERC.

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

Although we realized a net loss for the year ended December 31, 2022, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the years 2022 and 2021, there was no revenue generated from customers outside the United States. Four and two casino customers accounted for 36% and 13% of our revenues for the years ended December 31, 2022 and 2021, respectively. One casino group represented 17% and 14% of total revenues for each of the years ended December 31, 2022 and 2021, respectively. For each of the years ended December 31, 2022 and 2021, the Company recorded no revenues related to performance obligations from prior periods.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,052,654 as of December 31, 2022.

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

Installments on receivables from sales contracts with maturities greater than one year are classified as long-term accounts receivable.

Under CECL, the Company determined that a weighted average reserve of .5% of the outstanding accounts receivable balance was sufficient to cover unexpected credit losses and maintained a reserve of $6,593 as of December 31, 2022 and 2021, respectively. During each of the years ended December 31, 2022 and 2021, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

At December 31, 2022, accounts receivable from two casino customers represented 54% of total accounts receivable. At December 31, 2021, four casino customers represented 45% of total accounts receivable. One customer represented 36% and 13% of the total accounts receivable balance as of December 31, 2022 and 2021, respectively.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the Statement of Operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally developed software costs as well as employee and product costs associated with the development of our products. As of December 31, 2022 and 2021, no amounts had been capitalized.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

The Company has assessed its tax position and does not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Statement of Operations. The Company has determined that there are no unrecognized tax benefits, and accordingly, has not recognized any interest or penalties during 2022 and 2021 related to unrecognized tax benefits. There is no accrual for interest or penalties as of December 31, 2022 and 2021.

The Company files U.S. income tax returns and multiple state income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2022 or 2021.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long- lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. The evaluation performed for 2022 and 2021 did not result in an impairment.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	December 31, 2022	December 31, 2021
Stock options	2,975,000	2,975,000
Warrant	7,000,000	7,000,000
	9,975,000	9,975,000

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2022	December 31, 2021
Finished products	$360,301	$613,939
Raw materials	124,654	220,325
Inventory	$484,955	$834,264

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

In December 2021, parts and cabinets remaining in inventory that were associated with the former slot machine cabinet design in use prior to the implementation of the new design in 2018, and parts that were initially purchased for the new cabinet design and were deemed unusable, were determined to be obsolete and were destroyed and discarded. The cost of the discarded inventory was $11,247 and is included in the Statements of Operations under operating expenses.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Equipment, principally gaming equipment	$5,990,537	$6,150,286
Delivery truck	78,247	78,247
Furniture and fixtures	89,162	89,162
Leasehold improvements	91,794	91,794
Property and equipment	6,249,740	6,409,489
Less accumulated depreciation	(3,969,906)	(3,036,591)
Property and equipment, net	$2,279,834	$3,372,898

In July 2021, the Company determined that the slot machines that were built using the former slot machine cabinet design and that had previously been out on lease and returned from customers, had no further use to the Company and no resale or scrap value and were destroyed and discarded. Ancillary items associated with these slot machines were also determined to have no resale or scrap value. The cost of the slot machines and associated items that were scrapped was $153,891 with a net book value of $-0-.

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $33,144 and $32,212 for the years ended December 31, 2022 and 2021, respectively.

Note 4. License Fees

License fees consist of the following:

	December 31, 2022	December 31, 2021
Purchased licenses	$410,746	$379,660
Less accumulated amortization	(397,946)	(346,710)
License fees, net	$12,800	$32,950

Under a patent cross license agreement with a licensor amended on November 30, 2021, the Company is required to pay a per unit license fee on games (slot machines) placed in service, each identifiable by a unique serial number. In December 2021, the Company paid $32,500 upfront for the first 50 machines to be deployed under the amended agreement, with subsequent fees due and payable on a quarterly basis and based on machines initially deployed in the preceding calendar quarter. The $650 per unit fee for the licenses is added to the cost of slot machines as they are built for sale or lease. The remaining per unit license fee as of December 31, 2022 and 2021 was $12,350 and $32,500, respectively. See Note 9 for further details regarding the patent cross license agreement.

The weighted average useful life of purchased source code licenses is 3 years. Amortization expense included in the consolidated Statements of Operations and relating to the purchased licenses was $2,222 for the year ended December 31, 2021. The purchased source code license was fully amortized as of September 30, 2021.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

On the Closing Date, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the end of the advance period which expired on November 30, 2020. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $38,006 and $59,701 as of December 31, 2022 and 2021, respectively.

Debt discount of $137,509 was calculated as the cost associated with the debt in proportion to the total cost of the debt that was refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $45,659 and $73,975 as of December 31, 2022 and 2021, respectively.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 5.  Notes Payable (Continued)

The Loan is subject to covenant clauses whereby the Company is required to meet certain key financial ratios. Due to the material effect that COVID-19 has had on the Company’s revenues, the Lender amended the Loan in September 2020, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending June 30, 2021. Due to the continued impact of COVID-19 on the Company’s operations, the Lender executed a second amendment to the Loan in March 2021, which waived compliance with the financial ratio covenants and further extended and reset compliance with the covenants commencing with the quarter ending December 31, 2021. In August 2022, the Lender executed a third amendment which reset the financial ratio covenants through June 30, 2023. As of December 31, 2022, the Company is in compliance with the amended financial ratio covenants.

As of December 31, 2022 and 2021, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	December 31, 2022	December 31, 2021

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$3,303,936	$3,889,153
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	652,963	751,230

Total Notes Payable						3,956,899	4,640,383
Less: amounts classified as current						(790,371)	(683,484)
Long-Term Notes Payable						$3,166,528	$3,956,899

The following table lists the future principal payments, net of debt discount, due on the Notes as of December 31, 2022:

Year Ending December 31,	Amount
2023	$790,371
2024	2,768,025
2025	398,503
$3,956,899

The following table provides a breakdown of the interest expense related to the Notes payable as included in the consolidated Statements of Operations:

	Year ended December 31,
	2022	2021
Interest on Notes payable	$585,605	$675,721
Amortization of debt discount	50,011	52,261
	$635,616	$727,982

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. Interest expense in the consolidated Statements of Operations related to the auto loan for the years ended December 31, 2022 and 2021, respectively, was $3,238 and $3,756.

As of December 31, 2022 and 2021, the principal balance of the auto loan was as follows:

	December 31, 2022	December 31, 2021
Total Auto Loan	$52,149	$66,816
Less: amounts classified as current	(15,504)	(14,669)
Long-Term Portion of Auto Loan	$36,645	$52,147

The following table lists the future principal payments due to FC on the auto loan as of December 31, 2022:

Year Ending December 31,	Amount
2023	$15,504
2024	16,378
2025	17,313
2026	2,954
$52,149

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

In June 2020, the AICPA issued Technical Question and Answer (“TQA”) 3200.18, Borrower Accounting for a Forgivable Loan Received Under the Small Business Administration Paycheck Protection Program. The TQA addresses accounting for nongovernmental entities that are not Not-For-Profits, i.e. business entities, that believe the PPP loan represents, in substance, a grant that is expected to be forgiven, it may account for the loan as a deferred income liability. The TQA further states that if such an entity expects to

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 7. Deferred Income (Continued)

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

December 31, 2022 and 2021

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

The following table summarizes the right-of-use asset and lease liability as of December 31, 2022:

Office lease right-of-use asset	$462,858
Less accumulated amortization	(149,111)
Balance of right-of-use asset	$313,747

Lease Liability
Current	$83,884
Long-term	271,476
$355,360

Lease expense for the years ended December 31, 2022 and 2021 was $157,004 and $163,100, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of December 31, 2022:

Year Ended December 31:
2023	$109,299
2024	111,612
2025	113,925
2026	77,106
Minimum lease payments	411,942
Less: imputed interest	(56,582)
Present value of minimum lease payments	355,360
Less: current maturities of lease liability	(83,884)
Long-term lease liability	$271,476

As of December 31, 2022 and 2021, the weighted-average remaining lease term for the building lease was 3.7 years and 4.7 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of December 31, 2022 and 2021 was 8%.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

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

License fees included as operating expenses in the consolidated Statements of Operations for the years ended December 31, 2022 and 2021 were $-0- and ($45,000), respectively.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 10. Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

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

A summary of option transactions in 2022 and 2021 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2020	3,925,000	$0.13
Options granted	500,000	0.13
Options exercised	—	—
Options cancelled	(1,450,000)	0.13
Options outstanding at December 31, 2021	2,975,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at December 31, 2022	2,975,000	$0.13
Options available for grant under the 2016 Plan at December 31, 2022	2,725,000

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and is adjusted for estimated forfeitures. The additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Expense relating to the stock option plans was $8,862 and $52,048 for the years ended December 31, 2022, and 2021, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2022:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	4.3	$0.13	-	2,885,000	4.2	$0.13	-

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 10. Stockholders’ Equity (Continued)

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

As of December 31, 2022, there was approximately $790 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 0.8 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Stock price	$0.10	$0.13
Exercise price	$0.05	$0.05
Weighted average volatility	70.4%	68.2%
Expected dividend yield	—	—
Expected term (in years)	6.9	7.9
Weighted average risk-free interest rate	4.0%	1.4%

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 10. Stockholders’ Equity (Continued)

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

Based on the volatility in stock price of the comparable public companies and the calculation of the CV per the formula above, the resulting stock price of $0.10 and $0.13 price per share was used in the Black Scholes model to determine fair value of the Warrant at December 31, 2022 and 2021, respectively.

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2020	$84,671
Net change in fair value	629,679
Balance at December 31, 2021	714,350
Net change in fair value	(140,914)
Balance at December 31, 2022	$573,436

The following table is a summary of the Warrant activity for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2020	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2021	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2022	7,000,000	$0.05
Warrants exercisable at December 31, 2022	7,000,000

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 10. Stockholders’ Equity (Continued)

Warrant (Continued)

The following table summarizes information with respect to the Warrant outstanding at December 31, 2022:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	6.9	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2021:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	7.9	$0.05	-

Note 11. Revenue

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Year ended December 31,
	2022	2021
Lease, license and service fees:
Flat daily rate lease	$2,545,605	$2,781,686
Participation lease	1,206,947	1,145,529
Placement and license fees	5,950	21,730
	$3,758,502	$3,948,945

The following table provides a breakdown of the sales of gaming products and parts as included in the consolidated Statements of Operations:

	Year ended December 31,
	2022	2021

Sales of gaming products and parts:
Slot machine sales	$1,956,396	$455,220
Parts and ancillary items sales	105,840	247,477
	$2,062,236	$702,697

Note 12. Income from Employee Retention Credits

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act enacted in March 2020 contained a provision that provided an Employee Retention Credit (“ERC”) against certain employment taxes equal to 50% of eligible wages. Qualified wages were capped at $10,000 per employee for wages paid from March 13, 2020 to December 31, 2020 for eligible employers, for a maximum credit of $5,000 per employee for

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 12. Income from Employee Retention Credits (Continued)

the year. Under the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (“Tax Relief Act”) enacted in December 2020, certain provisions of the CARES Act were modified with respect to the ERC. The Tax Relief Act increased the credit to 70% of eligible wages capped at $10,000 per employee per quarter or $7,000, extended the application of the ERC to wages paid after December 31, 2020 and before July 1, 2021, and retroactively removed the ERC exclusion for entities that had received PPP loans with the stipulation that wages used for forgiveness under the PPP loan were barred as qualified wages for use in application of the ERC. Under these revised provisions, the Company qualified for application of the ERC. The calculation of qualified wages, which included qualified health plan expenses, for the period March 13, 2020 through June 30, 2021 was completed in February 2022 and the respective employer quarterly federal tax claim for refund forms were submitted. In June 2022, the Company received refunds for the full amount of the ERC claimed of $231,059 plus interest income of $2,756.

Note 13. Income Taxes

The components of the income tax provision for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
Current tax expense:
Federal	$—	$—
State	1,500	3,219
	$1,500	$3,219
Deferred tax benefit:
Federal	$50,000	$98,000
State	27,000	51,000
Valuation allowance	(77,000)	(149,000)
	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Deferred tax asset:
Net operating loss carryforward	$4,271,000	$4,290,000
Accounts receivable reserves	2,000	2,000
Property and equipment	(389,000)	(475,000)
Accrued expenses	265,000	250,000
Impairment charge	211,000	211,000
Start-up costs	3,000	3,000
Stock based compensation	133,000	130,000
Inventory reserves	1,000	1,000
Other	(34,000)	(26,000)
	4,463,000	4,386,000
Less valuation allowance	(4,463,000)	(4,386,000)
Net deferred taxes	$—	$—

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 13. Income Taxes (Continued)

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the Statements of Operations is as follows for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021
Federal tax benefit at statutory rate	$(31,000)	$(194,000)
State tax benefit net of federal taxes	(10,500)	(68,781)
Warrant valuation	(41,000)	181,000
PPP deductible expenses	—	(68,000)
Other	7,000	4,000
Increase in valuation allowance	77,000	149,000
Income tax expense	$1,500	$3,219

As of December 31, 2022, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $14,829,000. $12,773,000 of the NOL carryforwards expire at various times through 2039 and $2,056,000 of the NOLs can be carried forward indefinitely. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the current financial statements.

The current tax expense represents the amount of estimated minimum state taxes payable.

Note 14. Recently Issued Pronouncements

In June 2016, the FASB issued the update Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the estimation of credit losses from an “incurred loss” methodology to one that reflects “expected credit losses” (the Current Expected Credit Loss model, or CECL) which requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts. The amendments in the update became effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. In January 2022, the Company adopted this update which did not have a material impact on our financial statements.

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

As of December 31, 2022, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) updated in 2013. Based on such evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Name	Age	Position Held with the Company
Brian Haveson	58	Chairman, CEO, Director
Donald Caldwell	76	Director
Frederick Tecce	87	Director

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

Mr. Caldwell serves on the board of several publicly and privately held companies and civic organizations, including: Quaker Chemical Corporation (NYSE); Voxware, Inc.; Haverford Trust Company; StoneRidge Investment Partners, LLC/Beltraith Capital, LLC; the South Australia Venture Capital Fund; the Pennsylvania Academy of the Fine Arts (Chairman Emeritus) and The Andalusia Foundation (Trustee). In addition to his role of director, Mr. Caldwell is the Lead Director at Quaker Chemical Corporation.

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2022 and 2021 to Brian Haveson, our and Lightning Poker’s principal executive officer, and Christopher Strano, President of Lightning Gaming until his resignation in May 2021 (collectively, our “named executive officers”).

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (2)		Total ($)
Brian Haveson, Chairman and CEO	2022 2021	$328,521 $315,163	$ $	14,000 30,000	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	14,340 12,606	$356,861 $357,769

Christopher Strano, President of Lightning Gaming	2022 2021	$— $97,176	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— —	$ $	— 3,675	$— $100,851

NOTES:

(1)	Mr. Haveson was awarded a $14,000 bonus as part of the bonus plan and pool approved by the Executive Compensation Committee based on a percentage of 2022 EBITDA. The 2022 bonus was accrued as of December 31, 2022 and paid on January 31, 2023. Mr. Haveson was awarded a $30,000 bonus by the Executive Compensation Committee based on 2021 performance. The 2021 bonus was accrued as of December 31, 2021 and paid on February 28, 2022.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all full-time employees.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (mo/day/year)
Brian Haveson (1)	2,000,000	-	-	$0.13	3/8/2027

NOTES:

(1)	At December 31, 2022, Mr. Haveson held options to purchase an aggregate of 2,000,000 shares under the 2016 Plan which vested at 400,000 shares each year until fully vested in March 2022.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table indicates how many shares of our (voting) Common Stock and Nonvoting Common Stock were beneficially owned as of April 4, 2023 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,649,383) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock		Nonvoting Common Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	1,021,000 (2)	8.8%	33,300,000	92.0%
Fredrick C. Tecce (1)	611,000(2)(3)	5.2%	33,300,000	92.0%
Brian Haveson	738,409	6.3%	2,000,000 (4)	5.5%
All directors and executive officers as a group (3 persons)	2,189,409	18.8%	35,300,000(6)	97.5%

5% Shareholders:
CI II and related parties (1) (2)	181,000 (5)	1.6%	33,300,000	92.0%
PDS Gaming - Nevada, LLC	7,000,000 (7)	60.1%	—	-

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO and Mr. Tecce is a retired managing director and former counsel. Consequently, Cross Atlantic, Mr. Caldwell, and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	Includes 181,000 shares owned by CI II.
(3)	Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)	Consists of options to purchase 2,000,000 shares under the 2016 Stock Option Plan.
(5)	The address of CI II and its manager, Cross Atlantic, is PO Box 410, Haverford, PA 19041-0410.
(6)	Includes an aggregate of 2,000,000 shares that can be acquired through the exercise of options.
(7)	Consists of 7,000,000 shares that can be acquired through the exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are reporting the information below based on the following relationships: (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; and (2) Mr. Caldwell is the founder and CEO and Mr. Tecce is a retired managing director and former counsel to Cross Atlantic.

As of December 31, 2022, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is the retired Managing Director of Cross Atlantic Capital Partners. Our Nonvoting Common Stock participates with, and is identical to, our common stock except for the lack of voting rights.

For the years ended December 31, 2022 and 2021, the Company had no material related party transactions which were required to be disclosed in accordance with SEC rules.

Item 14. Principal Accountant Fees and Services.

Our audit committee selected, and our Board of Directors approved, the firm of Assurance Dimensions, Inc. (“ADI”) as our principal accountant and registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2022.

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

The aggregate fees billed to us for the audit of our annual consolidated statements by ADI were $63,000 for each of the years ended December 31, 2022 and 2021. All of ADI’s billings were for audit services, which consisted of the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2022 and 2021.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
3.3*	Certificate of Amendment to Articles of Incorporation (See Exhibit 3.1 to Form 8-K filed on July 27, 2015)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.7*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.8*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.9*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.10*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.11*	Debt Conversion Agreement between the Company and CI II dated August 6, 2015 (see Exhibit 10.1 to Form 8-K filed August 6, 2015)
10.12*	Amended and Restated Voting Agreement between the Company and the Stock Holders dated August 6, 2015 (see Exhibit 10.2 to Form 8-K filed August 6, 2015)
10.13*	Cancellation of Amended and Restated Voting Agreement between the Company and the Stock Holders dated September 28, 2015 (see Exhibit 10.1 for Form 8-K filed September 28, 2015)
10.14*	Changes in Registrant’s Certifying Accountant, Dismissal of Previous Independent Registered Public Accounting Firm dated November 16, 2015 and Engagement of New Independent Registered Public Accounting Firm dated November 17, 2015 (see Exhibit 16.1 for form 8-K/A as amended filed November 23, 2015)
10.15*(A)	2016 Stock Option Plan of the Company (see Exhibit A to Schedule 14C filed August 9, 2016)
10.16*	Master Loan Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.1 to Form 8-K filed July 18, 2018)
10.17*	Security Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.2 to Form 8-K filed July 18, 2018)
10.18*	Promissory Note issued by the Company to PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.3 to Form 8-K filed July 18, 2018)
10.19*	Master Loan Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.1 to Form 8-K filed December 3, 2019)
10.20*	Security Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.2 to Form 8-K filed December 3, 2019)
10.21*	Promissory Note issued by the Company to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.3 to Form 8-K filed December 3, 2019)

10.22*	Lightning Gaming, Inc. Warrant to Purchase Voting Common Stock (7,000,000 shares) issued to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.4 to Form 8-K filed December 3, 2019)
10.23*	Changes in Registrant’s Certifying Accountant, Declination to stand for reelection of Previous Independent Registered Public Accounting Firm dated March 30, 2020 and Engagement of New Independent Registered Public Accounting Firm dated April 8, 2020 (see Exhibit 16.1 for form 8-K filed April 9, 2020)
21.1	List of subsidiaries
23.1	Consent of Assurance Dimensions, Inc.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
(A)	Management contract or compensatory plan or arrangement.

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

Dated: April 4, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Haveson	Chief Executive Officer, Director	April 4, 2023
Brian Haveson	(Principal Executive Officer)

/s/Brian Haveson	Chief Financial Officer	April 4, 2023
Brian Haveson	(Principal Financial and Accounting Officer)

/s/Donald Caldwell	Director	April 4, 2023
Donald Caldwell

/s/Fredrick C. Tecce	Director	April 4, 2023
Fredrick C. Tecce

