Form 10-Q
period 2023-03-31
Lightning Gaming, Inc.
filed 2023-05-15
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of May 15, 2023 and 33,300,000 shares of Nonvoting Common Stock as of May 15, 2023

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022;
3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022;
4	Notes to Unaudited Consolidated Financial Statements.

Item	1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,595,033	$1,486,852
Accounts receivable, net	547,500	912,090
Inventory	335,967	484,955
Prepaid expenses	151,652	168,024
Total Current Assets	2,630,152	3,051,921

Property and Equipment, net	2,127,671	2,279,834

Right-of-use asset – building, net	295,471	313,747
Long-term accounts receivable	29,378	96,992
Other assets	8,193	8,193
License fees, net of accumulated amortization	9,550	12,800

Total Assets	$5,100,415	$5,763,487

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$30,389	$51,378
Accrued expenses	79,231	167,058
Accrued interest	86	93
Current portion of lease liability	86,155	83,884
Current portion of auto loan	15,712	15,504
Current portion of notes payable, net	817,954	790,371
Total Current Liabilities	1,029,527	1,108,288

Long-Term Debt and Other Liabilities
Long-term notes payable, net	2,950,112	3,166,528
Long-term portion of auto loan	32,633	36,645
Warrant liability	398,965	573,436
Long-term lease liability	248,998	271,476
Total Long-Term Debt and Other Liabilities	3,630,708	4,048,085

Total Liabilities	4,660,235	5,156,373

Commitments (Note 8)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,656,463	30,656,371
Accumulated deficit	(30,233,689)	(30,066,663)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	440,180	607,114

Total Liabilities and Stockholders’ Equity	$5,100,415	$5,763,487

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	March 31, 2023	March 31, 2022
Revenues
Lease and license fees	$912,476	$928,080
Sales of gaming products and parts	14,094	550,558
Total revenues	926,570	1,478,638
Costs of Revenue
Cost of products sold	2,712	302,631
Depreciation	287,485	288,661
License fees	3,213	—
Costs of revenue	293,410	591,292

Gross Profit	633,160	887,346

Operating expenses
Operating expenses	104,332	103,599
Research and development	165,366	179,088
Selling, general and administrative expenses	557,483	570,519
Depreciation and amortization	7,066	8,797
Total operating expenses	834,247	862,003

Operating (loss) income	(201,087)	25,343

Non-operating income (expense)
Interest expense	(141,631)	(166,936)
Interest income	2,935	—
Gain on change in fair value of warrant liability	174,471	46,771
Total non-operating income (expense)	35,775	(120,165)
Net loss before income taxes	(165,312)	(94,822)
Income tax expense	(1,714)	(375)
Net loss	$(167,026)	$(95,197)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding - basic and diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities
Net loss	$(167,026)	$(95,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	294,551	297,458
Stock based compensation	92	8,570
Amortization of debt discount	11,783	12,611
Gain on change in fair value of warrant liability	(174,471)	(46,771)
Changes in Assets and Liabilities
Decrease in accounts receivable	432,204	158,472
Decrease in inventory	152,238	333,733
Decrease in prepaid expenses	16,372	13,219
Increase in right-of-use asset and lease liability	(1,931)	(1,352)
Decrease in accounts payable	(20,989)	(474,237)
(Decrease) increase in accrued expenses	(87,827)	2,116
(Decrease) increase in accrued interest	(7)	171
Net Cash Provided by Operating Activities	454,989	208,793

Cash Flows from Investing Activities
Purchase of equipment	(142,388)	(78,012)

Net Cash Used in Investing Activities	(142,388)	(78,012)

Cash Flows from Financing Activities
Repayment of notes payable	(200,616)	(176,518)
Payments on auto loan	(3,804)	(3,603)

Net Cash Used in Financing Activities	(204,420)	(180,121)

Net Increase (Decrease) in Cash	108,181	(49,340)

Cash - Beginning of period	1,486,852	1,619,572

Cash - End of period	$1,595,033	$1,570,232

See Notes to Unaudited Consolidated Financial Statements

6

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2023 and 2022 (Continued)

(Unaudited)

	March 31, 2023	March 31, 2022
Supplemental Disclosure of Non-Cash Financing Activities:
Transfers among inventory, equipment and licenses, net	$3,250	$54,182

Supplemental Information:
Cash paid for:
Interest	$129,848	$154,154
Income taxes	$424	$655

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2023

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

Basis of Presentation

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on April 4, 2023 (“Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2022 was derived from the Company’s consolidated audited financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company recognized a net loss for the three months ended March 31, 2023, it generated approximately $455,000 in cash from operations for the three months ended March 31, 2023 and has maintained and sustained a working capital surplus. Due to the effects of the outbreak of the novel coronavirus disease (COVID-19), the Company’s operations have been significantly impacted. The ability to measure the degree to which COVID-19 will continue to impact the Company’s performance in its aftermath will depend on the duration and spread of COVID-19 and its variants and sub-variants, as well as any continued or future restrictions placed on us or our customers due to the outbreak, whether mandated or recommended. We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the duration of COVID-19 and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2023

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

Although we realized a net loss for the three months ended March 31, 2023, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,001,467 as of March 31, 2023 and $1,052,654 as of December 31, 2022.

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

Under CECL, the Company determined that a reserve of .5% of the outstanding accounts receivable balance was sufficient to cover unexpected credit losses and maintained a reserve of $6,593 as of March 31, 2023 and December 31, 2022. During each of the three months ended March 31, 2023 and 2022, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2023

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value. Inventory is routinely evaluated to identify damaged, obsolete, and unusable inventory and for physical inventory differences. A reserve of approximately 5% to 10% of the parts balance is maintained to account for obsolescence and physical inventory differences and impaired inventory is written off when necessary. The Company maintained a reserve of $4,416 as of March 31, 2023 and December 31, 2022.

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

March 31, 2023

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Earnings per share (Continued)

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	March 31, 2023	March 31, 2022
Stock options	2,975,000	2,975,000
Warrant	7,000,000	7,000,000
	9,975,000	9,975,000

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2023	December 31, 2022
Finished products	$233,762	$360,301
Raw materials and work in process	102,205	124,654
Inventory	$335,967	$484,955

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

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Equipment, principally gaming equipment under lease	$6,132,924	$5,990,537
Delivery truck	78,247	78,247
Office equipment, furniture and fixtures	89,162	89,162
Leasehold improvements	91,794	91,794
Property and equipment	6,392,127	6,249,740
Less accumulated depreciation and amortization	(4,264,456)	(3,969,906)
Property and equipment, net	$2,127,671	$2,279,834

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $7,066 and $8,797 for the three months ended March 31, 2023 and 2022, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2023

Note 4.  License Fees

License fees consist of the following:

	March 31, 2023	December 31, 2022
Purchased licenses	$356,260	$410,746
Less accumulated amortization	(346,710)	(397,946)
License fees, net	$9,550	$12,800

Under a patent cross license agreement with a licensor amended on November 30, 2021, the Company is required to pay a per unit license fee on games (slot machines) placed in service, each identifiable by a unique serial number. In December 2021, the Company paid $32,500 upfront for the first 50 machines to be deployed under the amended agreement, with subsequent fees due and payable on a quarterly basis and based on machines initially deployed in the preceding calendar quarter. The $650 per unit fee for the licenses is added to the cost of slot machines as they are built for sale or lease. The remaining per unit license fee as of March 31, 2023 and December 31, 2022 was $9,100 and $12,350, respectively. See Note 8 for further details regarding the patent cross license agreement.

The weighted average useful life of purchased source code licenses is 3 years. All purchased source code licenses were fully amortized as of September 30, 2021.

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

March 31, 2023

Note 5. Notes Payable (Continued)

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

On the Closing Date, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the end of the advance period which expired on November 30, 2020. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $32,844 and $38,006 as of March 31, 2023 and December 31, 2022, respectively.

Debt discount of $137,509 was calculated as the cost associated with the debt in proportion to the total cost of the debt that was refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $39,038 and $45,659 as of March 31, 2023 and December 31, 2022, respectively.

The Loan is subject to covenant clauses whereby the Company is required to meet certain key financial ratios. Due to the material effect that COVID-19 has had on the Company’s revenues, the Lender amended the Loan in September 2020, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending June 30, 2021. Due to the continued impact of COVID-19 on the Company’s operations, the Lender executed a second amendment to the Loan in March 2021, which waived compliance with the financial ratio covenants and further extended and reset compliance with the covenants commencing with the quarter ending December 31, 2021. In August 2022, the Lender executed a third amendment which reset the financial ratio covenants through June 30, 2023. As of March 31, 2023, the Company has received waivers for the amended financial ratio covenants.

As of March 31, 2023 and December 31, 2022, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	March 31, 2023	December 31, 2022

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$3,142,765	$3,303,936
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	625,301	652,963

Total Notes Payable						3,768,066	3,956,899
Less: amounts classified as current						(817,954)	(790,371)
Long-Term Notes Payable						$2,950,112	$3,166,528

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2023

Note 5. Notes Payable (Continued)

The following table lists the future principal payments due on the Notes as of March 31, 2023:

Year Ending December 31,	Amount
Remaining 2023	$601,538
2024	2,768,025
2025	398,503
$3,768,066

The following table provides a breakdown of the interest expense in the consolidated Statements of Operations related to the Notes payable for the three months ended March 31, 2023 and 2022:

	March 31, 2023	March 31, 2022

Interest on Notes payable	$129,159	$153,257
Amortization of debt discount	11,783	12,611
	$140,942	$165,868

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. Interest expense in the consolidated Statements of Operations related to the auto loan for the three months ended March 31, 2023 and 2022 was $689 and $1,068, respectively.

As of March 31, 2023 and December 31, 2022, the principal balance of the auto loan was as follows:

	March 31, 2023	December 31, 2022
Total Auto Loan	$48,345	$52,149
Less: amounts classified as current	(15,712)	(15,504)
Long-Term Portion of Auto Loan	$32,633	$36,645

The following table lists the future principal payments due to FC on the auto loan as of March 31, 2023:

Year Ending December 31,	Amount
Remaining 2023	$11,699
2024	16,377
2025	17,313
2026	2,956
$48,345

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2023

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

The following table summarizes the right-of-use asset and lease liability as of March 31, 2023:

Office lease right-of-use asset	$462,858
Less accumulated amortization	(167,387)
Balance of right-of-use asset	$295,471

Lease Liability
Current	$86,155
Long-term	248,998
$335,153

Lease expense for the three months ended March 31, 2023 and 2022 was $42,260 and $40,654, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of March 31, 2023:

Year Ended December 31:
Remaining 2023	$82,119
2024	111,612
2025	113,925
2026	77,106
Minimum lease payments	384,762
Less: imputed interest	(49,609)
Present value of minimum lease payments	335,153
Less: current maturities of lease liability	(86,155)
Long-term lease liability	$248,998

As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term for the building lease was 3.4 years and 3.7 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of March 31, 2023 and December 31, 2022 was 8%.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2023

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

On November 30, 2021, the agreement was further amended reverting to a per unit fee on games and stipulates that fees are due and payable on a quarterly basis based on games initially deployed in the preceding calendar quarter.

Note 9. Stockholders’ Equity

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

March 31, 2023

Note 9.  Stockholders’ Equity (Continued)

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

A summary of option transactions in 2023 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	2,975,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2023	2,975,000	$0.13
Options available for grant under the 2016 Plan at March 31, 2023	2,725,000

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price was recognized over the vesting period. Compensation expense related to stock options for the three months ended March 31, 2023 and 2022 was $92 and $8,570, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2023:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	4.1	$0.13	-	2,890,000	4.0	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2022:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	4.3	$0.13	-	2,885,000	4.2	$0.13	-

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2023

Note 9.  Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

As of March 31, 2023, there was approximately $698 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 0.9 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Stock price	$0.08	$0.10
Exercise price	$0.05	$0.05
Weighted average volatility	61.5%	70.4%
Expected dividend yield	—	—
Expected term (in years)	6.7	6.9
Weighted average risk free interest rate	3.6%	4.0%

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

Based on the volatility in stock price of the comparable public companies and the calculation of the CV per the formula above, the resulting stock price of $0.08 and $0.10 price per share was used in the Black Scholes model to determine fair value of the Warrant at March 31, 2023 and December 31, 2022, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2023

Note 9.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2022	$573,436
Net change in fair value	(174,471)
Balance at March 31, 2023	$398,965

The following table is a summary of the Warrant activity for the three months ended March 31, 2023:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2022	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at March 31, 2023	7,000,000	$0.05
Warrants exercisable at March 31, 2023	7,000,000

The following table summarizes information with respect to the Warrant outstanding at March 31, 2023:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	6.7	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2022:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	6.9	$0.05	-

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

March 31, 2023

Note 9.  Stockholders’ Equity (Continued)

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated Statements of Operations:

	March 31, 2023	March 31, 2022
Common Stock	7,000,000	7,000,000
Nonvoting Common Stock	2,975,000	2,975,000

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2023:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,371	$(30,066,663)	266,902	$(20,811)	$607,114
Net loss	—	—	—	—	—	(167,026)	—	—	(167,026)
Stock based compensation	—	—	—	—	92	—	—	—	92
Balances at March 31, 2023	4,916,285	$4,917	33,300,000	$33,300	$30,656,463	$(30,233,689)	266,902	$(20,811)	$440,180

The following table reconciles the changes in stockholder’s equity for the three months ended March 31, 2022:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,647,509	$(29,917,052)	266,902	$(20,811)	$747,863
Net loss	—	—	—	—	—	(95,197)	—	—	(95,197)
Stock based compensation	—	—	—	—	8,570	—	—	—	8,570
Balances at March 31, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,079	$(30,012,249)	266,902	$(20,811)	$661,236

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

March 31, 2023

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of March 31, 2023 and December 31, 2022, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of March 31, 2023 or December 31, 2022, respectively.

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
Lease and license fees:
Flat daily rate lease	$696,221	$585,282
Participation lease	212,685	342,798
License fees	3,570	—
	$912,476	$928,080

Sales of gaming products and parts:
Slot machine sales	$—	$528,417
Parts and ancillary items sales	14,094	22,141
	$14,094	$550,558

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2023

Note 11.  Income Taxes

The Company recognizes and measures deferred income tax benefits and liabilities based on the likelihood of their realization in future years. A valuation allowance must be established to reduce deferred income tax benefits if it is more likely than not that a portion of the deferred benefits will not be realized.

As of March 31, 2023, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $15,069,000. $12,773,000 of the NOL carryforwards expire at various times through 2039 and $2,296,000 of the NOLs can be carried forward indefinitely. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax expense represents the amount of estimated minimum state taxes payable.

Note 12. Concentration of Risk – Major Customers

The Company generated approximately 20% and 30% of its revenue from its top three customers for each of the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, accounts receivable from one casino customer represented 56% of total accounts receivable. At December 31, 2022, accounts receivable from two casino customers represented 54% of total accounts receivable and one customer represented 36% of total accounts receivable.

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

The most significant factors affecting our suppliers, customers and employees, and causing disruptions in current and future plans for operations and expansion, revolve around the impact and aftermath of COVID-19. In the wake of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses or change their business models due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the lingering impact of COVID-19 and the severity of its effects on us, our customers and our suppliers.

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

In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. The current slot machine products are:

•	Americana	•	Lava Queen – Quick Link
•	Around the World in 80 Days	•	Lightning Lotto
•	Beauty and the Beast	•	Lucky Shamrock – Screaming Links
•	Bierfeier – Screaming Links	•	Penny Palooza
•	Candy Cash	•	Pixiu – Quick Link
•	Cash Flow	•	Prosperous Buddha – Persistent Link
•	Cinderella	•	Scarabs of Egypt – Screaming Links
•	Crazy 8’s Link Deluxe	•	Si Shou
•	Drachma – Quick Link	•	Si Xiang – Screaming Links
•	Duck Dynamite	•	Slotto
•	Electric Sevens – Quick Link	•	Snow White
•	Eye of RA – Persistent Link	•	Snow White – Screaming Links
•	Fins N Wins	•	Swamp Fever
•	Fruit Jackpots	•	Swamp Fever – Persistent Link
•	Fruit Treasure	•	Swamp Frenzy
•	Golden Egg	•	Thunder Spirit – Quick Link
•	Goyaate	•	Ultimate Screaming Links – Golden Egg
•	Great Balls of Fire – Screaming Links	•	Ultimate Screaming Links – Golden Geigi
•	Hao Yun	•	Ultimate Screaming Links – Great Balls of Fire
•	Hua Mulan – Screaming Links	•	Vampires Fortune
•	Jackpot Link Deluxe – Jackpot Link Deluxe	•	Xingyun Gou – Quick Link
•	Jumbo Fish Stacks	•	Year of the Horse
•	Jungle Book	•	Ye Xian
•	Jungle Jackpots – Screaming Links	•	Zhang Jiao – Screaming Links
•	Just Jackpots	•	Zuo Ci – Screaming Links

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace.

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 21 state jurisdictions. As of March 31, 2023, we had 321 video slot machines out on lease or revenue share placed in 50 different casinos.

We realized a net loss of $167,026 and generated $454,989 in cash from operations in the three months ended March 31, 2023.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2023 were $927,000 compared to $1,479,000 for the comparable prior year period, a decrease of $552,000. Lease and license fees decreased by a net of $16,000 to $912,000 for the three months ended March 31, 2023 as compared to $928,000 for the three months ended March 31, 2022. The decrease is directly attributable to the decrease in the average number of units out on lease as well as the average daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the effects of COVID-19.

Sales of slot machines and related parts decreased by $536,000 to $14,000 for the three months ended March 31, 2023 as compared to $550,000 for the three months ended March 31, 2022. The Company had miscellaneous parts sales of $14,000 during the quarter ending March 31, 2023. The Company sold 26 slot machines for $528,000 and had miscellaneous parts sales of $22,000 during the quarter ending March 31, 2022.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended March 31, 2022 were $303,000 as compared to $3,000 for the three months ended March 31, 2023, a decrease of $300,000 as a result of the unit sales that occurred during the quarter ended March 31, 2022 versus no unit sales during the quarter ended March 31, 2023.

Depreciation on slot machine units out on lease decreased by $2,000 to $287,000 for the three months ended March 31, 2023 from $289,000 for the three months ended March 31, 2022. This decrease was the result of the fixed assets previously out on lease that were sold during 2022.

License fee costs increased $3,000 during the three months ended March 31, 2023, the direct result of the recurring license fees agreement invoiced during 2023.

Operating Expenses

Operating expenses remained flat at $104,000 for each of the three months ended March 31, 2023 and 2022. There was a decrease of $14,000 in hardware, supplies and conversion costs during the quarter ended March 31, 2023 which was offset by the $14,000 increase in freight and travel due to the slot machine activity during the quarter.

Research and Development Expenses

Research and development expenses decreased by $14,000 to $165,000 for the three months ended March 31, 2023, from $179,000 for the three months ended March 31, 2022. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This decrease is the direct result of the reduction in the bonus accrual during the three months ended March 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $557,000 for the three months ended March 31, 2023 versus $571,000 for the three months ended March 31, 2022, a decrease of $14,000. This decrease is directly attributable to the reduction in the bonus accrual that was recorded during the quarter ended March 31, 2023.

Depreciation and Amortization

Depreciation and amortization decreased by $2,000 to $7,000 for the three months ended March 31, 2023 from $9,000 for the three months ended March 31, 2022. This decrease is due to the elimination of depreciation on assets that were fully depreciated during the quarter.

Interest Expense

Interest expense decreased $25,000 for the three months ended March 31, 2023, from $167,000 for the three months ended March 31, 2022, to $142,000 due to the paydown of principal on the notes payable and auto loan.

Gain on Change in Fair Value of Warrant Liability

The gain on change in fair value of the warrant liability was caused by the change in the estimated fair market value of our common stock, from an estimated $.10 per share as of December 31, 2022 to $.08 per share as of March 31, 2023. This resulted in a gain of $174,000 during the three months ended March 31, 2023 versus $47,000 during the three months ended March 31, 2022, or an increase of $127,000.

Liquidity and Capital Resources

We realized a net loss of $167,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and collections of accounts receivable. These transactions that occurred in 2023 and 2022 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$455,000	$209,000	$246,000
Net cash used in investing activities	(142,000)	(78,000)	(64,000)
Net cash used in financing activities	(204,000)	(180,000)	(24,000)
Net increase (decrease) in cash	109,000	(49,000)	$158,000
Cash, beginning of year	1,486,000	1,619,000
Cash, end of period	$1,595,000	$1,570,000

For the three months ended March 31, 2023, cash provided by operating activities increased $246,000, from $209,000 for the three months ended March 31, 2022 to $455,000. The increase in cash from operating activities was due to the receipt of collections against accounts receivable and the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities increased by $64,000, from $78,000 for the three months ended March 31, 2022 to $142,000 for the three months ended March 31, 2023. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the period or shipped to casinos awaiting installation during the period.

Net cash used in financing activities was $180,000 for the three months ended March 31, 2022, versus $204,000 for the three months ended March 31, 2023, an increase of $24,000 in principal payments on the notes and auto loan.

Operations and Liquidity Management

For the three months ended March 31, 2023, we sustained a net loss of $167,000 however we generated $455,000 in cash from operating activities and maintained and sustained a working capital surplus.

Due to the effects of the outbreak of the novel coronavirus disease (COVID-19), the Company’s operations have been significantly impacted. In the aftermath of COVID-19, customers may continue to lose patrons due to fears about being in public and potential exposure to COVID-19 or future pandemics. Customers may experience significant losses or change their business models due to the COVID-19 outbreak and may terminate their existing contracts or postpone or ultimately cancel future planned orders and contracts due to those losses. Travel may be restricted to certain areas which may limit our ability to obtain new customers or jurisdictions, or to provide services in those areas in which our customers are currently located. We may experience a shortage of labor due to quarantine or prolonged illness within our own organization or at supplier or customer locations.

The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, the development of new slot machine themes and new cabinets that are appealing to our customers and their patrons, and the lingering effects of COVID-19 on us, our customers, and suppliers.

As of March 31, 2023, our cash balance was $1,595,000 and our current gross cash requirements are approximately $260,000 to $290,000 per month, principally for salaries, professional services, licenses, and operating expenses and $111,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections, anticipated revenues, and financing agreements, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2023:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$335,153	$86,155	$201,755	$47,243	$—
Auto loan (2)	48,345	15,710	32,635	—	—
Debt obligations (3)	3,768,066	817,954	2,950,112	—	—
Total	$4,151,564	$919,819	$3,184,502	$47,243	$—

(1)	Represents operating lease agreement for office and warehouse facility.
(2)	Represents principal payments on auto loan.
(3)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company sustained a net loss for the three months ended March 31, 2023, however it generated cash from operations and has maintained and sustained a working capital surplus. The Company is subject to covenant clauses in its Loan Agreement with the Lender whereby it is required to meet certain key financial ratios. Due to the material effect that COVID-19 had on the Company’s revenues, the Lender amended the Loan in September 2020 and again in March 2021, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending December 31, 2021. In August 2022, the Lender executed a third amendment which reset the financial ratio covenants through June 30, 2023. As of March 31, 2023, the Company has received waivers for the amended financial ratio covenants.

We anticipate that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the effects of COVID-19 in its aftermath and the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current performance, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for twelve months from the date of this report.

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

As of March 31, 2023, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: May 15, 2023	Lightning Gaming, Inc.
	By:	/s/Brian Haveson Brian Haveson Chief Executive Officer and Director

