Form 10-Q
period 2023-06-30
Lightning Gaming, Inc.
filed 2023-08-14
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of August 14, 2023 and 33,300,000 shares of Nonvoting Common Stock as of August 14, 2023

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022;
3	Unaudited Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022;
4	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022;
5	Notes to Unaudited Consolidated Financial Statements.

Item	1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,700,386	$1,486,852
Accounts receivable, net	580,385	912,090
Inventory, net	178,831	484,955
Prepaid expenses	176,252	168,024
Total Current Assets	2,635,854	3,051,921

Property and Equipment, net	1,874,163	2,279,834

Right-of-use asset – building, net	276,787	313,747
Long-term accounts receivable	—	96,992
Other assets	8,193	8,193
License fees, net of accumulated amortization	450	12,800

Total Assets	$4,795,447	$5,763,487

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$30,336	$51,378
Accrued expenses	114,707	167,058
Accrued interest	72	93
Current portion of lease liability	88,472	83,884
Current portion of auto loan	15,932	15,504
Current portion of notes payable, net	644,243	790,371
Total Current Liabilities	893,762	1,108,288

Long-Term Debt and Other Liabilities
Long-term notes payable, net	2,945,240	3,166,528
Long-term portion of auto loan	28,571	36,645
Warrant liability	442,810	573,436
Long-term lease liability	226,067	271,476
Total Long-Term Debt and Other Liabilities	3,642,688	4,048,085

Total Liabilities	4,536,450	5,156,373

Commitments (Note 8)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting preferred stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,656,547	30,656,371
Accumulated deficit	(30,414,956)	(30,066,663)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	258,997	607,114

Total Liabilities and Stockholders’ Equity	$4,795,447	$5,763,487

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022
Revenues
Lease and license fees	$845,348	$936,922
Sales of gaming products and parts	447,156	559,158
Total revenues	1,292,504	1,496,080
Costs of Revenue
Cost of products sold	214,918	375,507
Depreciation	286,152	286,455
License Fees	3,213	—
Costs of revenue	504,283	661,962

Gross Profit	$788,221	$834,118

Operating expenses
Operating expenses	85,409	99,551
Research and development	155,747	168,878
Selling, general and administrative expenses	545,120	577,517
Depreciation	6,932	8,797
Total operating expenses	793,208	854,743

Operating loss	$(4,987)	$(20,625)

Non-operating income (expense)
Interest expense	(134,508)	(162,297)
Interest income	2,448	5,492
Loss on change in fair value of warrant liability	(43,845)	(555)
Income from tax retention credits	—	231,059
Total non-operating income (expense)	(175,905)	73,699
Net income (loss) before income taxes	(180,892)	53,074
Income tax expense	(375)	(375)
Net income (loss)	$(181,267)	$52,699
Net income (loss) per common share - basic	$(0.00)	$0.00
Net income (loss) per common share - diluted	$(0.00)	$0.00
Weighted average Common shares outstanding – basic	4,649,383	4,649,383
Weighted average Common shares outstanding – diluted	4,649,383	11,649,383
Weighted average Nonvoting Common shares outstanding – basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding – diluted	33,300,000	36,275,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022
Revenues
Lease and license fees	$1,757,824	$1,865,002
Sales of gaming products and parts	461,250	1,109,716
Total revenues	2,219,074	2,974,718
Costs of Revenue
Cost of products sold	217,630	678,137
Depreciation	573,637	575,116
License fees	6,426	—
Costs of revenue	797,693	1,253,253

Gross Profit	$1,421,381	$1,721,465

Operating expenses
Operating expenses	189,742	203,150
Research and development	321,113	347,966
Selling, general and administrative expenses	1,102,602	1,148,035
Depreciation	13,998	17,595
Total operating expenses	1,627,455	1,716,746

Operating income (loss)	$(206,074)	$4,719

Non-operating income (expense)
Interest expense	(276,139)	(329,234)
Interest income	5,383	5,492
Gain (loss) on change in fair value of warrant liability	130,626	46,216
Income from tax retention credits	—	231,059
Total non-operating expense	(140,130)	(46,467)
Net (loss) before income taxes	(346,204)	(41,748)
Income tax expense	(2,089)	(750)
Net (loss)	$(348,293)	$(42,498)
Net (loss) per common share - basic	$(0.01)	$(0.00)
Net (loss) per common share - diluted	$(0.01)	$(0.00)
Weighted average Common shares outstanding – basic	4,649,383	4,649,383
Weighted average Common shares outstanding – diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic	33,300,000	33,300,000
Weighted average Nonvoting Common shares outstanding – diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2023 and 2022

(Unaudited)

	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net loss	$(348,293)	$(42,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	587,635	592,711
Provision for inventory obsolescence	157	—
Stock based compensation	176	8,675
Amortization of debt discount	21,736	25,188
Gain on change in fair value of warrant liability	(130,626)	(46,216)
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	428,698	(148,241)
Decrease in inventory	441,675	708,062
(Increase) decrease in prepaid expenses	(8,228)	1,063
Increase in right-of-use asset and lease liability	(3,861)	(2,704)
Decrease in accounts payable	(21,042)	(448,362)
(Decrease) increase in accrued expenses	(52,351)	34,622
Decrease in accrued interest	(21)	(89)
Net Cash Provided by Operating Activities	915,655	682,211

Cash Flows from Investing Activities
Purchase of equipment	(305,323)	(78,012)

Net Cash Used in Investing Activities	(305,323)	(78,012)

Cash Flows from Financing Activities
Repayment of notes payable	(389,151)	(357,178)
Payments on auto loan	(7,647)	(7,237)

Net Cash Used in Financing Activities	(396,798)	(364,415)

Net Increase in Cash	213,534	239,784

Cash - Beginning of period	1,486,852	1,619,572

Cash - End of period	$1,700,386	$1,859,356

See Notes to Unaudited Consolidated Financial Statements

7

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2023 and 2022 (Continued)

(Unaudited)

	June 30, 2023	June 30, 2022
Supplemental Disclosure of Non-Cash Financing Activities:
Transfers among inventory, equipment and licenses, net	$135,708	$130,461

Supplemental Information:
Cash paid for:
Interest	$254,424	$304,135
Income taxes	$924	$1,158

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2023

Note 1.   Nature of Business and Summary of Significant Accounting Policies

Nature of Business

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

Basis of Presentation

The unaudited interim financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on April 4, 2023 (“Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2022 was derived from the Company’s consolidated audited financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company realized a net loss, it generated approximately $916,000 in cash from operations for the six months ended June 30, 2023 and has maintained and sustained a working capital surplus. In addition, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,106,897 as of June 30, 2023 and $1,052,654 as of December 31, 2022.

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

Under CECL, the Company determined that a reserve of .5% of the outstanding accounts receivable balance was sufficient to cover unexpected credit losses and maintained a reserve of $6,593 as of June 30, 2023 and December 31, 2022. During each of the three and six months ended June 30, 2023 and 2022, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value. Inventory is routinely evaluated to identify damaged, obsolete, and unusable inventory and for physical inventory differences. An allowance of approximately 5% to 10% of the parts balance is maintained to account for obsolescence and physical inventory differences and impaired inventory is written off when necessary. The Company maintained an allowance of $4,573 and $4,416 as of June 30, 2023 and December 31, 2022, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the three and six months presented:

	June 30, 2023 (unaudited)	June 30, 2022
Stock options	2,975,000	2,975,000
Warrant	7,000,000	7,000,000
	9,975,000	9,975,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 2.  Inventory

Inventory consists of the following:

	June 30, 2023 (unaudited)	December 31, 2022
Finished products	$106,347	$360,301
Raw materials and work in process	77,057	129,070
Less allowance for inventory obsolescence	(4,573)	(4,416)
Inventory	$178,831	$484,955

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

Note 3.  Property and Equipment

Property and equipment consist of the following:

	June 30, 2023 (unaudited)	December 31, 2022
Equipment, principally gaming equipment under lease	$6,140,379	$5,990,537
Delivery truck	78,247	78,247
Office equipment, furniture and fixtures	89,162	89,162
Leasehold improvements	91,794	91,794
Property and equipment	6,399,582	6,249,740
Less accumulated depreciation and amortization	(4,525,419)	(3,969,906)
Property and equipment, net	$1,874,163	$2,279,834

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $6,932 and $8,797 for the three months ended June 30, 2023 and 2022, respectively, and $13,998 and $17,595 for the six months ended June 30, 2023 and 2022, respectively.

Note 4.  License Fees

License fees consist of the following:

	June 30, 2023 (unaudited)	December 31, 2022
Purchased licenses	$398,396	$410,746
Less accumulated amortization	(397,946)	(397,946)
License fees, net	$450	$12,800

Under a patent cross license agreement with a licensor amended on November 30, 2021, the Company is required to pay a per unit license fee on games (slot machines) placed in service, each identifiable by a

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 4.  License Fees (Continued)

unique serial number. In December 2021, the Company paid $32,500 upfront for the first 50 machines to be deployed under the amended agreement, with subsequent fees due and payable on a quarterly basis and based on machines initially deployed in the preceding calendar quarter. The $650 per unit fee for the licenses is added to the cost of slot machines as they are built for sale or lease. The remaining per unit license fee as of June 30, 2023 and December 31, 2022 was $-0- and $12,350, respectively. See Note 8 for further details regarding the patent cross license agreement.

The weighted average useful life of purchased source code licenses is 3 years. All purchased source code licenses were fully amortized as of September 30, 2021.

Note 5.  Notes Payable

On November 27, 2019, the Company entered into a Master Loan Agreement (the “Loan”) with PDS Gaming – Nevada, LLC (“PDS - Gaming” or the “Lender”) to make a series of advances under the Loan in the principal amount of up to $7,000,000 in order to (i) re-finance the existing outstanding indebtedness of the Company under the Prior Loan and Amendment for Advances 1 through 8 which totaled $3,765,792, (ii) finance the Company’s purchase or manufacturing of equipment and (iii) to be used for general working capital. The Loan is and will be evidenced by Promissory Notes (each a “Note” and collectively the “Notes”) executed by the Company payable to the order of the Lender, and is secured by a Security Agreement dated of even date with the Loan, between the Company and the Lender granting a security interest to the Lender in all of the Company’s right, title and interest in and to personal property, tangible and intangible, wherever located or situated and whether now owned or acquired or created. The Loan was advanced, in parts, pursuant to the Loan and in the amounts of each Note during the advance period which ran until November 30, 2020. The initial advance was evidenced by a Note in the principal amount of $5,000,000 with monthly payments of $91,616 commencing on January 1, 2020 and maturing on December 1, 2024. On January 29, 2020, the Company closed on Advance 10 under the Loan with PDS Gaming which was evidenced by a Note in the principal amount of $1,000,000. Monthly payments of $18,309 commenced on March 1, 2020, and the Note matures on February 1, 2025. The Notes are prepayable subject to a sliding scale prepayment fee, declining 1% from 4% in the first twelve months to 0% after the 48th month, based on the then-outstanding principal amount of the Note.

As inducement to the Lender to make the Loan, the Company issued to the Lender a warrant (“Warrant”) entitling the Lender to purchase up to 7,000,000 shares of common stock of the Company which is equal to 15.6% of the outstanding common stock on the Closing Date. The Warrant is detachable with an exercise price of $0.05 per share and expires ten years from the Closing Date. The Warrant cannot be exercised until PDS – Gaming is fully licensed in all of the Company’s gaming jurisdictions. The Company calculated the fair value of the Warrant to be $779,901 at the time of issuance using the Black-Scholes pricing model, and under ASC 480, recorded the Warrant as a liability. See Note 9 for further details regarding the Warrant.

On the Closing Date, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the end of the advance period which expired on November 30, 2020. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $38,006 as of December 31, 2022.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 5. Notes Payable (Continued)

and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $45,659 as of December 31, 2022.

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

On June 1, 2023, the Lender agreed to the Fourth Amendment of the Loan (the “Amendment”) which combined the two notes payable with a total principal balance then outstanding of $3,703,884 into one, converted the interest rate from a fixed rate of 13% per annum to a floating rate based on the Secured Overnight Financing Rate (“SOFR”) plus the applicable margin rate, which is defined in the Amendment at 7.95%, and extended the maturity date to November 1, 2027, which reduced the monthly payment. Per the agreement, the interest rate and monthly payment will be adjusted monthly based upon fluctuation in the SOFR rate plus the stated applicable margin. The starting rate on June 1, 2023 was 13% and the initial monthly payment of principal and interest was $92,598. In addition, the Lender waived compliance with certain financial covenants for the period ended March 1, 2023, and amended and reset the existing financial ratio covenants through and including the quarter ending December 31, 2024.

The Loan remains in full force and effect in all other aspects except as those defined in the June 1, 2023 Amendment. In addition, there were no changes to the terms or conditions of the Warrant as a result of the Amendment, and no additional fees were paid or incurred.

Under the guidance of Accounting Standards Code (“ASC”) 470-50-40-10, the Amendment is considered a modification and therefore, any fees incurred would be capitalized and amortized as part of the effective yield. Since there were no additional fees incurred, the debt discount remaining as of the Amendment date is considered a cost of the debt reacquired and is shown as a reduction of the carrying value of the amended debt and is being amortized over the remaining term of the Loan. The combined balance of the debt discount attributable to the two advances on the Amendment date was $64,064, and the balance of the debt discount as of June 30, 2023 was $61,928.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 5. Notes Payable (Continued)

As of June 30, 2023 and December 31, 2022, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	June 30, 2023 (unaudited)	December 31, 2022

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$—	$3,303,936
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	—	652,963
PDS Gaming Note Payable	6/1/2023	11/1/2027	$3,703,884	$92,598	13%*	3,589,483	—

Total Notes Payable						3,589,483	3,956,899
Less: amounts classified as current						(644,243)	(790,371)
Long-Term Notes Payable						$2,945,240	$3,166,528

*As of June 30, 2023, the total interest rate was calculated at 5.05% SOFR plus the applicable margin rate of 7.95%.

The following table lists the future principal payments due on the Note as of June 30, 2023:

Year Ending December 31,	Amount
Remaining 2023	$309,283
2024	692,292
2025	798,933
2026	919,120
2027	869,855
$3,589,483

The following table provides a breakdown of the interest expense included in the consolidated Statements of Operations related to the Notes payable for the three months ended June 30, 2023 and 2022:

	June 30, 2023 (unaudited)	June 30, 2022

Interest on Notes payable	$123,911	$149,115
Amortization of debt discount	9,954	12,577
	$133,865	$161,692

The following table provides a breakdown of the interest expense included in the consolidated Statements of Operations related to the Notes payable for the six months ended June 30, 2023 and 2022:

	June 30, 2023 (unaudited)	June 30, 2022

Interest on Notes payable	$253,071	$302,372
Amortization of debt discount	21,736	25,188
	$274,807	$327,560

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. Interest expense included in the consolidated Statements of Operations related to the auto loan for the three months ended June 30, 2023 and 2022 was $643 and $605, respectively. Interest expense related to the auto loan for the six months ended June 30, 2023 and 2022 was $1,332 and $1,674, respectively.

As of June 30, 2023 and December 31, 2022, the principal balance of the auto loan was as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Total Auto Loan	$44,503	$52,149
Less: amounts classified as current	(15,932)	(15,504)
Long-Term Portion of Auto Loan	$28,571	$36,645

The following table lists the future principal payments due to FC on the auto loan as of June 30, 2023:

Year Ending December 31,	Amount
Remaining 2023	$7,855
2024	16,378
2025	17,313
2026	2,957
$44,503

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 7. Leases (Continued)

The following table summarizes the right-of-use asset and lease liability as of June 30, 2023:

Office lease right-of-use asset	$462,858
Less accumulated amortization	(186,071)
Balance of right-of-use asset	$276,787

Lease Liability
Current	$88,472
Long-term	226,067
$314,539

Lease expense for the three months ended June 30, 2023 and 2022 was $47,439 and $40,469, respectively, and lease expense for the six months ended June 30, 2023 and 2022 was $89,668 and $81,123, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of June 30, 2023:

Year Ended December 31:
Remaining 2023	$54,939
2024	111,612
2025	113,925
2026	77,106
Minimum lease payments	357,582
Less: imputed interest	(43,043)
Present value of minimum lease payments	314,539
Less: current maturities of lease liability	(88,472)
Long-term lease liability	$226,067

As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term for the building lease was 3.2 years and 3.7 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of June 30, 2023 and December 31, 2022 was 8%.

Note 8. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

On March 10, 2020 and October 13, 2020, the Company and a licensor amended the terms under a patent cross license agreement which required the Company to pay an upfront per unit license fee on games (slot machines) placed in service after the agreement date and for a period of five years. The March 2020 amendment removed the upfront per unit license fee in the original agreement and replaced it with a quarterly un-recoupable fee of $45,000 payable within fifteen days after the end of each calendar quarter and removed all audit provisions. The amendment was to terminate after five years from October 1, 2019, or September 30, 2024. The October 2020 amendment allowed the Company to defer the payment of the quarterly fees according to the deferred payment schedule delineated in the amendment, extended the

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 8. Commitments (Continued)

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 9.  Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

A summary of option transactions in 2023 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	2,975,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2023	2,975,000	$0.13
Options available for grant under the 2016 Plan at June 30, 2023	2,725,000

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price was recognized over the vesting period. Compensation expense related to stock options for the three months ended June 30, 2023 and 2022 was $84 and $105, respectively. Compensation expense related to stock options for the six months ended June 30, 2023 and 2022 was $176 and $8,675, respectively.

The following table summarizes information with respect to stock options outstanding at June 30, 2023:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	3.8	$0.13	-	2,910,000	3.8	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2022:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	4.3	$0.13	-	2,885,000	4.2	$0.13	-

As of June 30, 2023, there was approximately $614 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 9.  Stockholders’ Equity (Continued)

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated condensed Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Stock price	$0.09	$0.10
Exercise price	$0.05	$0.05
Weighted average volatility	54.9%	70.4%
Expected dividend yield	—	—
Expected term (in years)	6.4	6.9
Weighted average risk free interest rate	4.0%	4.0%

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

Based on the volatility in stock price of the comparable public companies and the calculation of the CV per the formula above, the resulting stock price of $0.09 and $0.10 price per share was used in the Black Scholes model to determine fair value of the Warrant at June 30, 2023 and December 31, 2022, respectively.

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2022	$573,436
Net change in fair value	(174,471)
Balance at March 31, 2023	398,965
Net change in fair value	43,845
Balance at June 30, 2023	$442,810

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 9.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table is a summary of the Warrant activity for the six months ended June 30, 2023:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2022	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at June 30, 2023	7,000,000	$0.05
Warrants exercisable at June 30, 2023	7,000,000

The following table summarizes information with respect to the Warrant outstanding at June 30, 2023:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	6.4	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2022:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	6.9	$0.05	-

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated Statements of Operations:

	June 30, 2023	June 30, 2022
Common Stock	7,000,000	7,000,000
Nonvoting Common Stock	2,975,000	2,975,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 9.  Stockholders’ Equity (Continued)

The following table presents the changes in stockholders’ equity for the six months ended June 30, 2023:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,371	$(30,066,663)	266,902	$(20,811)	$607,114
Net loss	—	—	—	—	—	(167,026)	—	—	(167,026)
Stock based compensation	—	—	—	—	92	—	—	—	92
Balances at March 31, 2023	4,916,285	$4,917	33,300,000	$33,300	$30,656,463	$(30,233,689)	266,902	$(20,811)	$440,180
Net loss	—	—	—	—	—	(181,267)	—	—	(181,267)
Stock based compensation	—	—	—	—	84	—	—	—	84
Balances at June 30, 2023	4,916,285	$4,917	33,300,000	$33,300	$30,656,547	$(30,414,956)	266,902	$(20,811)	$258,997

The following table presents the changes in stockholders’ equity for the six months ended June 30, 2022:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,647,509	$(29,917,052)	266,902	$(20,811)	$747,863
Net loss	—	—	—	—	—	(95,197)	—	—	(95,197)
Stock based compensation	—	—	—	—	8,570	—	—	—	8,570
Balances at March 31, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,079	$(30,012,249)	266,902	$(20,811)	$661,236
Net income	—	—	—	—	—	52,699	—	—	52,699
Stock based compensation	—	—	—	—	105	—	—	—	105
Balances at June 30, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,184	$(29,959,550)	266,902	$(20,811)	$714,040

Note 10.  Revenue

The Company applies the guidance under ASC 606 in recognizing revenue, which is generated from leasing and selling slot machines and from sales of parts and certain services relating to the slot machines. Revenue is recognized on sales of products, net of rebates, discounts and allowances, when an agreement exists, typically an approved sales proposal or contract, or upon receipt of customer’s purchase order, in which the sales price is fixed or determinable and when the performance obligations under that agreement have been completed. If multiple units of the products are included in any one sale or lease agreement or ancillary services are provided such as delivery, installation, or placement of the product on the gaming floor (“placement fees”), revenue is allocated to each unit or service based upon its respective fair value against the total contract value, and revenue recognition is deferred on those units or services until each of the performance obligation requirements under the applicable section(s) of that agreement have been completed

Revenue generated under operating leases is recognized when the performance obligation is satisfied. Lease agreements are based on either a fixed daily or monthly rate, or a pre-determined percentage of the monthly net win or “participation” revenue collected for each slot machine, subject to monthly minimums

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 10.  Revenue (Continued)

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of June 30, 2023 and December 31, 2022, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of June 30, 2023 or December 31, 2022, respectively.

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Lease and license fees:
Flat daily rate lease	$652,463	$613,352	$1,348,684	$1,198,634
Participation lease	189,315	323,570	402,000	666,368
License fees	3,570	—	7,140	—
	$845,348	$936,922	$1,757,824	$1,865,002
Sales of gaming products and parts:
Slot machine sales	$278,000	$536,769	$278,000	$1,065,186
Kiosk sales	131,766	—	131,766	—
Parts and ancillary items sales	37,390	22,389	51,484	44,530
	$447,156	$559,158	$461,250	$1,109,716

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2023

Note 11. Income from Tax Retention Credits

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

As of June 30, 2023, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $15,063,000. $12,773,000 of the NOL carryforwards expire at various times through 2038 and $2,290,000 of the NOLs can be carried forward indefinitely. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax expense represents the amount of estimated minimum state taxes payable.

Note 13. Concentration of Risk – Major Customers

The Company generated approximately 26% and 36% of its revenue from its top three customers for each of the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023, accounts receivable from three casino customers represented 57% of total accounts receivable. At December 31, 2022, accounts receivable from two casino customers represented 54% of total accounts receivable. One customer represented 39% of the accounts receivable balance as of June 30, 2023 and one customer represented 36% of the accounts receivable balance as of December 31, 2022.

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 21 state jurisdictions. As of June 30, 2023, we had 317 video slot machines out on lease or revenue share placed in 47 different casinos.

We realized a net loss of $348,293 and generated $915,655 in cash from operations in the six months ended June 30, 2023.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended June 30, 2023 were $1,293,000 compared to $1,496,000 for the comparable prior year period, a decrease of $203,000. Lease and license fees decreased by a net of $92,000 to $845,000 for the three months ended June 30, 2023 as compared to $937,000 for the three months ended June 30, 2022. The decrease is directly attributable to the decrease in the average number of units out on lease as well as the average daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the effects of COVID-19.

Sales of gaming products and related parts decreased by $112,000 to $447,000 for the three months ended June 30, 2023 as compared to $559,000 for the three months ended June 30, 2022. The Company sold 12 slot machines and 3 kiosks for $410,000 and had miscellaneous parts sales of $37,000 during the quarter ending June 30, 2023. The Company sold 32 slot machines for $537,000 and had miscellaneous parts sales of $22,000 during the quarter ending June 30, 2022.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines, kiosks and parts inventory sold, for the three months ended June 30, 2023 were $215,000 as compared to $376,000 for the three months ended June 30, 2022, a decrease of $161,000 as a result of the decrease in unit sales that occurred during the quarter ended June 30, 2023.

Depreciation on slot machine units out on lease remained flat at $286,000 for each of the three months ended June 30, 2023 and 2022.

License fee costs increased $3,000 during the three months ended June 30, 2023, the direct result of the recurring license fees agreement invoiced during 2023.

Operating Expenses

Operating expenses decreased a net of $15,000 to $85,000 for the three months ended June 30, 2023, from $100,000 for the three months ended June 30, 2022. This decrease was the result of decreases in hardware, supplies, repairs, and conversion costs, offset by an increase in freight costs during the quarter ended June 30, 2023, a direct result of the decrease in the number of leased slot machines during the quarter.

Research and Development Expenses

Research and development expenses decreased by $13,000 to $156,000 for the three months ended June 30, 2023, from $169,000 for the three months ended June 30, 2022. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This decrease is the direct result of the reduction in the bonus accrual during the three months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $545,000 for the three months ended June 30, 2023 versus $577,000 for the three months ended June 30, 2022, a decrease of $32,000. This decrease is attributable to the reduction in the bonus accrual, the reduction in travel, meals, and entertainment associated with the elimination of a regional sales director, and the reduction in license fees and lab costs during the quarter ended June 30, 2023 for a total decrease of $40,000. These decreases were offset by the $8,000 increase in rent attributable to the increase in the monthly common area maintenance fee and the annual building expense reconciliation charge incurred during the quarter.

Depreciation

Depreciation decreased by $2,000 to $7,000 for the three months ended June 30, 2023, from $9,000 for the three months ended June 30, 2022 due to the elimination of depreciation on assets that were fully depreciated during the quarter.

Interest Expense

Interest expense decreased $27,000 for the three months ended June 30, 2023, from $162,000 for the three months ended June 30, 2022, to $135,000 due to the paydown of principal on the notes payable and auto loan.

Interest Income

Interest income decreased by $3,000, from $5,000 for the three months ended June 30, 2022 to $2,000 for the three months ended June 30, 2023, the result of interest received on the ERC refunds received during the quarter ended June 30, 2022.

Loss on Change in Fair Value of Warrant Liability

The estimated fair market value of our common stock increased from $.08 per share to $.09 per share during the three months ended June 30, 2023, a result of the improvement in performance during the quarter versus the previous quarter. This resulted in a loss of $44,000 during the three months ended June 30, 2023. The loss of $1,000 during the three months ended June 30, 2022 was due to the slight increase in the estimated fair market value of our common stock during the quarter.

Income from Tax Retention Credits

Income from tax retention credits decreased $231,000 for the three months ended June 30, 2023, the result of the refunds received in June 2022 from the Employee Retention Tax credits under the CARES Act.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue

The Company’s revenues for the six months ended June 30, 2023 were $2,219,000 compared to $2,975,000 for the six months ended June 30, 2022, a decrease of $756,000. Lease and license fees decreased by $107,000 to $1,758,000 for the six months ended June 30, 2023 as compared to $1,865,000 for the six months ended June 30, 2022. This decrease was attributable to the decrease in the average number of slot machines out on lease as well as the decrease in daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the effects of COVID-19.

Sales of slot machines and related parts decreased by $649,000 to $461,000 for the six months ended June 30, 2023 as compared to $1,110,000 for the six months ended June 30, 2022. The decrease is mainly attributable to slot machine sales made under a distribution agreement that occurred in the six months ending June 30, 2022, which generated $615,000 in revenues.

Costs of Revenues

For the six months ended June 30, 2023, cost of products sold decreased $460,000 to $218,000 from $678,000 for the six months ended June 30, 2022, a direct result of the decrease in sales of slot machines as described above.

Depreciation on slot machine units out on lease decreased by $1,000 to $574,000 for the six months ended June 30, 2023 from $575,000 for the six months ended June 30, 2022. This decrease was the result of the elimination of depreciation on slot machines that were fully depreciated offset by depreciation on fixed assets built and placed in service during the latter part of 2022 and the first half of 2023.

Operating Expenses

Operating expenses decreased $13,000 to $190,000 for the six months ended June 30, 2023, from $203,000 for the six months ended June 30, 2022. This decrease was the result of decreases in hardware, supplies, repairs, and conversion costs during the six months ended June 30, 2023, a direct result of the decrease in the number of leased slot machines during the period.

Research and Development Expenses

Research and development expenses decreased by $27,000 to $321,000 for the six months ended June 30, 2023 from $348,000 for the six months ended June 30, 2022. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire and develop new brands. This decrease is attributable to the elimination of the bonus accrual during the six months ended June 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $45,000 to $1,103,000 for the six months ended June 30, 2023, from $1,148,000 for the six months ended June 30, 2022. This decrease is attributable to the reduction in the bonus accrual and the reduction in travel, meals, and entertainment associated with the elimination of a regional sales director during the six months ended June 30, 2023 for a total decrease of $62,000. These decreases were offset by the increases in rent, attributable to the increase in the monthly common area maintenance fee and the annual building expense reconciliation charge, and the increase in lab and professional fees totaling $17,000.

Depreciation

Depreciation decreased $3,000, from $17,000 for the six months ended June 30, 2022 to $14,000 for the six months ended June 30, 2023. This decrease was the result of the elimination of depreciation on fixed assets that were fully depreciated during the period.

Interest Expense

Interest expense decreased $53,000 for the six months ended June 30, 2023, from $329,000 for the six months ended June 30, 2022, to $276,000 as a result of the paydown of principal on the notes payable and auto loan.

Interest Income

Interest income of $5,000 for the six months ended June 30, 2023 was the result of interest received on installment sales whereas interest income of $5,000 for the six months ended June 30, 2022 was the result of interest received on the ERC refunds as well as interest on installment sales.

Gain on Change in Fair Value of Warrant Liability

The estimated fair market value of our common stock decreased from $.10 to $.09 per share during the six months ended June 30, 2023. This resulted in a gain on the change in fair value of the warrant liability of $131,000 during the six months ended June 30, 2023. The estimated fair value of our common stock decreased from $.13 to $.12 per share during the six months ended June 30, 2022. This resulted in a gain in fair value of the warrant liability of $46,000 during the six months ended June 30, 2022.

Income from Tax Retention Credits

Income from tax retention credits decreased $231,000 for the six months ended June 30, 2023, from $231,000 for the six months ended June 30, 2022 to $-0- for the six months ended June 30, 2023, the result of the refunds received in June 2022 from the Employee Retention Tax credits under the CARES Act.

Liquidity and Capital Resources

We recognized a net loss of $348,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2023 and 2022 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$915,000	$682,000	$233,000
Net cash used in investing activities	(305,000)	(78,000)	(227,000)
Net cash used in financing activities	(397,000)	(364,000)	(33,000)
Net increase in cash	213,000	240,000	$(27,000)
Cash, beginning of year	1,487,000	1,619,000
Cash, end of period	$1,700,000	$1,859,000

For the six months ended June 30, 2023, cash provided by operating activities increased $233,000, from $682,000 for the six months ended June 31, 2022 to $915,000. The increase in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities increased by $227,000, from $78,000 used in investing activities for the six months ended June 30, 2022 to $305,000 used in investing activities for the six months ended June 30, 2023. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the period.

Net cash used in financing activities was $397,000 for the six months ended June 30, 2023, versus $364,000 for the six months ended June 30, 2022, for an increase of $33,000. The increase is directly attributable to the increase in principal payments on the notes and auto loan for the six months ended June 30, 2023.

Operations and Liquidity Management

For the six months ended June 30, 2023, we sustained a net loss of $348,000, however we generated $915,000 in cash from operating activities and maintained and sustained a working capital surplus.

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

As of June 30, 2023, our cash balance was $1,700,000 and our current gross cash requirements are approximately $260,000 to $290,000 per month, principally for salaries, professional services, licenses, and operating expenses and $94,000 for debt service. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections, anticipated revenues, and financing agreements, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of June 30, 2023:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$314,539	$88,472	$206,981	$19,086	$—
Auto loan (2)	44,503	15,932	28,571	—	—
Debt obligations (3)	3,589,483	644,243	1,600,633	1,344,607	—
Total	$3,948,525	$748,647	$1,836,185	$1,363,693	$—

(1)	Represents operating lease agreement for office and warehouse facility.
(2)	Represents principal payments on auto loan.
(3)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company sustained a net loss for the six months ended June 30, 2023, however it generated cash from operations and has maintained and sustained a working capital surplus.

The Company is subject to covenant clauses in its Loan Agreement with the Lender whereby it is required to meet certain key financial ratios. Due to the material effect that COVID-19 has on the Company’s revenues, the Lender amended the Loan in September 2020 and again in March 2021, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending December 31, 2021. In August 2022, the Lender executed a third amendment which reset the financial ratio covenants through June 30, 2023. Via an amendment to the Loan Agreement on June 1, 2023, the Lender waived compliance with certain financial covenants for the quarter ended March 1, 2023, and amended and reset the existing financial ratios covenants through the quarter ending December 31, 2024. As of June 30, 2023, the Company is in compliance with the amended financial ratio covenants.

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

As of June 30, 2023, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: August 14, 2023	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

