Form 10-Q
period 2023-09-30
Lightning Gaming, Inc.
filed 2023-11-13
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of November 10, 2023 and 33,300,000 shares of Nonvoting Common Stock as of November 10, 2023

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022;
3	Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2023 and 2022;
4	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022;
5	Notes to Unaudited Consolidated Financial Statements.

Item	1. Financial Statements.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,985,681	$1,486,852
Accounts receivable, net	433,705	912,090
Inventory, net	166,727	484,955
Deposit with vendor	111,602	—
Prepaid expenses	134,654	168,024
Total Current Assets	2,832,369	3,051,921

Property and Equipment, net	1,410,034	2,279,834

Right-of-use asset – building, net	257,689	313,747
Long-term accounts receivable	—	96,992
Other assets	8,193	8,193
License fees, net of accumulated amortization	450	12,800

Total Assets	$4,508,735	$5,763,487

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$50,245	$51,378
Accrued expenses	106,170	167,058
Accrued interest	65	93
Current portion of lease liability	90,835	83,884
Current portion of auto loan	16,156	15,504
Current portion of notes payable, net	665,246	790,371
Total Current Liabilities	928,717	1,108,288

Long-Term Debt and Other Liabilities
Long-term notes payable, net	2,772,971	3,166,528
Long-term portion of auto loan	24,449	36,645
Warrant liability	563,924	573,436
Long-term lease liability	202,675	271,476
Total Long-Term Debt and Other Liabilities	3,564,019	4,048,085

Total Liabilities	4,492,736	5,156,373

Commitments (Note 8)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting preferred stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,656,622	30,656,371
Accumulated deficit	(30,658,029)	(30,066,663)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	15,999	607,114

Total Liabilities and Stockholders’ Equity	$4,508,735	$5,763,487

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2023 and 2022

(Unaudited)

	September 30, 2023	September 30, 2022
Revenues
Lease and license fees	$785,271	$910,309
Sales of gaming products and parts	473,314	346,782
Total revenues	1,258,585	1,257,091
Costs of Revenue
Cost of products sold	208,605	134,337
Depreciation	277,674	280,160
License Fees	2,563	2,142
Costs of revenue	488,842	416,639

Gross Profit	$769,743	$840,452

Operating expenses
Operating expenses	80,958	146,731
Research and development	149,982	168,697
Selling, general and administrative expenses	528,307	582,545
Depreciation	6,887	8,335
Total operating expenses	766,134	906,308

Operating income (loss)	$3,609	$(65,856)

Non-operating income (expense)
Interest expense	(128,077)	(158,074)
Interest income	2,884	3,920
(Loss) gain on change in fair value of warrant liability	(121,114)	130,502
Total non-operating expense	(246,307)	(23,652)
Net (loss) before income taxes	(242,698)	(89,508)
Income tax expense	(375)	(375)
Net (loss)	$(243,073)	$(89,883)
Net (loss) per common share - basic	$(0.01)	$(0.00)
Net (loss) per common share - diluted	$(0.01)	$(0.00)
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic and diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	September 30, 2023	September 30, 2022
Revenues
Lease and license fees	$2,543,095	$2,775,311
Sales of gaming products and parts	934,564	1,456,498
Total revenues	3,477,659	4,231,809
Costs of Revenue
Cost of products sold	426,235	812,474
Depreciation	851,311	855,276
License fees	8,989	2,142
Costs of revenue	1,286,535	1,669,892

Gross Profit	$2,191,124	$2,561,917

Operating expenses
Operating expenses	270,700	349,881
Research and development	471,094	516,663
Selling, general and administrative expenses	1,630,909	1,730,581
Depreciation	20,885	25,929
Total operating expenses	2,393,588	2,623,054

Operating (loss)	$(202,464)	$(61,137)

Non-operating income (expense)
Interest expense	(404,216)	(487,308)
Interest income	8,266	9,412
Gain on change in fair value of warrant liability	9,512	176,718
Income from tax retention credits	—	231,059
Total non-operating expense	(386,438)	(70,119)
Net (loss) before income taxes	(588,902)	(131,256)
Income tax expense	(2,464)	(1,125)
Net (loss)	$(591,366)	$(132,381)
Net (loss) per common share - basic	$(0.02)	$(0.00)
Net (loss) per common share - diluted	$(0.02)	$(0.00)
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic and diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities
Net loss	$(591,366)	$(132,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	872,196	881,205
Inventory write offs	(205)	—
Stock based compensation	251	8,768
Amortization of debt discount	28,101	37,710
Gain on change in fair value of warrant liability	(9,512)	(176,718)
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	575,377	(304,841)
Decrease in inventory	637,552	351,486
Increase in deposit with vendor	(111,602)	—
Decrease in prepaid expenses	33,370	16,451
Increase in right-of-use asset and lease liability	(5,791)	(4,056)
Decrease in accounts payable	(1,133)	(445,738)
(Decrease) increase in accrued expenses	(60,889)	110,252
Decrease in accrued interest	(28)	(96)
Net Cash Provided by Operating Activities	1,366,321	342,042

Cash Flows from Investing Activities
Purchase of equipment	(309,165)	(206,615)

Net Cash Used in Investing Activities	(309,165)	(206,615)

Cash Flows from Financing Activities
Repayment of notes payable	(546,783)	(542,209)
Payments on auto loan	(11,544)	(10,922)

Net Cash Used in Financing Activities	(558,327)	(553,131)

Net Increase (decrease) in Cash	498,829	(417,704)

Cash - Beginning of period	1,486,852	1,619,572

Cash - End of period	$1,985,681	$1,201,868

See Notes to Unaudited Consolidated Financial Statements

7

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2023 and 2022 (Continued)

(Unaudited)

	September 30, 2023	September 30, 2022
Supplemental Disclosure of Non-Cash Financing Activities:
Transfers among inventory, equipment and licenses, net	$319,118	$189,478

Supplemental Information:
Cash paid for:
Interest	$376,150	$449,694
Income taxes	$1,299	$1,533

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2023

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

Basis of Presentation

The unaudited interim consolidated financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on April 4, 2023 (“Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2022 was derived from the Company’s consolidated audited financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company realized a net loss, it generated approximately $1,366,000 in cash from operations for the nine months ended September 30, 2023 and has maintained and sustained a working capital surplus. In addition, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,297,352 as of September 30, 2023 and $1,052,654 as of December 31, 2022.

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

Under CECL, the Company determined that an allowance of .9% of the outstanding accounts receivable balance was sufficient to cover unexpected credit losses and maintained an allowance of $6,593 as of September 30, 2023 and December 31, 2022. During each of the three and nine months ended September 30, 2023 and 2022, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value. Inventory is routinely evaluated to identify damaged, obsolete, and unusable inventory and for physical inventory differences. An allowance of approximately 5% to 10% of the parts balance is maintained to account for obsolescence and physical inventory differences and impaired inventory is written off when necessary. The Company maintained an allowance of $4,210 and $4,416 as of September 30, 2023 and December 31, 2022, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the three and nine months presented:

	September 30, 2023 (unaudited)	September 30, 2022
Stock options	2,875,000	2,975,000
Warrant	7,000,000	7,000,000
	9,875,000	9,975,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 2.  Inventory

Inventory consists of the following:

	September 30, 2023 (unaudited)	December 31, 2022
Finished products	$82,233	$360,301
Raw materials and work in process	88,704	129,070
Less allowance for inventory obsolescence	(4,210)	(4,416)
Inventory, net	$166,727	$484,955

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

Note 3.  Property and Equipment

Property and equipment consist of the following:

	September 30, 2023 (unaudited)	December 31, 2022
Equipment, principally gaming equipment under lease	$5,858,406	$5,990,537
Delivery truck	78,247	78,247
Office equipment, furniture and fixtures	88,024	89,162
Leasehold improvements	91,794	91,794
Property and equipment	6,116,471	6,249,740
Less accumulated depreciation and amortization	(4,706,437)	(3,969,906)
Property and equipment, net	$1,410,034	$2,279,834

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $6,887 and $8,335 for the three months ended September 30, 2023 and 2022, respectively, and $20,885 and $25,929 for the nine months ended September 30, 2023 and 2022, respectively.

Note 4.  License Fees

License fees consist of the following:

	September 30, 2023 (unaudited)	December 31, 2022
Purchased licenses	$398,396	$410,746
Less accumulated amortization	(397,946)	(397,946)
License fees, net	$450	$12,800

Under a patent cross license agreement with a licensor amended on November 30, 2021, the Company is required to pay a per unit license fee on games (slot machines) placed in service, each identifiable by a unique serial number.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 4.  License Fees (Continued)

In December 2021, the Company paid $32,500 upfront for the first 50 machines to be deployed under the amended agreement, with subsequent fees due and payable on a quarterly basis and based on machines initially deployed in the preceding calendar quarter. The $650 per unit fee for the licenses is added to the cost of slot machines as they are built for sale or lease. The remaining per unit license fee as of September 30, 2023 and December 31, 2022 was $-0- and $12,350, respectively. See Note 8 for further details regarding the patent cross license agreement.

The weighted average useful life of purchased source code licenses is 3 years. All purchased source code licenses are fully amortized.

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

September 30, 2023

Note 5. Notes Payable (Continued)

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

On June 1, 2023, the Lender agreed to the Fourth Amendment of the Loan (the “Amendment”) which combined the two notes payable with a total principal balance then outstanding of $3,703,884 into one, converted the interest rate from a fixed rate of 13% per annum to a floating rate based on the Secured Overnight Financing Rate (“SOFR”) plus the applicable margin rate, which is defined in the Amendment at 7.95%, and extended the maturity date to November 1, 2027, which reduced the monthly payment. Per the agreement, the interest rate and monthly payment will be adjusted monthly based upon fluctuation in the SOFR rate plus the stated applicable margin. The starting rate on June 1, 2023 was 13% and the initial monthly payment of principal and interest was $92,598. In addition, the Lender waived compliance with certain financial covenants for the period ended March 31, 2023, and amended and reset the existing financial ratio covenants through and including the quarter ending December 31, 2024.

The Loan remains in full force and effect in all other aspects except as those defined in the June 1, 2023 Amendment. In addition, there were no changes to the terms or conditions of the Warrant as a result of the Amendment, and no additional fees were paid or incurred.

Under the guidance of Accounting Standards Code (“ASC”) 470-50-40-10, the Amendment is considered a modification and therefore, any fees incurred would be capitalized and amortized as part of the effective yield. Since there were no additional fees incurred, the debt discount remaining as of the Amendment date is considered a cost of the debt reacquired and is shown as a reduction of the carrying value of the amended debt and is being amortized over the remaining term of the Loan. The combined balance of the debt discount attributable to the two advances on the Amendment date was $64,064, and the balance of the debt discount as of September 30, 2023 was $55,599.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 5. Notes Payable (Continued)

As of September 30, 2023 and December 31, 2022, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	September 30, 2023 (unaudited)	December 31, 2022

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$—	$3,303,936
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	—	652,963
PDS Gaming Note Payable	6/1/2023	11/1/2027	$3,703,884	$92,598	13.25%*	3,438,217	—

Total Notes Payable						3,438,217	3,956,899
Less: amounts classified as current						(665,246)	(790,371)
Long-Term Notes Payable						$2,772,971	$3,166,528

*As of September 30, 2023, the total interest rate was calculated at 5.3% SOFR plus the applicable margin rate of 7.95%.

The following table lists the future principal payments due on the Note as of September 30, 2023:

Year Ending December 31,	Amount
Remaining 2023	$156,665
2024	690,022
2025	798,393
2026	920,835
2027	872,302
$3,438,217

The following table provides a breakdown of the interest expense included in the consolidated Statements of Operations related to the Notes payable for the three months ended September 30, 2023 and 2022:

	September 30, 2023 (unaudited)	September 30, 2022

Interest on Notes payable	$121,151	$144,744
Amortization of debt discount	6,330	12,522
	$127,481	$157,266

The following table provides a breakdown of the interest expense included in the consolidated Statements of Operations related to the Notes payable for the nine months ended September 30, 2023 and 2022:

	September 30, 2023 (unaudited)	September 30, 2022

Interest on Notes payable	$374,222	$447,116
Amortization of debt discount	28,066	37,710
	$402,288	$484,826

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. Interest expense included in the consolidated Statements of Operations related to the auto loan for the three months ended September 30, 2023 and 2022 was $596 and $808, respectively. Interest expense related to the auto loan for the nine months ended September 30, 2023 and 2022 was $1,928 and $2,482, respectively.

As of September 30, 2023 and December 31, 2022, the principal balance of the auto loan was as follows:

	September 30, 2023 (unaudited)	December 31, 2022
Total Auto Loan	$40,605	$52,149
Less: amounts classified as current	(16,156)	(15,504)
Long-Term Portion of Auto Loan	$24,449	$36,645

The following table lists the future principal payments due to FC on the auto loan as of September 30, 2023:

Year Ending December 31,	Amount
Remaining 2023	$3,957
2024	16,378
2025	17,313
2026	2,957
$40,605

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 7. Leases (Continued)

The following table summarizes the right-of-use asset and lease liability as of September 30, 2023:

Office lease right-of-use asset	$462,858
Less accumulated amortization	(205,169)
Balance of right-of-use asset	$257,689

Lease Liability
Current	$90,835
Long-term	202,675
$293,510

Lease expense for the three months ended September 30, 2023 and 2022 was $42,230 and $40,654, respectively, and lease expense for the nine months ended September 30, 2023 and 2022 was $131,898 and $121,776, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of September 30, 2023:

Year Ended December 31:
Remaining 2023	$27,758
2024	111,612
2025	113,925
2026	77,106
Minimum lease payments	330,401
Less: imputed interest	(36,891)
Present value of minimum lease payments	293,510
Less: current maturities of lease liability	(90,835)
Long-term lease liability	$202,675

As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term for the building lease was 2.9 years and 3.7 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of September 30, 2023 and December 31, 2022 was 8%.

Note 8. Commitments

The Company routinely enters into license agreements for the use of intellectual properties and technologies. These agreements generally provide for license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

On March 10, 2020 and October 13, 2020, the Company and a licensor amended the terms under a patent cross license agreement which required the Company to pay an upfront per unit license fee on games (slot machines) placed in service after the agreement date and for a period of five years. The March 2020 amendment removed the upfront per unit license fee in the original agreement and replaced it with a quarterly un-recoupable fee of $45,000 payable within fifteen days after the end of each calendar quarter

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 8. Commitments (Continued)

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

On November 30, 2021, the agreement was further amended reverting to a per unit fee on games and stipulates that fees are due and payable on a quarterly basis based on games initially deployed in the preceding calendar quarter. See Note 4 for further details regarding the patent cross license agreement.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 9.  Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

A summary of option transactions in 2023 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	2,975,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	(100,000)	0.13
Options outstanding at September 30, 2023	2,875,000	$0.13
Options available for grant under the 2016 Plan at September 30, 2023	2,825,000

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price was recognized over the vesting period. Compensation expense related to stock options for the three months ended September 30, 2023 and 2022 was $75 and $93, respectively. Compensation expense related to stock options for the nine months ended September 30, 2023 and 2022 was $251 and $8,768, respectively.

The following table summarizes information with respect to stock options outstanding at September 30, 2023:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,875,000	3.6	$0.13	-	2,810,000	3.5	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2022:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,975,000	4.3	$0.13	-	2,885,000	4.2	$0.13	-

As of September 30, 2023, there was approximately $689 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Stock price	$0.11	$0.10
Exercise price	$0.05	$0.05
Weighted average volatility	51.8%	70.4%
Expected dividend yield	—	—
Expected term (in years)	6.2	6.9
Weighted average risk free interest rate	4.6%	4.0%

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

Based on the volatility in stock price of the comparable public companies and the calculation of the CV per the formula above, the resulting stock price of $0.11 and $0.10 price per share was used in the Black Scholes model to determine fair value of the Warrant at September 30, 2023 and December 31, 2022, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 9.  Stockholders’ Equity (Continued)

Warrants (Continued)

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2022	$573,436
Net change in fair value	(174,471)
Balance at March 31, 2023	398,965
Net change in fair value	43,845
Balance at June 30, 2023	442,810
Net change in fair value	121,114
Balance at September 30, 2023	$563,924

The following table is a summary of the Warrant activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2022	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at September 30, 2023	7,000,000	$0.05
Warrants exercisable at September 30, 2023	7,000,000

The following table summarizes information with respect to the Warrant outstanding at September 30, 2023:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	6.2	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2022:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	6.9	$0.05	-

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 9.  Stockholders’ Equity (Continued)

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

The following table summarizes the number of dilutive shares outstanding for each of the periods presented which may dilute future earnings per share, and is included in the calculation of diluted earnings per share on the consolidated Statements of Operations:

	September 30, 2023	September 30, 2022
Common Stock	7,000,000	7,000,000
Nonvoting Common Stock	2,875,000	2,975,000

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2023:

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,371	$(30,066,663)	266,902	$(20,811)	$607,114
Net loss	—	—	—	—	—	(167,026)	—	—	(167,026)
Stock based compensation	—	—	—	—	92	—	—	—	92
Balances at March 31, 2023	4,916,285	$4,917	33,300,000	$33,300	$30,656,463	$(30,233,689)	266,902	$(20,811)	$440,180
Net loss	—	—	—	—	—	(181,267)	—	—	(181,267)
Stock based compensation	—	—	—	—	84	—	—	—	84
Balances at June 30, 2023	4,916,285	$4,917	33,300,000	$33,300	$30,656,547	$(30,414,956)	266,902	$(20,811)	$258,997
Net loss	—	—	—	—	—	(243,073)	—	—	(243,073)
Stock based compensation	—	—	—	—	75	—	—	—	75
Balances at September 30, 2023	4,916,285	$4,917	33,300,000	$33,300	$30,656,622	$(30,658,029)	266,902	$(20,811)	$15,999

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

Note 9.  Stockholders’ Equity (Continued)

The following table presents the changes in stockholders’ equity for the three and nine months ended September 30, 2022:

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

September 30, 2023

Note 10.  Revenue (Continued)

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of September 30, 2023 and December 31, 2022, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of September 30, 2023 or December 31, 2022, respectively.

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Lease and license fees:
Flat daily rate lease	$604,139	$624,503	$1,952,823	$1,823,137
Participation lease	177,562	283,426	579,562	949,794
License fees	3,570	2,380	10,710	2,380
	$785,271	$910,309	$2,543,095	$2,775,311
Sales of gaming products and parts:
Slot machine sales	$437,400	$309,209	$715,400	$1,374,395
Kiosk sales	—	—	131,766	—
Parts and ancillary items sales	35,915	37,573	87,398	82,103
	$473,315	$346,782	$934,564	$1,456,498

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2023

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

As of September 30, 2023, the Company has available, for federal and state income tax purposes, NOL carryforwards of approximately $15,043,000. $12,773,000 of the NOL carryforwards expire at various times through 2038 and $2,270,000 of the NOLs can be carried forward indefinitely. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the financial statements.

The current tax expense represents the amount of estimated minimum state taxes payable.

Note 13. Concentration of Risk – Major Customers

The Company generated approximately 24% and 28% of its revenue from its top three customers for each of the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023, accounts receivable from two customers represented 37% of total accounts receivable. At December 31, 2022, accounts receivable from two casino customers represented 54% of total accounts receivable. One customer represented 19% of the accounts receivable balance as of September 30, 2023 and one customer represented 36% of the accounts receivable balance as of December 31, 2022.

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

In 2009, we commenced the design, manufacture, marketing, sale and operation of video slot machines to customers in various gaming jurisdictions. Our video slot machines contain games where the casino patron wagers on multiple pay lines and contain secondary bonus games. The current slot machine products are:

•	Americana	•	Jungle Book
•	Around the World in 80 Days	•	Jungle Jackpots – Screaming Links
•	Beauty and the Beast	•	Just Jackpots
•	Bierfeier – Screaming Links	•	Lightning Lotto
•	Candy Cash	•	Lucky Shamrock – Screaming Links
•	Captivating Wizards	•	Penny Palooza
•	Cash Flow	•	Prosperous Buddha – Persistent Link
•	Ching Shih	•	Scarabs of Egypt – Screaming Links
•	Cinderella	•	Si Shou
•	Coinolicious-Fortuitous Panda	•	Si Xiang – Screaming Links
•	Crazy 8’s Link Deluxe	•	Slotto
•	Drachma	•	Snow White
•	Duck Dynamite	•	Snow White – Screaming Links
•	Eye of RA – Persistent Link	•	Swamp Fever
•	Fins N Wins	•	Swamp Fever – Persistent Link
•	Fruit Jackpots	•	Swamp Frenzy
•	Fruit Treasure	•	Ultimate Screaming Links – Golden Egg
•	Golden Egg	•	Ultimate Screaming Links – Golden Geigi
•	Goyaate	•	Ultimate Screaming Links – Great Balls of Fire
•	Great Balls of Fire – Screaming Links	•	Vampires Fortune
•	Hao Yun	•	Year of the Horse
•	Hua Mulan – Screaming Links	•	Ye Xian
•	Jackpot Link Deluxe – Jackpot Link Deluxe	•	Zhang Jiao – Screaming Links
•	Jumbo Fish Stacks	•	Zuo Ci – Screaming Links

When we expanded our products to include slot machines, we embarked on an initiative to market our slot machines to Native American jurisdictions as well as the commercial casino marketplace.

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 22 state jurisdictions. As of September 30, 2023, we had 261 video slot machines out on lease or revenue share placed in 38 different casinos.

We realized a net loss of $591,366 and generated $1,366,321 in cash from operations in the nine months ended September 30, 2023.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended September 30, 2023 were $1,259,000 compared to $1,257,000 for the comparable prior year period, an increase of $2,000. Lease and license fees decreased by a net of $125,000 to $785,000 for the three months ended September 30, 2023 as compared to $910,000 for the three months ended September 30, 2022. The decrease is directly attributable to the decrease in the average number of units out on lease as well as the average daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the effects of COVID-19.

Sales of gaming products and related parts increased by $126,000 to $473,000 for the three months ended September 30, 2023 as compared to $347,000 for the three months ended September 30, 2022. The Company sold 24 slot machines, 4 of which were previously out on lease, for $437,000 and had miscellaneous parts sales of $36,000 during the quarter ending September 30, 2023. The Company sold 17 slot machines, 10 of which were previously on lease, for $309,000 and had miscellaneous parts sales of $38,000 during the quarter ending September 30, 2022.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended September 30, 2023 was $209,000 as compared to $134,000 for the three months ended September 30, 2022, an increase of $75,000 as a result of the increase in unit sales that occurred during the quarter ended September 30, 2023.

Depreciation on slot machine units out on lease decreased $2,000 to $278,000 for the three months ended September 30, 2023 from $280,000 for the three months ended September 30, 2022. This decrease was the result of slot machines that were fully depreciated and sales of slot machines previously out on lease.

License fee costs remained flat at $2,000 during each of the three months ended September 30, 2023 and 2022.

Operating Expenses

Operating expenses decreased a net of $66,000 to $81,000 for the three months ended September 30, 2023, from $147,000 for the three months ended September 30, 2022. This decrease was the result of decreases in all operating expenses across the board, which includes hardware, supplies, repairs, conversion costs, freight and travel, during the quarter ended September 30, 2023, a direct result of the decrease in the number of leased slot machines during the quarter.

Research and Development Expenses

Research and development expenses decreased by $19,000 to $150,000 for the three months ended September 30, 2023, from $169,000 for the three months ended September 30, 2022. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This decrease is the direct result of the elimination of a contract position and the reduction in the bonus accrual during the three months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $528,000 for the three months ended September 30, 2023 versus $583,000 for the three months ended September 30, 2022, a decrease of $55,000. This decrease is attributable to the reduction in the bonus accrual, the reduction in travel, meals, and entertainment associated with the elimination of a regional sales director, and the reduction in professional fees, license fees and lab costs during the quarter ended September 30, 2023 for a total decrease of $57,000. These decreases were offset by the $2,000 increase in rent attributable to the increase in the monthly common area maintenance fee.

Depreciation

Depreciation decreased by $1,000 to $7,000 for the three months ended September 30, 2023, from $8,000 for the three months ended September 30, 2022 due to the elimination of depreciation on assets that were fully depreciated during the quarter.

Interest Expense

Interest expense decreased $30,000 for the three months ended September 30, 2023, from $158,000 for the three months ended September 30, 2022, to $128,000 due to the paydown of principal on the notes payable and auto loan.

Interest Income

Interest income decreased by $1,000, from $4,000 for the three months ended September 30, 2022 to $3,000 for the three months ended September 30, 2023, the result of interest recognized on installment sales.

Gain on Change in Fair Value of Warrant Liability

The estimated fair market value of our common stock increased from $.09 per share to $.11 per share during the three months ended September 30, 2023, a result of the increase in Company value during the quarter versus the previous quarter. This resulted in a loss of $121,000 during the three months ended September 30, 2023. The gain on the change in fair value of the warrant liability of $131,000 during the three months ended September 30, 2022 was due to the decrease in the estimated fair market value of our common stock during the quarter, from $.12 to $.10 per share.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue

The Company’s revenues for the nine months ended September 30, 2023 were $3,478,000 compared to $4,232,000 for the nine months ended September 30, 2022, a decrease of $754,000. Lease and license fees decreased by $232,000 to $2,543,000 for the nine months ended June 30, 2023 as compared to $2,775,000 for the nine months ended September 30, 2022. This decrease was attributable to the decrease in the average number of slot machines out on lease as well as the decrease in daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the effects of COVID-19.

Sales of slot machines and related parts decreased by $521,000 to $935,000 for the nine months ended September 30, 2023 as compared to $1,456,000 for the nine months ended September 30, 2022. The decrease is mainly attributable to slot machine sales made under a distribution agreement that occurred in the nine months ending September 30, 2022, which generated $657,000 in revenues.

Costs of Revenues

For the nine months ended September 30, 2023, cost of products sold decreased $386,000 to $426,000 from $812,000 for the nine months ended September 30, 2022, a direct result of the decrease in sales of slot machines as described above.

Depreciation on slot machine units out on lease decreased by $4,000 to $851,000 for the nine months ended September 30, 2023 from $855,000 for the nine months ended September 30, 2022. This decrease was the result of the elimination of depreciation on slot machines that were fully depreciated offset by depreciation on fixed assets built and placed in service during the latter part of 2022 and the first half of 2023.

License fee costs increased $7,000 to $9,000 during the nine months ended September 30, 2023, from $2,000 for the nine months ended September 30, 2022, the direct result of a recurring license agreement that commenced in August of 2022.

Operating Expenses

Operating expenses decreased $79,000 to $271,000 for the nine months ended September 30, 2023, from $350,000 for the nine months ended September 30, 2022. This decrease was the result of decreases in hardware, supplies, repairs, conversion costs, freight and travel during the nine months ended September 30, 2023, a direct result of the decrease in the number of leased slot machines during the period.

Research and Development Expenses

Research and development expenses decreased by $46,000 to $471,000 for the nine months ended September 30, 2023 from $517,000 for the nine months ended September 30, 2022. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire and develop new brands. This decrease is the direct result of the elimination of a contract position and the reduction in the bonus accrual during the nine months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $100,000 to $1,631,000 for the nine months ended September 30, 2023, from $1,731,000 for the nine months ended September 30, 2022. This decrease is attributable to the reduction in the bonus accrual, the reduction in travel, meals, and entertainment associated with the elimination of a regional sales director, and the reduction in professional fees, license fees and lab costs during the nine months ended September 30, 2023, for a total decrease of $112,000. These decreases were offset by the increase in rent, attributable to the increase in the monthly common area maintenance fee and the annual building expense reconciliation charge, totaling $12,000.

Depreciation

Depreciation decreased $5,000, from $26,000 for the nine months ended September 30, 2022 to $21,000 for the nine months ended September 30, 2023. This decrease was the result of the elimination of depreciation on fixed assets that were fully depreciated during the period.

Interest Expense

Interest expense decreased $83,000 for the nine months ended September 30, 2023, from $487,000 for the nine months ended September 30, 2022, to $404,000 as a result of the paydown of principal on the notes payable and auto loan.

Interest Income

Interest income of $8,000 for the nine months ended September 30, 2023 was the result of interest received on installment sales whereas interest income of $9,000 for the nine months ended September 30, 2022 was the result of interest received on the ERC refunds as well as interest on installment sales.

Gain on Change in Fair Value of Warrant Liability

Although the estimated fair market value of our common stock increased from $.10 to $.11 per share during the nine months ended September 30, 2023, a gain was recognized on the change in fair value of the warrant liability of $10,000 during the nine months ended September 30, 2023 from the decrease in the annualized volatility in stock price used in the calculation of the fair value of the warrant. The estimated fair value of our common stock decreased from $.13 to $.12 per share during the nine months ended September 30, 2022. This resulted in a gain in fair value of the warrant liability of $177,000 during the nine months ended September 30, 2022.

Income from Tax Retention Credits

Income from tax retention credits decreased $231,000 for the nine months ended September 30, 2023, from $231,000 for the nine months ended September 30, 2022 to $-0- for the nine months ended September 30, 2023, the result of the refunds received in June 2022 from the Employee Retention Tax credits under the CARES Act.

Liquidity and Capital Resources

We recognized a net loss of $591,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2023 and 2022 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$1,366,000	$342,000	$1,024,000
Net cash used in investing activities	(309,000)	(206,000)	(103,000)
Net cash used in financing activities	(558,000)	(553,000)	(5,000)
Net increase in cash	499,000	(417,000)	$916,000
Cash, beginning of year	1,487,000	1,619,000
Cash, end of period	$1,986,000	$1,202,000

For the nine months ended September 30, 2023, cash provided by operating activities increased $1,024,000, from $342,000 for the nine months ended September 31, 2022 to $1,366,000. The increase in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities increased by $103,000, from $206,000 used in investing activities for the nine months ended September 30, 2022 to $309,000 used in investing activities for the nine months ended September 30, 2023. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the period.

Net cash used in financing activities was $558,000 for the nine months ended September 30, 2023, versus $553,000 for the nine months ended September 30, 2022, for an increase of $5,000. The increase is directly attributable to the increase in principal payments on the notes and auto loan for the nine months ended September 30, 2023.

Operations and Liquidity Management

For the nine months ended September 30, 2023, we sustained a net loss of $591,000, however we generated $1,366,000 in cash from operating activities and maintained and sustained a working capital surplus.

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

As of September 30, 2023, our cash balance was $1,986,000 and our current gross cash requirements are approximately $250,000 to $280,000 per month, principally for salaries, professional services, licenses, and operating expenses and $94,000 for debt service. We expect that the effects of COVID-19 on our operations will be temporary and we will continue to have the ability to meet our obligations. Based on our cash flow projections, anticipated revenues, and financing agreements, we believe we have sufficient cash flow to support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of September 30, 2023:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$293,510	$90,835	$202,675	$—	$—
Auto loan (2)	40,605	16,156	24,449	—	—
Debt obligations (3)	3,438,217	665,246	1,658,444	1,114,527	—
Total	$3,772,332	$772,237	$1,885,568	$1,114,527	$—

(1)	Represents operating lease agreement for office and warehouse facility.
(2)	Represents principal payments on auto loan.
(3)	Represents outstanding amounts of notes payable.

Off-Balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet arrangements.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. The Company sustained a net loss for the nine months ended September 30, 2023, however it generated cash from operations and has maintained and sustained a working capital surplus.

The Company is subject to covenant clauses in its Loan Agreement with the Lender whereby it is required to meet certain key financial ratios. Due to the material effect that COVID-19 has on the Company’s revenues, the Lender amended the Loan in September 2020 and again in March 2021, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending December 31, 2021. In August 2022, the Lender executed a third amendment which reset the financial ratio covenants through June 30, 2023. Via an amendment to the Loan Agreement on June 1, 2023, the Lender waived compliance with certain financial covenants for the quarter ended March 31, 2023, and amended and reset the existing financial ratios covenants through the quarter ending December 31, 2024. As of September 30, 2023, the Company is in compliance with the amended financial ratio covenants.

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

As of September 30, 2023, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: November 10, 2023	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

