Form 10-Q
period 2024-03-31
Lightning Gaming, Inc.
filed 2024-05-13
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,649,383 shares of (voting) Common Stock as of May 13, 2024 and 33,300,000 shares of Nonvoting Common Stock as of May 13, 2024

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

1	Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023 (audited);
2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023;
3	Unaudited Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2024 and 2023;
4	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023;
5	Notes to Unaudited Consolidated Financial Statements.

 Item 1.  Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Current Assets
Cash	$1,454,612	$1,722,323
Accounts receivable, net	445,450	544,371
Inventory, net	364,488	363,995
Prepaid expenses and deposits	183,829	161,483
Total Current Assets	2,448,379	2,792,172

Property and Equipment, net	812,772	1,030,971

Right-of-use asset – building, net	218,194	238,163
Long-term accounts receivable	108,618	150,644
Other assets	8,193	8,193
License fees, net of accumulated amortization	13,450	13,450

Total Assets	$3,609,606	$4,233,593

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$36,680	$86,067
Accrued expenses	86,791	85,552
Accrued interest	58	64
Current portion of lease liability	95,706	93,246
Current portion of auto loan	16,609	16,380
Current portion of note payable, net	716,281	689,366
Total Current Liabilities	952,125	970,675

Long-Term Debt and Other Liabilities
Long-term note payable, net	2,401,567	2,592,264
Long-term portion of auto loan	16,026	20,268
Warrant liability	218,001	358,964
Long-term lease liability	153,292	178,230
Total Long-Term Debt and Other Liabilities	2,788,886	3,149,726

Total Liabilities	3,741,011	4,120,401

Commitments (Note 8)

Stockholders' (Deficit) Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting preferred stock 6,000,000 shares designated, -0- shares issued and outstanding	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued and 4,649,383 outstanding	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding	33,300	33,300

Additional paid in capital	30,656,768	30,656,697
Accumulated deficit	(30,805,579)	(30,560,911)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ (Deficit) Equity	(131,405)	113,192

Total Liabilities and Stockholders’ (Deficit) Equity	$3,609,606	$4,233,593

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	March 31, 2024	March 31, 2023
Revenues
Lease and license fees	$588,487	$912,476
Sales of gaming products and parts	138,608	14,094
Total revenues	727,095	926,570

Costs of Revenue
Cost of products sold	38,126	2,712
Depreciation	180,870	287,485
License Fees	3,213	3,213
Costs of revenue	222,209	293,410

Gross Profit	$504,886	$633,160

Operating expenses
Operating expenses	101,827	104,332
Research and development	185,997	165,366
Selling, general and administrative expenses	487,821	557,483
Depreciation	2,860	7,066
Total operating expenses	778,505	834,247

Operating (loss)	$(273,619)	$(201,087)

Non-operating income (expense)
Interest expense	(115,978)	(141,631)
Interest income	4,341	2,935
Gain on change in fair value of warrant liability	140,963	174,471
Total non-operating income	29,326	35,775
Net (loss) before income taxes	(244,293)	(165,312)
Income tax expense	(375)	(1,714)
Net (loss)	$(244,668)	$(167,026)
Net (loss) per common share – basic and diluted	$(0.01)	$(0.00)
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic and diluted	33,300,000	33,300,000

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’(DEFICIT) EQUITY

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2023	4,916,285	$4,917	33,300,000	$33,300	$30,656,697	$(30,560,911)	266,902	$(20,811)	$113,192
Net loss	—	—	—	—	—	(244,668)	—	—	(244,668)
Stock based compensation	—	—	—	—	71	—	—	—	71
Balances at March 31, 2024	4,916,285	$4,917	33,300,000	$33,300	$30,656,768	$(30,805,579)	266,902	$(20,811)	$(131,405)

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2022	4,916,285	$4,917	33,300,000	$33,300	$30,656,371	$(30,066,663)	266,902	$(20,811)	$607,114
Net loss	—	—	—	—	—	(167,026)	—	—	(167,026)
Stock based compensation	—	—	—	—	92	—	—	—	92
Balances at March 31, 2023	4,916,285	$4,917	33,300,000	$33,300	$30,656,463	$(30,233,689)	266,902	$(20,811)	$440,180

See Notes to Unaudited Consolidated Financial Statements

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2024 and 2023

(Unaudited)

	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net loss	$(244,668)	$(167,026)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	183,730	294,551
Stock based compensation	71	92
Amortization of debt discount	5,722	11,783
Gain on change in fair value of warrant liability	(140,963)	(174,471)
Changes in Assets and Liabilities
Decrease in accounts receivable	140,945	432,204
Decrease in inventory	33,976	152,238
(Increase) decrease in prepaid expenses and deposits	(22,346)	16,372
Increase in right-of-use asset and lease liability	(2,509)	(1,931)
Decrease in accounts payable	(49,385)	(20,989)
Increase (decrease) in accrued expenses	1,239	(87,827)
Decrease in accrued interest	(6)	(7)
Net Cash (Used in) Provided by Operating Activities	(94,194)	454,989

Cash Flows from Investing Activities
Purchase of equipment	—	(142,388)

Net Cash Used in Investing Activities	—	(142,388)

Cash Flows from Financing Activities
Repayment of notes payable	(169,504)	(200,616)
Payments on auto loan	(4,013)	(3,804)

Net Cash Used in Financing Activities	(173,517)	(204,420)

Net Increase (Decrease) in Cash	(267,711)	108,181

Cash - Beginning of period	1,722,323	1,486,852

Cash - End of period	$1,454,612	$1,595,033

See Notes to Unaudited Consolidated Financial Statements

7

LIGHTNING GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2024 and 2023 (Continued)

(Unaudited)

	March 31, 2024	March 31, 2023
Supplemental Disclosure of Non-Cash Investing Activities:
Transfers among inventory, equipment and licenses, net	$34,469	$3,250

Supplemental Information:
Cash paid for:
Interest	$110,255	$129,848
Income taxes	$856	$424

See Notes to Unaudited Consolidated Financial Statements

 LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2024

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

Basis of Presentation

The unaudited interim consolidated financial statements contained herein should be read in conjunction with the Company’s annual report on Form 10-K filed on March 29, 2024 (“Form 10-K”). The accompanying interim consolidated financial statements are presented in accordance with the requirements of Article 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, accordingly, do not include all the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. The interim consolidated financial statements have been prepared in accordance with the Company’s accounting practices described in the Form 10-K but have not been audited. In management’s opinion, the consolidated financial statements include all adjustments, which consist only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. The consolidated balance sheet data as of December 31, 2023 was derived from the Company’s consolidated audited financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire year.

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company realized a net loss and used cash in operations, it maintained and sustained a working capital surplus. In addition, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $790,861 as of March 31, 2024 and $1,086,669 as of December 31, 2023.

Accounts Receivable and Credit Loss Reserve: The Company utilizes Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, for the estimation of credit losses using the “expected credit losses” (the Current Expected Credit Loss model, or CECL) model which requires consideration of a broad range of reasonable and supportable information to inform credit loss estimates. Measurement under CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability of reported amounts.

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

Under CECL, the Company determined that an reserve of .4% of the outstanding accounts receivable balance was sufficient to cover unexpected credit losses and maintained an allowance of $6,593 as of March 31, 2024 and December 31, 2023. During each of the three months ended March 31, 2024 and 2023, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

During the three months ended March 31, 2024, sales contracts totaling $68,000 were sold on an installment basis, with downpayments due upon receipt at 50% of the total contract amount and the remaining balance due in 12 equal monthly installments. During the year ended December 31, 2023, sales contracts totaling $526,000 were sold on an installment basis, with downpayments due upon receipt at 50% of the total contract amount or a set dollar amount, and the remaining balances due in 24 equal monthly installments. The Company records the installments receivable net of an implied or stated interest rate, and recognizes interest income as the installments are paid. At March 31, 2024 and December 31, 2023, installments receivable totaled $315,668 and $346,080, respectively. At March 31, 2024 and December 31, 2023, respectively, $108,618 and $150,644 of installments receivables have maturities greater than one year and are classified as long-term accounts receivable. Interest income on installments totaled $4,341 and $2,935 for the three months ended March 31, 2024 and 2023, respectively.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Basis of Presentation (Continued)

Inventory: Inventory is stated at the lower of cost using the first-in, first-out method, or net realizable value. Inventory is routinely evaluated to identify damaged, obsolete, and unusable inventory and for physical inventory differences. An allowance of approximately 5% to 10% of the parts balance is maintained to account for obsolescence and physical inventory differences and impaired inventory is written off when necessary. The Company maintained an allowance of $4,210 as of March 31, 2024 and December 31, 2023, respectively.

Prepaid Expenses and Deposits: The Company records costs greater than $1,000 and that are not chargeable as expense until future periods, as well as prepayments on purchase orders for inventory, as prepaid expenses and deposits. Costs for insurance premiums, rent, license fees, and service contracts are expensed on a straight-line basis over the period to which they pertain and deposits on inventory purchases are applied against the invoice from the vendor when the goods have been received.

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

Liquidity

The Company’s financial statements have been prepared on a going concern basis, which assumes realization of all assets and settlement or payment of all liabilities in the ordinary course of business. Although the Company sustained a net loss for the three months ended March 31, 2024, it maintained and sustained a working capital surplus.

The Company is subject to covenant clauses in its Loan Agreement with the Lender whereby it is required to meet certain key financial ratios. Due to the material effect that COVID-19 has on the Company’s revenues, the Lender amended the Loan in September 2020 and again in March 2021, providing a waiver of compliance with the financial ratio covenants and extending and resetting the compliance with the covenants until the quarter ending December 31, 2021. In August 2022, the Lender executed a third amendment which reset the financial ratio covenants through June 30, 2023. Via an amendment to the Loan Agreement on June 1, 2023, the Lender waived compliance with certain financial covenants for the quarter ended March 31, 2023, and amended and reset the existing financial ratios covenants through the quarter ending December 31, 2024. The Company was noncompliant with the financial ratio covenants for the

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 1.  Nature of Business and Summary of Significant Accounting Policies (Continued)

Liquidity (Continued)

quarter ending March 31, 2024 however it obtained a waiver from the Lender on the financial ratio covenants through and including the quarter ending September 30, 2024 at which time the ratios will be revisited.

We anticipate that we will continue to have the ability to meet our obligations, however the Company’s future performance will depend on the Company’s ability to distribute its products and successfully market them to more casinos and gaming venues. Based on our current financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for twelve months from the date of this report.

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the three months presented:

	March 31, 2024 (unaudited)	March 31, 2023
Stock options	2,875,000	2,975,000
Warrant	7,000,000	7,000,000
	9,875,000	9,975,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 2.  Inventory

Inventory consists of the following:

	March 31, 2024 (unaudited)	December 31, 2023
Finished products	$273,136	$273,136
Raw materials and work in process	95,562	95,069
Less allowance for inventory obsolescence	(4,210)	(4,210)
Inventory, net	$364,488	$363,995

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

Note 3.  Property and Equipment

Property and equipment consist of the following:

	March 31, 2024 (unaudited)	December 31, 2023
Equipment, principally gaming equipment under lease	$4,739,362	$4,945,521
Delivery truck	78,247	78,247
Office equipment, furniture and fixtures	88,024	88,024
Leasehold improvements	91,794	91,794
Property and equipment	4,997,427	5,203,586
Less accumulated depreciation and amortization	(4,184,655)	(4,172,615)
Property and equipment, net	$812,772	$1,030,971

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment is included in the operating expenses on the consolidated Statements of Operations.

Note 4.  License Fees

License fees consist of the following:

	March 31, 2024 (unaudited)	December 31, 2023
Purchased licenses	$360,160	$360,160
Less accumulated amortization	(346,710)	(346,710)
License fees, net	$13,450	$13,450

Under a patent cross license agreement with a licensor amended on November 30, 2021, the Company is required to pay a per unit license fee on games (slot machines) placed in service, each identifiable by a unique serial number. Under the amended agreement, a $650 per unit fee is payable to the licensor on a quarterly basis for units deployed in the preceding calendar quarter. The $650 per unit fee for the licenses is added to

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 4.  License Fees (Continued)

the cost of slot machines as they are built for sale or lease. The per unit license fee payable as of March 31, 2024 and December 31, 2023 was $13,000.

The weighted average useful life of purchased source code licenses is 3 years. All purchased source code licenses are fully amortized.

Note 5.  Note Payable

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

On the Closing Date, the Company recorded the percentage of the Loan remaining for advance in proportion to the total Loan, i.e. 2/7 ($2,000,000/$7,000,000) or 28.6% or $229,829, as a deferred debt commitment fee which was amortized on a straight-line basis until the end of the advance period which expired on November 30, 2020. In January 2020, a $10,000 loan fee was paid to the Lender and the fee as well as the proportionate amount of the unamortized deferred fee attributable to the $1,000,000 advance of $92,845 were reclassified as debt discount and are being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken in January 2020 was $29,407 as of June 1, 2023.

Debt discount of $137,509 was calculated as the cost associated with the debt in proportion to the total cost of the debt that was refinanced or reacquired and is presented as a direct reduction to the value of the debt and is being amortized over the life of the advance using the interest method. The balance of the debt discount attributable to the advance taken on November 27, 2019 was $34,657 as of June 1, 2023.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 5. Note Payable (Continued)

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

On June 1, 2023, the Lender agreed to the Fourth Amendment of the Loan (the “Amendment”) which combined the two notes payable with a total principal balance then outstanding of $3,703,884 into one, converted the interest rate from a fixed rate of 13% per annum to a floating rate based on the Secured Overnight Financing Rate (“SOFR”) plus the applicable margin rate, which is defined in the Amendment at 7.95%, and extended the maturity date to November 1, 2027, which reduced the monthly payment. Per the agreement, the interest rate and monthly payment will be adjusted monthly based upon fluctuation in the SOFR rate plus the stated applicable margin. The starting rate on June 1, 2023 was 13% and the initial monthly payment of principal and interest was $92,598. In addition, the Lender waived compliance with certain financial covenants for the period ended March 31, 2023, and amended and reset the existing financial ratio covenants through and including the quarter ending December 31, 2024. The Company was noncompliant with the financial ratio covenants for the quarter ending March 31, 2024 however it obtained a waiver from the Lender on the financial ratio covenants through and including the quarter ending September 30, 2024 at which time the ratios will be revisited.

The Loan remains in full force and effect in all other aspects except as those defined in the June 1, 2023 Amendment. In addition, there were no changes to the terms or conditions of the Warrant as a result of the Amendment, and no additional fees were paid or incurred.

Under the guidance of Accounting Standards Code (“ASC”) 470-50-40-10, the Amendment was considered a modification and therefore, any fees incurred are being capitalized and amortized as part of the effective yield. Since there were no additional fees incurred, the debt discount remaining as of the Amendment date is considered a cost of the debt reacquired and is shown as a reduction of the carrying value of the amended debt and is being amortized over the remaining term of the Loan. The combined balance of the debt discount attributable to the two advances on the Amendment date was $64,064, and the balance of the debt discount as of March 31, 2024 and December 31, 2023, respectively, was $43,800 and $49,522.

As of March 31, 2024 and December 31, 2023, the balance of the Note payable, net of debt discount, consisted of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate		March 31, 2024 (unaudited)	December 31, 2023
PDS Gaming Note Payable	6/1/2023	11/1/2027	$3,703,884	$93,093	13.26	%*	3,117,848	3,281,630
Less: amount classified as current							(716,281)	(689,366)
Long-Term Note Payable							$2,401,567	$2,592,264

*As of March 31, 2024, the total interest rate was calculated at 5.31% SOFR plus the applicable margin rate of 7.95%.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 5. Note Payable (Continued)

The following table lists the future principal payments due on the Note as of March 31, 2024:

Year Ending December 31,	Amount
Remaining 2024	$526,139
2025	798,359
2026	920,889
2027	872,461
$3,117,848

The following table provides a breakdown of the interest expense related to the Note payable and Auto Loan as included in the consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	March 31, 2024 (unaudited)	March 31, 2023
Interest on Note payable	$109,775	$129,159
Interest on Auto Loans (See Note 6)	481	689
Amortization of debt discount	5,722	11,783
	$115,978	$141,631

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. Interest expense included in the consolidated Statements of Operations related to the auto loan for the three months ended March 31, 2024 and 2023 was $481 and $689, respectively.

As of March 31, 2024 and December 31, 2023, the principal balance of the auto loan was as follows:

	March 31, 2024 (unaudited)	December 31, 2023
Total Auto Loan	$32,635	$36,648
Less: amounts classified as current	(16,609)	(16,380)
Long-Term Portion of Auto Loan	$16,026	$20,268

The following table lists the future principal payments due to FC on the auto loan as of March 31, 2024:

Year Ending December 31,	Amount
Remaining 2024	$12,365
2025	17,313
2026	2,957
$32,635

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

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

The following table summarizes the right-of-use asset and lease liability as of March 31, 2024:

Office lease right-of-use asset	$462,858
Less accumulated amortization	(244,664)
Balance of right-of-use asset	$218,194

Lease Liability
Current	$95,706
Long-term	153,292
$248,998

Lease expense for the three months ended March 31, 2024 and 2023 was $42,230 and $42,260, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of March 31, 2024:

Year Ended December 31:
Remaining 2024	$83,854
2025	113,925
2026	77,106
Minimum lease payments	274,885
Less: imputed interest	(25,887)
Present value of minimum lease payments	248,998
Less: current maturities of lease liability	(95,706)
Long-term lease liability	$153,292

As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term for the building lease was 2.4 years and 2.7 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of March 31, 2024 and December 31, 2023 was 8%.

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

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

A summary of option transactions in 2024 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	2,875,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2024	2,875,000	$0.13
Options available for grant under the 2016 Plan at March 31, 2024	2,825,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 9.  Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

Stock-based compensation expense is recognized in the consolidated Statements of Operations based on awards ultimately expected to vest and may be reduced for estimated forfeitures. Additional compensation expense arising from the modification of the exercise price was recognized over the vesting period. Compensation expense related to stock options for the three months ended March 31, 2024 and 2023 was $71 and $92, respectively.

The following table summarizes information with respect to stock options outstanding at March 31, 2024:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,875,000	3.1	$0.13	-	2,815,000	3.0	$0.13	-

The following table summarizes information with respect to stock options outstanding at December 31, 2023:

	Options Outstanding				Vested Options
Weighted
		Average	Weighted			Weighted	Weighted
		Remaining	Average	Aggregate		Average	Average	Aggregate
		Contractual	Exercise	Intrinsic		Contractual	Exercise	Intrinsic
	Number	Life (Years)	Price	Value	Number	Term (Years)	Price	Value
2016 Plan	2,875,000	3.3	$0.13	-	2,810,000	3.3	$0.13	-

As of March 31, 2024, there was approximately $394 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 9.  Stockholders’ Equity (Continued)

Warrant (Continued)

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Stock price	$0.06	$0.08
Exercise price	$0.05	$0.05
Weighted average volatility	48.9%	50.5%
Expected dividend yield	—	—
Expected term (in years)	5.7	5.9
Weighted average risk free interest rate	4.2%	3.8%

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

Based on the volatility in stock price of the comparable public companies and the calculation of the CV per the formula above, the resulting stock price of $0.06 and $0.08 price per share was used in the Black Scholes model to determine fair value of the Warrant at March 31, 2024 and December 31, 2023, respectively.

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2023	$358,964
Net change in fair value	(140,963)
Balance at March 31, 2024	$218,001

The following table is a summary of the Warrant activity for the three months ended March 31, 2024:

	Shares	Weighted Average Exercise Price
Warrants at December 31, 2023	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at March 31, 2024	7,000,000	$0.05
Warrants exercisable at March 31, 2024	7,000,000

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 9.  Stockholders’ Equity (Continued)

Warrant (Continued)

The following table summarizes information with respect to the Warrant outstanding at March 31, 2024:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	5.7	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2023:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	5.9	$0.05	-

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

There may be instances in which a lease is offered to a customer with the option to convert to a sale upon the completion of certain obligations such as a pre-determined paid or reduced-rate lease term and/or a free-trial period. In addition, circumstances may arise in which a customer wishes to purchase machines after being

LIGHTNING GAMING, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (Continued)

March 31, 2024

Note 10.  Revenue (Continued)

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

A contract asset is recorded when the performance obligations of the Company have been met and the customer has not been billed. A contract liability is recorded when the Company has an obligation to transfer products or services to a customer for which consideration has been received. As of March 31, 2024 and December 31, 2023, respectively, there were no performance obligations outstanding and there was no revenue expected to be recognized in future periods related to performance obligations. As such, there were no contract liabilities recorded as of March 31, 2024 or December 31, 2023, respectively.

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Lease and license fees:
Flat daily rate lease	$452,268	$696,221
Participation lease	132,649	212,685
License fees	3,570	3,570
	$588,487	$912,476

Sales of gaming products and parts:
Slot machine sales	$86,033	$—
Parts and ancillary items sales	52,575	14,094
	$138,608	$14,094

Note 11. Concentration of Risk – Major Customers

The Company generated approximately 27% and 20% of its revenue from its top three customers for each of the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, accounts receivable from two customers represented 64% of total accounts receivable. At December 31, 2023, accounts receivable from two casino customers represented 61% of total accounts receivable. One customer represented 60% of the accounts receivable balance as of March 31, 2024 and one customer represented 49% of the accounts receivable balance as of December 31, 2023.

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

We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of those safe-harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should read this report completely and with the understanding that actual future results may be materially different from what we currently expect. We do not plan to update forward-looking statements unless applicable law requires us to do so, even though our situation or plans may change in the future.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section or elsewhere in this report. In light of these and other risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. Factors that might cause our actual results to differ from our expectations, might cause us to modify our plans or objectives, or might affect our ability to meet our expectations include, but are not limited to: the economic downturn in the financial markets and the dramatic decline in national and global economic conditions; the tightening of credit in financial markets generally and the particularly severe tightening of them for the gaming industry, which may adversely affect our ability to raise funds through debt or equity financing, and may also adversely affect the ability of our customers to purchase our product and services; our ability to obtain additional gaming licenses; fuel price increases; legislative/regulatory changes; competition; changes in generally accepted accounting principles; and the ability to fill vacant positions in a tight labor market.

For the three months ended March 31, 2024, we recognized a net loss of $244,668, and had a cash balance of $1,454,612 and working capital of $1,496,254 as of March 31, 2024. Since 2020 and post the throes of the pandemic COVID-19, pressure has been placed on casinos to lower operating costs. As such, the Company has been faced with placing slot machines into casinos at reduced or even $-0- per day rates to attain or even retain space on the casino floor. In addition, certain customers have reduced the number of leased products on their casino floors as a matter of policy. Furthermore, the personnel vacancy in the Company’s southwestern territories since early 2023, coupled with the factors as listed above, has had a significant impact in the loss of recurring revenue install base in that territory. These factors caused the leasing revenues to experience a decline during 2023 which continued into 2024 however sales of slot machines have helped to minimize the gap in revenues and profits. In addition, we continue to employ aggressive expense management to mitigate the impact these factors have had on our revenues and performance.

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

Our slot machines are placed into the market using a daily lease model or a revenue sharing model. We are registered as an approved vendor to distribute products to gaming venues located in 20 state jurisdictions. As of March 31, 2024, we had 228 video slot machines out on lease or revenue share placed in 37 different casinos.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

(All amounts rounded to the nearest $1,000)

Revenues

The Company’s revenues for the three months ended March 31, 2024 were $727,000 compared to $927,000 for the comparable prior year period, a decrease of $200,000. Lease and license fees decreased by a net of $324,000 to $588,000 for the three months ended March 31, 2024 as compared to $912,000 for the three months ended March 31, 2023. The decrease is directly attributable to the decrease in the average number of units out on lease as well as the average daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the lingering effects of COVID-19.

Sales of gaming products and related parts increased by $125,000 to $139,000 for the three months ended March 31, 2024 as compared to $14,000 for the three months ended March 31, 2023. The Company sold 16 slot machines, 14 of which were previously out on lease, for $86,000 and had miscellaneous parts sales of $53,000 during the quarter ending March 31, 2024. The Company had miscellaneous parts sales of $14,000 during the quarter ending March 31, 2023.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the three months ended March 31, 2024 was $38,000 as compared to $3,000 for the three months ended March 31, 2023, an increase of $35,000 as a result of the increase in unit sales that occurred during the quarter ended March 31, 2024.

Depreciation on slot machine units out on lease decreased $106,000 to $181,000 for the three months ended March 31, 2024 from $287,000 for the three months ended March 31, 2023. This decrease was the result of slot machines that were fully depreciated and sales of slot machines previously out on lease that were sold during 2023.

License fee costs remained flat at $3,000 during each of the three months ended March 31, 2024 and 2023.

Operating Expenses

Operating expenses decreased a net of $2,000 to $102,000 for the three months ended March 31, 2024, from $104,000 for the three months ended March 31, 2023. This decrease was the result of decreases in operating expenses across the board, including repairs, conversion costs, freight and travel, during the quarter ended March 31, 2024, a direct result of the decrease in the number of leased slot machines during the quarter.

Research and Development Expenses

Research and development expenses increased by $21,000 to $186,000 for the three months ended March 31, 2024, from $165,000 for the three months ended March 31, 2023. Research and development expenses are primarily related to the development of new gaming equipment themes and technology and consist mainly of payroll and related expenses for programmers and graphic artists, software, and consulting fees. This increase is the direct result of the addition of a graphic artist and the purchase of software programs that occurred during the three months ended March 31, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $488,000 for the three months ended March 31, 2024 versus $557,000 for the three months ended March 31, 2023, a decrease of $69,000. This decrease is attributable to the reduction in payroll and related expenses as well as travel, meals and entertainment associated with the vacancy in the southwest regional sales director position, and the reduction in lab costs, license fees and miscellaneous office expenses during the quarter ended March 31, 2024 for a total decrease of $97,000. These decreases were partially offset by the $28,000 increase in professional fees, insurance and rent which is attributable to the increase in the monthly common area maintenance fee.

Depreciation

Depreciation decreased by $4,000 to $3,000 for the three months ended March 31, 2024, from $7,000 for the three months ended March 31, 2023 due to the elimination of depreciation on assets that were fully depreciated during the quarter.

Interest Expense

Interest expense decreased $26,000 for the three months ended March 31, 2024, from $142,000 for the three months ended March 31, 2023, to $116,000 due to the amendment in terms on the notes payable and the paydown of principal on the note payable and auto loan.

Interest Income

Interest income increased by $1,000, from $3,000 for the three months ended March 31, 2023 to $4,000 for the three months ended March 31, 2024, the result of interest recognized on installment sales.

Gain on Change in Fair Value of Warrant Liability

The estimated fair market value of our common stock decreased from $.08 per share to $.06 per share during the three months ended March 31, 2024, a result of the decrease in Company value during the quarter versus the previous quarter. This resulted in a gain of $141,000 during the three months ended March 31, 2024. The gain on the change in fair value of the warrant liability of $174,000 during the three months ended March 31, 2023 was due to the decrease in the estimated fair market value of our common stock during the quarter, from $.10 to $.08 per share.

Liquidity and Capital Resources

We recognized a net loss of $245,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2024 and 2023 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	Three Months Ended March 31,
	2024	2023	Change
Net cash (used in) provided by operating activities	$(94,000)	$455,000	$(549,000)
Net cash used in investing activities	—	(142,000)	142,000
Net cash used in financing activities	(173,000)	(204,000)	31,000
Net increase in cash	(267,000)	109,000	$(376,000)
Cash, beginning of year	1,722,000	1,486,000
Cash, end of period	$1,455,000	$1,595,000

For the three months ended March 31, 2024, cash used in operating activities was $94,000, compared to cash provided by operating activities of $455,000 for the three months ended March 31, 2023, a swing of $549,000. The decrease in cash from operating activities was due to the timing of collections on receivables and payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities decreased by $142,000, from $142,000 used in investing activities for the three months ended March 31, 2023 to $-0- used in investing activities for the three months ended March 31, 2024. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This decrease in cash used was due to the decrease in slot machines built and placed in service during the period.

Net cash used in financing activities was $173,000 for the three months ended March 31, 2024, versus $204,000 for the three months ended March 31, 2023, for a decrease of $31,000. The decrease is directly attributable to the decrease in principal payments on the notes payable, a result of the amendment in repayment terms that occurred in June 2023, offset by the increase in principal paid on the auto loan.

Operations and Liquidity Management

For the three months ended March 31, 2024, we sustained a net loss of $245,000, however we maintained and sustained a working capital surplus.

Since 2020 and post the throes of the pandemic COVID-19, pressure has been placed on casinos to lower operating costs. As such, the Company has been faced with placing slot machines into casinos at reduced or even $-0- per day rates to attain or even retain space on the casino floor. In addition, certain customers have reduced the number of leased products on their casino floors as a matter of policy. Furthermore, the personnel vacancy in the Company’s southwestern territories in 2023, coupled with the factors as listed above, has had a significant impact in the loss of recurring revenue install base in that territory. These factors have caused the leasing revenues to experience a decline during the year, however sales of slot machines have helped to fill the gap in revenues and profits. In addition, we continue to employ aggressive expense management to mitigate the impact these factors have had on our revenues and performance.

The generation of cash flow sufficient to meet our cash needs in the future will depend on our ability to continue to obtain the regulatory approvals required to distribute our products and successfully market them to casinos, the development of new slot machine themes and new cabinets that are appealing to our customers and their patrons, and managing through the lingering effects that COVID-19 has had on us, our customers, and suppliers.

As of March 31, 2024, our cash balance was $1,455,000 and our current gross cash requirements are approximately $250,000 to $280,000 per month, principally for salaries, professional services, licenses, and operating expenses and $94,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to meet our obligations and support our operations for the next twelve months.

Contractual Obligations

The table below sets forth our known contractual obligations as of March 31, 2024:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Lease liability obligations (1)	$248,998	$95,706	$153,292	$—	$—
Auto loan (2)	32,635	16,609	16,026	—	—
Debt obligations (3)	3,117,848	716,281	2,401,567	—	—
Total	$3,399,481	$828,596	$2,570,885	$—	$—

(1)	Represents operating lease agreement for office and warehouse facility.
(2)	Represents principal payments on auto loan.
(3)	Represents outstanding amounts due on note payable.

Off-Balance Sheet Arrangements

As of March 31, 2024, there were no off-balance sheet arrangements.

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

As of March 31, 2024, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Date: May 13, 2024	Lightning Gaming, Inc.
	By:	/s/ Brian Haveson Brian Haveson Chief Executive Officer and Director

