Form 10-K/A
period 2023-12-31
Lightning Gaming, Inc.
filed 2024-05-17
CIK 1392545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One) Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over fi nancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public market for the registrant's stock. As of June 30, 2023, there were no published bid or asked prices for the stock or sales of stock known to the registrant that would provide a basis for reporting market value. The number of shares of the registrant’s (voting) Common Stock, par value $0.001 per share, outstanding as of March 29, 2024 was 4,649,383. The number of shares of the registrant’s Nonvoting Common Stock, par value $0.001 per share, outstanding as of March 29, 2024 was 33,300,000.

Item 8.      Financial Statements

1	Report of Independent Registered Public Accounting Firm	28
2	Consolidated Balance Sheets as of December 31, 2023 and 2022;	30
3	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022;	32
4	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022;	33
5	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022;	34
6	Notes to Consolidated Financial Statements	36

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	54
PART III – CORPORATE GOVERNANCE INFORMATION

Item 10.	Directors, Executive Officers and Corporate Governance	55
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58
Item 13.	Certain Relationships and Related Transactions, and Director Independence	59
Item 14.	Principal Accountant Fees and Services	59
Item 15.	Exhibits and Financial Statement Schedules	60
Item 16.	Form 10-K Summary	60

PART I

Item 1.	Business.

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

When we expanded our product line to include slot machines, we embarked on an initiative to market to additional Native American jurisdictions as well as the commercial casino marketplace. As of December 31, 2023, we have 58 active regulatory gaming licenses, which includes 38 from Native American tribes and 20 state jurisdictions. We are working to secure licensing to place our slot machines in a number of new jurisdictions across North America. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency. We expect to be licensed in several additional jurisdictions during 2024 and over the next several years.

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

Gaming Regulations and Licensing

Regulatory Overview

Generally, the manufacture, sale and use of gambling devices are subject to extensive federal, state, local and tribal regulation. In order to sell and distribute products to target markets, we, along with our customers, must comply with the applicable regulations of each jurisdiction in which we operate. We expect it to take up to 12 months or longer from the date of the submission of applications to obtain regulatory approval in some jurisdictions. As of March 29, 2024, we had a total of 58 regulatory gaming licenses including regulatory gaming licenses in Native American jurisdictions and are preparing to file applications for several additional licenses in North America.

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

Our research and development expenses were $625,357 and $641,584 during the years ended December 31, 2023 and 2022, respectively.

Significant Customers, Foreign Revenues and Foreign Assets

For the years 2023 and 2022, there was no revenue from customers outside the United States. For the years 2023 and 2022, four casino customers accounted for 31% and 36%, respectively, of our revenues. One customer which was a group of casinos under common control represented approximately 15% and 17% of our 2023 and 2022, revenues, respectively. As of December 31, 2023 and 2022, we had no long-lived assets outside the United States. As of December 31, 2023, two casino customers accounted for 60% of our net accounts receivable and as of December 31, 2022, two casino customers accounted for 54% of our net accounts receivable.

Employees

As of March 29, 2024, we had 15 full-time and 1 part-time employees. We consider our relationships with our employees to be satisfactory. None of our employees is covered by a collective bargaining agreement.

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

We recognized a net loss of $494,248 for the year and have an accumulated deficit of $30,560,911 as of December 31, 2023. To implement our business plan and generate the increased revenues necessary to achieve profitability, we must gain broad market acceptance of our products. The market for our products is heavily regulated. We must obtain regulatory approvals for our Company and our products in many additional jurisdictions, including some jurisdictions where we have not yet filed applications. In addition to the usual risks associated with the introduction of a new product, the timing of our revenue generation will be driven, in part, by our ability to gain broad market acceptance of our products in those jurisdictions where we are able to distribute our products, our receipt of regulatory approvals in additional jurisdictions, and our entry into definitive agreements with customers in those jurisdictions. For the reasons discussed in this Risk Factors section and elsewhere in this report, we might not generate significant revenues to achieve profitability in the foreseeable future or at all. Even if we achieve profitability, we might not be able to sustain or increase it on a quarterly or annual basis. Our failure to do so would adversely affect our business and may require us to raise additional capital or incur additional debt, which may be very difficult given the current state of the gaming industry, capital markets and the overall economy due to the lasting impact of the Coronavirus pandemic COVID-19.

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

We currently obtain slot machine cabinets from third party manufacturers. If those manufacturers are unable to meet our requirements, we would be significantly hampered in serving our customers and may miss revenue-generating opportunities. Our inability to contract with third-party manufacturers and suppliers to provide a sufficient supply of our products on acceptable terms and on a timely basis could negatively impact our relationships with existing customers and cause us to lose revenue-generating opportunities with potential customers. We may experience shortages in materials used in the manufacture of our slot machines as well as additional lead times in receiving those supplies which could delay filling customer orders. In addition, manufacturing costs may increase significantly, and we may not be able to successfully recover these cost increases with increased pricing to our customers. Either situation could have an adverse impact on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has integrated the assessment, identification, and management of cybersecurity threats within its overall risk assessment process. In general, cybersecurity risk is overseen by management which reports and discusses cyber risks and developments, if any, with the Board of Directors. In addition, the Company has engaged an outside managed IT services company which provides continuous monitoring of any events that could cause a business interruption or degradation of technology performance as well as any information regarding security incidents that may pose a risk to the Company.

Item 2. Properties.

We lease office and warehouse space of 11,566 square feet located at 23 Creek Circle, Boothwyn, PA 19061 at a current average rental of $113,732 per year. The lease was renewed in 2020 and expires in August 2026. This is the location of our principal offices and substantially all of our operations. The premises are in good condition and adequate for our foreseeable needs. We believe our property is adequately insured.

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

Holders of record. On March 29, 2024, there were 73 shareholders of record of our common stock and one shareholder of record of our Nonvoting Common Stock. We have no information that indicates the number of beneficial owners is materially higher.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023, with respect to the equity compensation plan approved by security holders, the 2016 Stock Option Plan (the “2016 Plan”) under which we have authorized 5,700,000 shares of our Non-voting common stock for issuance.

Stock Option Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)) (c)
2016 Plan	2,875,000 (1)	$.13 (2)	2,825,000

(1) Stock options were granted on March 8, 2017 and on March 5, 2019 to employees with greater than one year of service as of those dates. 100,000 in options were granted to new hires as incentives upon hire in May 2021. All options were granted using a five-year vesting schedule and as of March 29, 2024, no options have been exercised.

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

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. Expected volatility is based upon publicly traded companies with similar characteristics as us. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted during 2023 or 2022.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. In addition, the Company considers changes in our business strategy and the industry as a whole in assessing recoverability of its long-lived assets. Any resulting impairment loss will be measured and recognized in the period in which the impairment becomes known. Based on the Company’s evaluation, there were no impairments for 2023 and 2022.

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

Twelve Months Ended December 31, 2023 Compared to Twelve Months Ended December 31, 2022

(All amounts are rounded to the nearest $1,000)

Revenue

The Company’s revenues for the year ended December 31, 2023 were $4,633,000 compared to $5,821,000 for the prior year, a decrease of $1,188,000. This decrease is attributable to the decrease in both lease revenues and sales of slot machines and related parts, which decreased by $590,000 and $599,000, respectively, for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Lease and license fees decreased by $590,000 to $3,169,000 for the year ended December 31, 2023 as compared to $3,759,000 for the year ended December 31, 2022. This decrease was attributable to the decrease in the average number of slot machines out on lease, the decrease in the average daily rate on our leased slot machines as a result of the pressure placed on our customers to reduce operating expenses to combat the lingering effects of COVID-19, and the sale of slot machines previously on lease.

Revenue from slot machine unit sales decreased by $722,000, from $1,956,000 for the year ended December 31, 2022 to $1,235,000 for the year ended December 31, 2023. This decrease is partially offset by the increase in kiosk sales of $132,000, for a net decrease in unit sales of $590,000. The decrease is unit sales is coupled with the decrease in parts sales of $9,000, from $106,000 for the year ended December 31, 2023 to $97,000 for the year ended December 31, 2023.

Costs of Revenue

Cost of products sold, which consists of the cost of slot machines and parts inventory sold, for the year ended December 31, 2023 was $553,000 as compared to $1,159,000 for the year ended December 31, 2022, a decrease of $606,000 as a direct result of the decrease in unit sales as described above.

Depreciation on slot machine units out on lease decreased by $34,000 to $1,103,000 for the year ended December 31, 2023 from $1,137,000 for the year ended December 31, 2022. This decrease was the result of slot machine units that were fully depreciated during the year as well as those that were sold that were previously out on lease during the year ended December 31, 2022 and 2023.

License and service fees increased by $14,000, from $5,000 for the year ended December 31, 2022 to $19,000 for the year ended December 31, 2023 This is the direct result of the increase in the correlating license revenues as well as a service fee agreement that was in place during 2023.

Operating Expenses

Operating expenses decreased by $84,000 to $377,000 for the year ended December 31, 2023, from $461,000 for the year ended December 31, 2022. This decrease was the result of decreases in hardware, supplies, repairs, conversion costs, and travel during the year ended December 31, 2023, a direct result of the decrease in the number of leased slot machines during the year.

Research and Development Expenses

Research and development expenses decreased by $17,000 to $625,000 for the year ended December 31, 2023, from $642,000 for the year ended December 31, 2022. Research and development expenses are related to the development of gaming equipment and consist mainly of payroll and related expenses for programmers and graphic artists and the costs to acquire new brands. This decrease is the direct result of the elimination of a contract position and the reduction in the bonus accrual during the year ended December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,122,000 for the year ended December 31, 2023, a decrease of $156,000 from $2,278,000 for the year ended December 31, 2022. This decrease is attributable to the reduction in payroll and related expenses, travel, meals, and entertainment associated with the elimination of a regional sales director, the reduction in the bonus accrual, the reduction in license and regulatory fees, and the reduction in trade show and miscellaneous costs, for a total decrease of $187,000. These decreases were offset by the increase in rent and building costs, attributable to the increase in the monthly common area maintenance fee and the annual building expense reconciliation charge, totaling $20,000 as well as an increase in professional fees of $11,000.

Depreciation and Amortization

Depreciation and amortization decreased by $5,000 to $28,000 for the year ended December 31, 2023 from $33,000 for the year ended December 31, 2022, a result of fully amortized and depreciated assets during the year.

Gain on Change in Fair Value of Warrant Liability

The estimated fair value of our common stock decreased from $.10 to $.08 per share during the year ended December 31, 2023. This resulted in a gain in fair value of the warrant liability of $214,000 during the year ended December 31, 2023 versus a gain of $141,000 during the year ended December 31, 2022, for an increase of $73,000.

Interest Expense

Interest expense decreased $111,000 from $639,000 for the year ended December 31, 2022 to $528,000 for the year ended December 31, 2023, as a result of the paydown of principal on the notes payable and auto loan.

Interest Income

Interest income decreased $2,000 from $13,000 for the year ended December 31, 2022 to $11,000 for the year ended December 31, 2023 as a result of the one-time interest received on the employee retention tax credit refunds.

Income from Employee Retention Credits

Income from tax retention credits decreased $231,000, from $231,000 for the year ended December 31, 2022 to $-0- for the year ended December 31, 2023, the result of the refunds received in June 2022 from the Employee Retention Tax credits under the CARES Act.

Income Tax Expense

Income tax expense increased to $5,000 for the year ended December 31, 2023 from $2,000 for the year ended December 31, 2022 due to the increase in state minimum income taxes that occurred in 2023.

Liquidity and Capital Resources

We realized a net loss of $494,000 and funded our working capital investments and capital expenditures associated with our growth strategy with the revenue generated from leases and proceeds from the sales of our gaming products. These transactions that occurred in 2023 and 2022 are described in more detail following the discussion of cash flows below:

Discussion of Statement of Cash Flows

	For the year ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$1,269,000	$920,000	$349,000
Net cash used in investing activities	(309,000)	(305,000)	(4,000)
Net cash used in financing activities	(725,000)	(748,000)	23,000
Net increase (decrease) in cash	235,000	(133,000)	$368,000
Cash, beginning of year	1,487,000	1,620,000
Cash, end of year	$1,722,000	$1,487,000

For the year ended December 31, 2023, net cash provided by operating activities increased $349,000 to $1,269,000 as compared to $920,000 for the year ended December 31, 2021. The increase in cash from operating activities was due to the timing of payments to creditors, suppliers and vendors for inventory purchases and license agreements.

Net cash used in investing activities increased by $4,000 to $309,000 for the year ended December 31, 2023, from $305,000 for the year ended December 31, 2022. Cash used in investing activities is primarily the function of the net investment in property and equipment, principally slot machines used in our operations. This increase in cash used was due to the increase in slot machines built and placed in service during the year.

Net cash used in financing activities was $748,000 for the year ended December 31, 2022, versus $725,000 for the year ended December 31, 2023. The amendment of the repayment terms of the loan agreement resulted in the net decrease in cash used in financing activities of $23,000.

Operations and Liquidity Management

For the year ended December 31, 2023, we sustained a net loss of $494,000 however we generated $1,269,000 in cash from operating activities and maintained and sustained a working capital surplus.

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

As of December 31, 2023, our cash balance was $1,722,000 and our current gross cash requirements are approximately $250,000 to $280,000 per month, principally for payroll and related expenses, professional services, occupancy, and office expenses and $94,000 for debt service. We currently have adequate inventory to meet existing orders awaiting shipment and expected future orders and believe that the purchase of hardware components for our products will not be necessary for several months. Based on our cash flow projections and anticipated revenues, we believe we have sufficient cash flow to meet our obligations and support our operations for the next twelve months.

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

Contractual Obligations

The table below sets forth our known contractual obligations as of December 31, 2023:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$271,476	$93,246	$178,230	$—	$—
Auto loan obligations (2)	36,648	16,380	20,268	—	—
Debt obligations (3)	3,281,630	689,366	1,719,698	872,566	—
Total	$3,589,754	$798,992	$1,918,196	$872,566	$—

(1)	Represents operating lease agreement for office and warehouse facility.
(2)	Represents outstanding amounts on auto loan.
(3)	Represents outstanding amounts on notes payable.

Off-Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lightning Gaming Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

Description of the matter and considerations leading to the matter

As described in Note 1 to the financial statement the Company recognized a net loss for the year ended December 31, 2023, however based on their working capital surplus, financial condition, cash flow projections, and anticipated revenues the Company believes they have sufficient cash flows to support operations for the next twelve months. The Company is in compliance with its debt covenants at December 31, 2023, however is projecting to fail the covenants in 2024 based on their projections, which causes risk that the lender may call on payment of the debt balance in full for which the Company may not have sufficient funds to repay. Management has obtained waivers for the anticipated violation of its bank covenants through September 30, 2024 and based on the Company’s relationship with the lender they anticipate being able to obtain additional waivers as needed. The Company’s continuance as a going concern is dependent upon these factors, among others.

Description of how the matter was addressed

We obtained management’s assessment of going concern and their analysis as to why the lender will further extend its waiver of the covenants as it has historically done and why the lender will not call the outstanding debt based on the information available to them at this time. In addition we reviewed the Company’s plans to meet its financial obligations in the instance the debt was called upon by the lender which included (i) an analysis showing the estimated fair value of the collateralized assets that exceeds the current loan amount (ii) commitment letter from the CEO to support the Company with financing if needed; (iii) management’s development of and review of projections showing increased sales and projected cash flows from operations and (iv) term sheets, bids from other investors showing the ability of the Company to raise finance if needed.

Conclusion

Based on management’s plans and related evidence obtained, substantial doubt about the Company’s ability to continue as a going concern is alleviated and as such, we did not include a going concern emphasis of a matter in our report herein.

We have served as the Company’s auditor since 2020.

Margate, Florida March 29, 2024

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

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607| Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$1,722,323	$1,486,852
Accounts receivable, net	544,371	912,090
Inventory	363,995	484,955
Prepaid expenses	161,483	168,024
Total Current Assets	2,792,172	3,051,921

Property and Equipment, net	1,030,971	2,279,834

Right-of-use asset – building, net	238,163	313,747
Long-term accounts receivable	150,644	96,992
Other assets	8,193	8,193
License fees, net of accumulated amortization	13,450	12,800

Total Assets	$4,233,593	$5,763,487

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

	December 31, 2023	December 31, 2022
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$86,067	$51,378
Accrued expenses	85,552	167,058
Accrued interest	64	93
Current portion of lease liability	93,246	83,884
Current portion of auto loan	16,380	15,504
Current portion of note payable, net of debt discount	689,366	790,371
Total Current Liabilities	970,675	1,108,288

Long-Term Debt and Other Liabilities
Long-term notes payable, net of debt discount	2,592,264	3,166,528
Long-term portion of auto loan	20,268	36,645
Fair value of warrant liability	358,964	573,436
Long-term lease liability	178,230	271,476
Total Long-Term Debt and Other Liabilities	3,149,726	4,048,085

Total Liabilities	4,120,401	5,156,373

Commitments and Contingencies (Note 8)

Stockholders' Equity
Preferred stock: $0.001 par value; authorized 10,000,000 shares, Series A Nonvoting capital stock 6,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2023 and 2022	—	—

Common stock: $0.001 par value; authorized 90,000,000 shares; 4,916,285 shares issued at December 31, 2023 and 2022, 4,649,383 shares outstanding at December 31, 2023 and 2022	4,917	4,917

Nonvoting common stock: $0.001 par value; authorized 50,000,000 shares; 33,300,000 issued and outstanding at December 31, 2023 and 2022	33,300	33,300

Additional paid in capital	30,656,697	30,656,371
Accumulated deficit	(30,560,911)	(30,066,663)
Treasury stock, 266,902 shares, at cost	(20,811)	(20,811)
Total Stockholders’ Equity	113,192	607,114

Total Liabilities and Stockholders’ Equity	$4,233,593	$5,763,487

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31, 2023	December 31, 2022

Revenues
Lease, license and service fees	$3,169,260	$3,758,502
Sales of gaming products and parts	1,463,403	2,062,236
Total revenues	4,632,663	5,820,738

Costs of Revenue
Cost of products sold	552,679	1,158,659
License fees	12,202	5,355
Depreciation	1,102,972	1,137,196
Costs of Revenue	1,667,853	2,301,210

Gross Profit	2,964,810	3,519,528

Costs and operating expenses
Operating expenses	377,207	460,732
Research and development	625,357	641,584
Selling, general and administrative expenses	2,121,531	2,278,050
Depreciation and amortization	28,093	33,144
Total costs and operating expenses	3,152,188	3,413,510

Operating (loss) income	(187,378)	106,018

Non-operating income (expense)
Gain on change in fair value of warrant liability	214,472	140,914
Interest expense	(527,540)	(638,854)
Interest income	10,767	12,752
Income from employee retention credits	—	231,059
Total non-operating (expense)	(302,301)	(254,129)
Net (loss) before income taxes	(489,679)	(148,111)
Income tax expense	(4,569)	(1,500)
Net (loss)	$(494,248)	$(149,611)
Net (loss) per common share - basic	$(0.01)	$(0.00)
Net (loss) per common share – diluted	$(0.01)	$(0.00)
Weighted average Series A Nonvoting shares outstanding-basic and diluted	—	—
Weighted average Common shares outstanding – basic and diluted	4,649,383	4,649,383
Weighted average Nonvoting Common shares outstanding – basic and diluted	33,300,000	33,300,000

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2023 and 2022

	Common Stock		Nonvoting Common Stock		Additional Paid In	Accumulated	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance December 31, 2021	4,916,285	$4,917	33,300,000	$33,300	$30,647,509	$(29,917,052)	266,902	$(20,811)	$747,863
Net loss	—	—	—	—	—	(149,611)	—	—	(149,611)
Stock based compensation	—	—	—	—	8,862	—	—	—	8,862
Balance December 31, 2022	4,916,285	4,917	33,300,000	33,300	30,656,371	(30,066,663)	266,902	(20,811)	607,114
Net loss	—	—	—	—	—	(494,248)	—	—	(494,248)
Stock based compensation	—	—	—	—	326	—	—	—	326
Balance December 31, 2023	4,916,285	$4,917	33,300,000	$33,300	$30,656,697	$(30,560,911)	266,902	$(20,811)	$113,192

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows from operating activities
Net loss	$(494,248)	$(149,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,131,065	1,170,340
Inventory obsolescence	(205)	—
Stock based compensation	326	8,862
Gain on change in fair value of warrant liability	(214,472)	(140,914)
Amortization of debt discount	34,183	50,011
Changes in Assets and Liabilities
Decrease (increase) in accounts receivable	314,069	(227,436)
Decrease in inventory	547,477	597,026
Decrease in prepaid expenses	6,541	44,475
Net change in right-of-use asset/lease liability	(8,300)	(5,986)
Increase (decrease) in accounts payable	34,688	(467,861)
(Decrease) increase in accrued expenses	(81,506)	41,474
(Decrease) increase in accrued interest	(29)	(94)
Net cash provided by operating activities	1,269,589	920,286

Cash flows from investing activities
Purchase of equipment	(309,165)	(304,843)

Net cash used in investing activities	(309,165)	(304,843)

Cash flows from financing activities
Repayment on notes payable	(709,452)	(733,495)
Payments on auto loan	(15,501)	(14,668)
Net cash used in financing activities	(724,953)	(748,163)

Net increase (decrease) in cash	235,471	(132,720)
Cash beginning	1,486,852	1,619,572
Cash ending	$1,722,323	$1,486,852

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended
	December 31, 2023	December 31, 2022
Supplemental Disclosure of Non-Cash Investing Activities:

Transfers of inventory, licenses and equipment, net	$426,312	$247,717

Supplemental Information:
Cash paid for:
Interest	$588,937	$588,937
Income taxes	$1,953	$1,910

See Notes to Consolidated Financial Statements

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

For the year ended December 31, 2023, the Company recognized a net loss of $494,248 however it generated cash flows from operations, has sufficient inventory to fill outstanding lease and sales orders, and has maintained and sustained working capital surpluses. Although the Company’s leasing revenues experienced a decline during the year, sales of slot machines helped to fill the gap in revenues and profits. Aggressive expense management has been and continues to be employed to mitigate the effects that the lower revenues have had on performance.

Although we realized a net loss for the year ended December 31, 2023, based on our working capital surplus, financial condition, cash flow projections, anticipated revenues and financing agreements, we believe we have sufficient cash flows to support our operations for the next twelve months, however if supplemental financing becomes necessary, there is no assurance that the Company would be able to obtain such financing, on reasonable and feasible terms, or at all. If the Company needs additional funding and is unable to obtain it, its financial condition would be adversely affected. In that event, it would have to postpone or discontinue planned operations and projects for expansion. The Company’s continuance as a going concern is dependent upon these factors, among others. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

For the years 2023 and 2022, there was no revenue generated from customers outside the United States. Four casino customers accounted for 31% and 36% of our revenues for the years ended December 31, 2023 and 2022, respectively. One casino group represented 15% and 17% of total revenues for each of the years ended December 31, 2023 and 2022, respectively. For each of the years ended December 31, 2023 and 2022, the Company recorded no revenues related to performance obligations from prior periods.

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

Cash: For the purposes of reporting the statement of cash flows, the Company considers all cash accounts and highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company maintained and will maintain cash balances with highly reputable financial institutions, which at times throughout the year exceeded the federally insured amount of $250,000. The Company has not experienced any losses from deposits above the federally insured amount and the amount of funds in excess of the federally insured amount was $1,086,669 as of December 31, 2023.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Under CECL, the Company determined that a weighted average reserve of 0.7% of the outstanding accounts receivable balance was sufficient to cover unexpected credit losses and maintained an allowance of $6,593 as of December 31, 2023 and 2022, respectively. During each of the years ended December 31, 2023 and 2022, respectively, the Company wrote off $-0- of accounts receivable considered to be uncollectible.

During the years ended December 31, 2023 and 2022, respectively, sales contracts totaling $526,000 and $673,500 were sold on an installment basis, with downpayments due upon receipt at 50% of the total contract amount or a set dollar amount, and the remaining balances due in 24 equal monthly installments. The Company records the installments receivable net of an implied or stated interest rate, and recognizes interest income as the installments are paid. At December 31, 2023, installments receivable totaled $346,080, $150,644 of which have maturities greater than one year and are classified as long-term accounts receivable. At December 31, 2022, installments receivable totaled $370,638 with $96,992 classified as long-term accounts receivable. Interest income on installments totaled $10,768 and $9,996 for the year ended December 31, 2023 and 2022, respectively.

At December 31, 2023, accounts receivable from two casino customers represented 61% of total accounts receivable. At December 31, 2022, two casino customers represented 54% of total accounts receivable. One customer represented 49% and 36% of the total accounts receivable balance as of December 31, 2023 and 2022, respectively.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Research and Development: Research and development costs are charged to expense when incurred and are included in the Statement of Operations until technological feasibility is reached. Technological feasibility is established when a product design and a working model of the software product have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. These expenses include internally developed software costs as well as employee and product costs associated with the development of our products. As of December 31, 2023 and 2022, no amounts had been capitalized.

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

December 31, 2023 and 2022

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Income Taxes (Continued)

The Company has assessed its tax position and does not believe there are any uncertain tax positions. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the Statement of Operations. The Company has determined that there are no unrecognized tax benefits, and accordingly, has not recognized any interest or penalties during 2023 and 2022 related to unrecognized tax benefits. There is no accrual for interest or penalties as of December 31, 2023 and 2022.

The Company files U.S. income tax returns and multiple state income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

Advertising: The Company expenses advertising costs as incurred. There was no advertising expense in 2023 or 2022.

Impairment of Long-Lived Assets: The Company reviews its long-lived assets, including property and equipment and license fees, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long- lived assets, including definite lived license fees, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets or for identifiable intangibles with finite useful lives. The evaluation performed by management for 2023 and 2022 did not result in an impairment.

Liquidity: The Company evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for a period of one year after the date that the financial statements are issued, taking into consideration the quantitative and qualitative information regarding the Company’s current financial condition, conditional and unconditional obligations due and the funds and cash flow necessary to maintain operations within that time period.

Based on management’s evaluation, the Company will be able to continue operations on a going concern basis for at least the next twelve months from the date these financial statements are issued.

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

December 31, 2023 and 2022

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

The following table summarizes the number of dilutive shares, which may dilute future earnings per share, outstanding for each of the periods presented:

	December 31, 2023	December 31, 2022
Stock options	2,875,000	2,975,000
Warrants	7,000,000	7,000,000
	9,875,000	9,975,000

Note 2. Inventory

Inventory consisted of the following:

	December 31, 2023	December 31, 2022
Finished products	$273,136	$360,301
Raw materials	95,069	129,070
Less allowance for inventory obsolescence	(4,210)	(4,416)
Inventory, net	$363,995	$484,955

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 3. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2023	December 31, 2022
Equipment, principally gaming equipment	$4,945,521	$5,990,537
Delivery truck	78,247	78,247
Furniture and fixtures	88,024	89,162
Leasehold improvements	91,794	91,794
Property and equipment	5,203,586	6,249,740
Less accumulated depreciation	(4,172,615)	(3,969,906)
Property and equipment, net	$1,030,971	$2,279,834

Depreciation expense related to the gaming equipment under lease is listed separately in the consolidated Statements of Operations as costs of revenue. Depreciation expense related to all other property and equipment included in the consolidated Statements of Operations was $28,093 and $33,144 for the years ended December 31, 2023 and 2022, respectively.

Note 4. License Fees

License fees consist of the following:

	December 31, 2023	December 31, 2022
Purchased licenses	$360,160	$410,746
Less accumulated amortization	(346,710)	(397,946)
License fees, net	$13,450	$12,800

Under a patent cross license agreement with a licensor amended on November 30, 2021, the Company is required to pay a per unit license fee on games (slot machines) placed in service, each identifiable by a unique serial number. In December 2021, the Company paid $32,500 upfront for the first 50 machines deployed under the amended agreement, with subsequent fees due and payable on a quarterly basis and based on machines initially deployed in the preceding calendar quarter. The $650 per unit fee for the licenses is added to the cost of slot machines as they are built for sale or lease. The remaining per unit license fees as of December 31, 2023 and 2022 was $13,000 and $12,350, respectively. See Note 8 for further details regarding the patent cross license agreement.

The weighted average useful life of purchased source code licenses is 3 years. All purchased source code licenses are fully amortized.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Lightning Gaming, Inc. a nd Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 5.  Notes Payable (Continued)

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

Under the guidance of Accounting Standards Code (“ASC”) 470-50-40-10, the Amendment is considered a modification and therefore, any fees incurred would be capitalized and amortized as part of the effective yield. Since there were no additional fees incurred, the debt discount remaining as of the Amendment date is considered a cost of the debt reacquired and is shown as a reduction of the carrying value of the amended debt and is being amortized over the remaining term of the Loan. The combined balance of the debt discount attributable to the two advances on the Amendment date was $64,064, and the balance of the debt discount as of December 31, 2023 was $49,522.

As of December 31, 2023 and 2022, Notes payable, net of debt discount, consist of the following:

	Advance Date	Maturity Date	Note Amount	Monthly Payment	Interest Rate	December 31, 2023	December 31, 2022

PDS Gaming Advance 9	11/27/2019	12/1/2024	$5,000,000	$91,616	13%	$—	$3,303,936
PDS Gaming Advance 10	1/29/2020	2/1/2025	$1,000,000	$18,309	13%	—	652,963
PDS Gaming Note Payable	6/1/2023	11/1/2027	$3,703,884	$93,221	13.33%*	3,281,630

Total Notes Payable						3,281,630	3,956,899
Less: amounts classified as current						(689,366)	(790,371)
Long-Term Notes Payable						$2,592,264	$3,166,528

*As of December 31, 2023, the total interest rate was calculated at 5.38% SOFR plus the applicable margin rate of 7.95%.

Lightning Gaming, Inc. a nd Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 5.  Notes Payable (Continued)

The following table lists the future principal payments due on the Note as of December 31, 2023:

Year Ending December 31,	Amount
2024	$689,366
2025	798,277
2026	921,421
2027	872,566
$3,281,630

The following table provides a breakdown of the interest expense related to the Notes payable and Auto Loan as included in the consolidated Statements of Operations:

	Year ended December 31,
	2023	2022
Interest on Notes payable	$490,928	$585,605
Interest on Auto Loans (See Note 6)	2,470	3,238
Amortization of debt discount	34,142	50,011
	$527,540	$638,854

Note 6. Auto Loan

On January 30, 2021, the Company financed the purchase of a 2021 Ford F-650 box truck to be used as its delivery truck. The purchase price of the truck of $78,248 was financed with Ford Credit (“FC”) for a term of sixty months at an annual percentage rate of 5.54%. Monthly payments of $1,500 commenced March 16, 2021. Interest expense in the consolidated Statements of Operations related to the auto loan for the years ended December 31, 2023 and 2022, respectively, was $2,470 and $3,238.

As of December 31, 2023 and 2022, the principal balance of the auto loan was as follows:

	December 31, 2023	December 31, 2022
Total Auto Loan	$36,648	$52,149
Less: amounts classified as current	(16,380)	(15,504)
Long-Term Portion of Auto Loan	$20,268	$36,645

The following table lists the future principal payments due to FC on the auto loan as of December 31, 2023:

Year Ending December 31,	Amount
2024	$16,380
2025	17,313
2026	2,955
$36,648

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The following table summarizes the right-of-use asset and lease liability as of December 31, 2023:

Office lease right-of-use asset	$462,858
Less accumulated amortization	(224,695)
Balance of right-of-use asset	$238,163

Lease Liability
Current	$93,246
Long-term	178,230
$271,476

Lease expense for the years ended December 31, 2023 and 2022 was $174,128 and $157,004, respectively.

The following table summarizes the Company’s scheduled future minimum lease payments as of December 31, 2023:

Year Ended December 31:
2024	$111,612
2025	113,925
2026	77,106
Minimum lease payments	302,643
Less: imputed interest	(31,167)
Present value of minimum lease payments	271,476
Less: current maturities of lease liability	(93,246)
Long-term lease liability	$178,230

As of December 31, 2023 and 2022, the weighted-average remaining lease term for the building lease was 2.7 years and 3.7 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of December 31, 2023 and 2022 was 8%.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

A summary of option transactions in 2023 and 2022 under the 2016 Plan is as follows:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	2,975,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	—	—
Options outstanding at December 31, 2022	2,975,000	$0.13
Options granted	—	—
Options exercised	—	—
Options cancelled	(100,000)	0.13
Options outstanding at December 31, 2023	2,875,000	$0.13
Options available for grant under the 2016 Plan at December 31, 2023	2,825,000

Stock-based compensation expense is recognized in the Statements of Operations based on awards ultimately expected to vest and is adjusted for estimated forfeitures. The additional compensation expense arising from the modification of the exercise price is being recognized over the vesting period. Expense relating to the stock option plans was $326 and $8,862 for the years ended December 31, 2023, and 2022, respectively.

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 9. Stockholders’ Equity (Continued)

Stock Option Plan (Continued)

As of December 31, 2023, there was approximately $465 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2016 Plan. The cost is expected to be recognized over a weighted-average period of 2.6 years at an estimated forfeiture rate of 0% for executives and 20% for non-executives.

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

The fair value of the warrant is estimated using the Black-Scholes pricing model and is recognized as a liability in the accompanying consolidated Balance Sheets. The following assumptions were used to determine the fair value of the Warrant at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Stock price	$0.08	$0.10
Exercise price	$0.05	$0.05
Weighted average volatility	50.5%	70.4%
Expected dividend yield	—	—
Expected term (in years)	5.9	6.9
Weighted average risk-free interest rate	3.8%	4.0%

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

Based on the volatility in stock price of the comparable public companies and the calculation of the CV per the formula above, the resulting stock price of $0.08 and $0.10 price per share was used in the Black Scholes model to determine fair value of the Warrant at December 31, 2023 and 2022, respectively.

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 9. Stockholders’ Equity (Continued)

Warrant (Continued)

The following table reconciles the change in the fair value of the warrant liability classified as Level 3 in the fair value hierarchy:

Warrant Liability
Balance at December 31, 2021	$714,350
Net change in fair value	(140,914)
Balance at December 31, 2022	573,436
Net change in fair value	(214,472)
Balance at December 31, 2023	$358,964

The following table is a summary of the Warrant activity for the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Exercise price
Warrants at December 31, 2021	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2022	7,000,000	$0.05
Warrants granted	—	—
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants at December 31, 2023	7,000,000	$0.05
Warrants exercisable at December 31, 2023	7,000,000

The following table summarizes information with respect to the Warrant outstanding at December 31, 2023:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	5.9	$0.05	-

The following table summarizes information with respect to the Warrant outstanding at December 31, 2022:

Warrant Outstanding
Weighted
	Average	Weighted
	Remaining	Average	Aggregate
	Contractual	Exercise	Intrinsic
Shares	Life (Years)	Price	Value
7,000,000	6.9	$0.05	-

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 10. Revenue

The following table provides a breakdown of the revenue by category as included in the consolidated Statements of Operations:

	Year ended December 31,
	2023	2022
Lease, license and service fees:
Flat daily rate lease	$2,434,652	$2,545,605
Participation lease	715,228	1,206,947
Placement and license fees	19,380	5,950
	$3,169,260	$3,758,502

The following table provides a breakdown of the sales of gaming products and parts as included in the consolidated Statements of Operations:

	Year ended December 31,
	2023	2022

Sales of gaming products and parts:
Slot machine sales	$1,235,039	$1,956,396
Kiosk sales	131,766	—
Parts and ancillary items sales	96,598	105,840
	$1,463,403	$2,062,236

Note 11. Income from Employee Retention Credits

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

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 12. Income Taxes

The components of the income tax provision for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,
	2023	2022
Current tax expense:
Federal	$—	$—
State	4,569	1,500
	$4,569	$1,500

Deferred tax benefit:
Federal	$129,000	$50,000
State	67,000	27,000
Valuation allowance	(196,000)	(77,000)
	$—	$—

Net deferred tax assets consist of the following components as of December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Deferred tax asset:
Net operating loss carryforward	$4,319,000	$4,271,000
Accounts receivable allowance	2,000	2,000
Property and equipment	(248,000)	(389,000)
Accrued expenses	274,000	265,000
Impairment charge	211,000	211,000
Start-up costs	3,000	3,000
Stock based compensation	133,000	133,000
Inventory allowance	1,000	1,000
Other	(36,000)	(34,000)
	4,659,000	4,463,000
Less valuation allowance	(4,659,000)	(4,463,000)
Net deferred taxes	$—	$—

A reconciliation of income tax expense at statutory rates to the income tax expense reported in the Statements of Operations is as follows for the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022
Federal tax benefit at statutory rate	$(104,000)	$(31,000)
State tax benefit net of federal taxes	(33,431)	(10,500)
Warrant valuation	(62,000)	(41,000)
Other	8,000	7,000
Increase in valuation allowance	196,000	77,000
Income tax expense	$4,569	$1,500

Lightning Gaming, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 12. Income Taxes (Continued)

As of December 31, 2023, the Company has available, for federal and state income tax purposes, net operating loss (“NOL”) carryforwards of approximately $14,997,000. $12,773,000 of the NOL carryforwards expire at various times through 2038 and $2,224,000 of the NOLs can be carried forward indefinitely. The utilization of the NOL carryforwards is dependent upon the ability of the Company to generate sufficient taxable income during the carryforward periods. The NOL carryforwards are also subject to certain limitations on their utilization should changes in Company ownership occur. The Company has not recognized any NOL carryforward benefits or other net deferred tax assets in the current financial statements.

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

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position. There have been no new accounting pronouncements not yet effective that have significance to our consolidated financial statements.

Note 14. Subsequent Event

As disclosed in Note 5. Notes Payable, the Company is required to meet certain key financial ratios under covenant clauses in its Master Loan Agreement (the “Loan”) and as modified in subsequent amendments to the Loan. Subsequent to December 31, 2023 and for the quarter ending March 31, 2024, the Company anticipates that it will be noncompliant with the financial ratios specified in the Loan, however in March 2024, the Company obtained waivers from its Lender on the financial ratio covenants through and including the quarter ending September 30, 2024 at which time the ratios will be revisited. In addition, the Company has determined that it has sufficient cash flows and working capital to satisfy its obligations for a period of one year beyond the issuance of these financial statements.

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

As of December 31, 2023, we conducted an evaluation, under the supervision and with the participation of our management including our CEO and Controller, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and Controller have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. This evaluation was performed using the criteria set forth in the Internal Control - Integrated Framework (the “Framework”) developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) updated in 2013. Based on such evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Name	Age	Position Held with the Company
Brian Haveson	59	Chairman, CEO, Director
Donald Caldwell	77	Director
Frederick Tecce	88	Director

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

Item 11. Executive Compensation.

The following Summary Compensation Table reports compensation we paid in 2023 and 2022 to Brian Haveson, our and Lightning Poker’s principal executive officer (our “named executive officer”). The average compensation paid to Mr. Haveson in 2023 and 2022 was $355,945.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Brian Haveson, Director and CEO	2023 2022	$340,836 $328,521	$- $14,000	$ $-	$- $-	$- $-	$- $-	$14,193 $14,340	$355,029 $356,861

NOTES:

(1)	Mr. Haveson was awarded a $14,000 bonus as part of the bonus plan and pool approved by the Executive Compensation Committee based on a percentage of 2022 EBITDA. The 2022 bonus was accrued as of December 31, 2022 and paid on January 31, 2023.
(2)	Includes employer contributions to 401K plan that is available to all employees. Does not include premiums for health insurance that is available on a non-discriminatory basis to all full-time employees.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information concerning all unexercised common stock options granted to our named executive officers, which were outstanding on December 31, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (mo/day/year)
Brian Haveson (1)	2,000,000	-	-	$0.13	3/8/2027

NOTES:

(1)	At December 31, 2023, Mr. Haveson held options to purchase an aggregate of 2,000,000 shares under the 2016 Plan which vested at 400,000 shares each year until fully vested in March 2022.

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

Director Compensation

Our directors, excluding directors who are named executive officers, did not receive compensation during 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

The following table indicates how many shares of our (voting) Common Stock and Nonvoting Common Stock were beneficially owned as of March 29, 2024 by (1) each person known by us to be the beneficial owner of more than 5% of our common stock (“5% Shareholder”), (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a person has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire such power, such as through the exercise of options, warrants, or convertible debt within 60 days. Except as indicated otherwise below, to our knowledge the persons named in the table below have sole voting power (for common stock) and investment power with respect to all shares shown as beneficially owned by them. To calculate the percentage of outstanding common stock owned by each named person or the group reported in the table below, we added shares of common stock that the named person or group (as the case may be) can acquire within 60 days to both (a) the number of shares of common stock actually outstanding (4,649,383) and (b) the number of other shares of common stock (if any) actually held by that named person or the group (as the case may be).

See Part II, Item 5 of this report for further information on securities authorized for issuance under our equity compensation plan.

The address of each of the directors and executive officers listed below is c/o Lightning Gaming, Inc., 23 Creek Circle, Suite 400, Boothwyn, Pennsylvania 19061.

	Common Stock		Nonvoting Common Stock
Directors and Executive Officers:	Number of Shares Beneficially Owned	Percent of Class	Number of Shares Beneficially Owned	Percent of Class
Donald Caldwell (1)	1,021,000 (2)	8.8%	33,300,000	92.2%
Fredrick C. Tecce (1)	611,000 (2) (3)	5.2%	33,300,000	92.2%
Brian Haveson	738,409	6.3%	2,000,000(4)	5.5%
All directors and executive officers as a group (3 persons)	2,189,409	18.8%	35,300,000 (6)	97.8%

5% Shareholders:
CI II and related parties (1) (2)	181,000 (5)	1.6%	33,300,000	92.8%
PDS Gaming - Nevada, LLC	7,000,000(7)	60.1%	—	-

(1)	CI II is managed by Cross Atlantic of which Mr. Caldwell is Chairman and CEO and Mr. Tecce is a retired managing director and former counsel. Consequently, Cross Atlantic, Mr. Caldwell, and Mr. Tecce may be deemed the beneficial owners of the shares that CI II beneficially owns.
(2)	Includes 181,000 shares owned by CI II.
(3)	Includes 50,000 shares beneficially owned by Mr. Tecce’s wife.
(4)	Consists of options to purchase 2,000,000 shares under the 2016 Stock Option Plan.
(5)	The address of CI II and its manager, Cross Atlantic, is PO Box 410, Haverford, PA 19041-0410.
(6)	Includes an aggregate of 2,000,000 shares that can be acquired through the exercise of options.
(7)	Consists of 7,000,000 shares that can be acquired through the exercise of warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We are reporting the information below based on the following relationships: (1) CI II is managed by Cross Atlantic and is a 5% Shareholder; and (2) Mr. Caldwell is the founder and CEO and Mr. Tecce is a retired managing director and former counsel to Cross Atlantic.

As of December 31, 2023, CI II owns 3.89% of the (voting) Common Stock and 100% of the Nonvoting Common Stock of the Company. CI II is managed by Cross Atlantic Capital Partners, wholly owned by Donald Caldwell, who is a Director and Shareholder of the Company. Frederick Tecce is also a Director and Shareholder of the Company and is the retired Managing Director of Cross Atlantic Capital Partners. Our Nonvoting Common Stock participates with, and is identical to, our common stock except for the lack of voting rights.

For the years ended December 31, 2023 and 2022, the Company had no material related party transactions which were required to be disclosed in accordance with SEC rules.

Item 14. Principal Accountant Fees and Services.

Our audit committee selected, and our Board of Directors approved, the firm of Assurance Dimensions, Inc. (“ADI”) as our principal accountant and registered public accounting firm to audit our annual consolidated financial statements and perform quarterly financial statement review services for the fiscal year ended December 31, 2023.

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

The aggregate fees billed to us for the audit of our annual consolidated statements by ADI were $66,000 and $63,000, respectively, for the years ended December 31, 2023 and 2022. All of ADI’s billings were for audit services, which consisted of the audit of our annual consolidated financial statements and review of our quarterly consolidated financial statements included in our Form 10-Q filings during 2023 and 2022.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

(a)(2) and (c) Financial Statement Schedules

II Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 16. Form 10-K Summary

None

(a)(3) and (b) Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
2.1*	Agreement and Plan of Merger by and among Lightning Gaming, Inc. (the “Company”), LPI Acquisition Corp. and Lightning Poker, Inc.(“Lightning Poker”) (see Exhibit 10.1 to Form 8-K filed October 4, 2007)
3.1*	Articles of Incorporation of the Company (see Exhibit 3.1 to Form 10-K filed March 31, 2010)
3.2*	Bylaws of the Company (see Exhibit 3.2 to Form 10-SB filed April 23, 2007)
3.3*	Certificate of Amendment to Articles of Incorporation (See Exhibit 3.1 to Form 8-K filed on July 27, 2015)
10.1*	Distribution Agreement dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc. (see Exhibit 10.1 to Form 8-K filed January 30, 2008) [Portions have been omitted pursuant to a request for confidential treatment.]
10.2*	Lease Agreement with Windsor at Namaan’s Creek LP for office and warehouse at 23 Creek Circle, Boothwyn, Pa 19061 (see Exhibit 10.2 to Form 10-K filed March 31, 2010)
10.3*(A)	2007 Equity Incentive Plan of the Company (see Exhibit A to Schedule 14C filed October 29, 2007)
10.4*	Lightning Poker Warrant for Stock issued to Lance Funston dated April 19, 2007 (see Exhibit 10.8 to Form 8-K filed January 30, 2008)
10.5*	Lightning Poker Warrant for Stock issued to Robert Paul dated April 19, 2007 (see Exhibit 10.9 to Form 8-K filed January 30, 2008)
10.6*	Lightning Poker Warrant for Stock (30,000 shares) issued to Frederick A. Tecce dated July 23, 2007 (see Exhibit 10.15 to Form 8-K filed January 30, 2008)
10.7*(A)	The Company's 2007 Equity Incentive Plan form of Incentive Stock Option Agreement (see Exhibit 10.1 to Form 10-Q filed August 14, 2008)
10.8*(A)	The Company's 2007 Equity Incentive Plan form of Nonqualified Stock Option Agreement (see Exhibit 10.2 to Form 10-Q filed August 14, 2008)
10.9*(A)	Lightning Poker employment agreement with Christopher Strano dated June 9 - June 15, 2009 (see Exhibit 10.31 to Form 10-K filed March 31, 2010)
10.10*	Modification of Distribution Agreement, dated January 22, 2007, between Lightning Poker and Shuffle Master, Inc., referenced in Exhibit 10.1 to this Form 10-K (see Exhibit 10.54 to Form 10-K filed April 7, 2011) [Portions have been omitted pursuant to a request for confidential treatment.]
10.11*	Debt Conversion Agreement between the Company and CI II dated August 6, 2015 (see Exhibit 10.1 to Form 8-K filed August 6, 2015)
10.12*	Amended and Restated Voting Agreement between the Company and the Stock Holders dated August 6, 2015 (see Exhibit 10.2 to Form 8-K filed August 6, 2015)
10.13*	Cancellation of Amended and Restated Voting Agreement between the Company and the Stock Holders dated September 28, 2015 (see Exhibit 10.1 for Form 8-K filed September 28, 2015)
10.14*	Changes in Registrant’s Certifying Accountant, Dismissal of Previous Independent Registered Public Accounting Firm dated November 16, 2015 and Engagement of New Independent Registered Public Accounting Firm dated November 17, 2015 (see Exhibit 16.1 for form 8-K/A as amended filed November 23, 2015)
10.15*(A)	2016 Stock Option Plan of the Company (see Exhibit A to Schedule 14C filed August 9, 2016)
10.16*	Master Loan Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.1 to Form 8-K filed July 18, 2018)
10.17*	Security Agreement between the Company and PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.2 to Form 8-K filed July 18, 2018)
10.18*	Promissory Note issued by the Company to PDS Gaming LLC dated July 17, 2018 (see Exhibit 99.3 to Form 8-K filed July 18, 2018)
10.19*	Master Loan Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.1 to Form 8-K filed December 3, 2019)
10.20*	Security Agreement between the Company and PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.2 to Form 8-K filed December 3, 2019)
10.21*	Promissory Note issued by the Company to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.3 to Form 8-K filed December 3, 2019)
10.22*	Lightning Gaming, Inc. Warrant to Purchase Voting Common Stock (7,000,000 shares) issued to PDS Gaming – Nevada, LLC dated November 27, 2019 (see Exhibit 99.4 to Form 8-K filed December 3, 2019)
10.23*	Changes in Registrant’s Certifying Accountant, Declination to stand for reelection of Previous Independent Registered Public Accounting Firm dated March 30, 2020 and Engagement of New Independent Registered Public Accounting Firm dated April 8, 2020 (see Exhibit 16.1 for form 8-K filed April 9, 2020)
21.1	List of subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. 1350
101	The following materials from this Annual Report on Form 10-K for the year ended December 31, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
(A)	Management contract or compensatory plan or arrangement.

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

Dated: March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Haveson	Chief Executive Officer, Director	March 29, 2024
Brian Haveson	(Principal Executive Officer)

/s/Brian Haveson	Chief Financial Officer	March 29, 2024
Brian Haveson	(Principal Financial and Accounting Officer)

/s/Donald Caldwell	Director	March 29, 2024
Donald Caldwell

/s/Fredrick C. Tecce	Director	March 29, 2024
Fredrick C. Tecce

